Form 10-Q
period 1997-09-30
SUMMIT PROPERTIES PARTNERSHIP L P
filed 1997-11-12
CIK 1034235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to ____________.

                         Commission file number 0-22411

                                  -------------

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

Yes  X         No
    ---           ---

                       SUMMIT PROPERTIES PARTNERSHIP, L.P.

                                      INDEX

PART I           FINANCIAL INFORMATION                                     PAGE

         Item 1  Financial Statements

                 Balance Sheets as of  September 30, 1997
                     and December 31, 1996 (Unaudited). . . . . . . . . . .   3

                 Statements of Earnings for the three and
                     nine months ended September 30, 1997 and 1996
                     (Unaudited). . . . . . . . . . . . . . . . . . . . . .   4

                 Statement of Partners' Equity (Unaudited) .  . . . . . . .   5

                 Statements of Cash Flows for the nine
                     months ended September 30, 1997 and 1996
                     (Unaudited). . . . . . . . . . . . . . . . . . . . . .   6

                 Notes to Financial Statements. . . . . . . . . . . . . . .   7

         Item 2  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations . . . . . . . . . . 11

PART II          OTHER INFORMATION

         Item 2  Changes in Securities. . . . . . . . . . . . . . . . . . .  29

         Item 6  Exhibits Index and Reports on Form 8-K . . . . . . . . . .  29

         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT PROPERTIES PARTNERSHIP, L.P.
BALANCE SHEETS
(Dollars in Thousands)
(UNAUDITED)


                                                           September 30,   December 31,
                                                               1997           1996
                                                           -------------   ------------
ASSETS
Real estate assets:
  Land and land improvements                               $ 120,811       $ 102,605
  Buildings and improvements                                 576,932         472,996
  Furniture, fixtures and equipment                           49,405          43,021
                                                           ---------       ---------
                                                             747,148         618,622
  Less: accumulated depreciation                             (99,789)        (85,651)
                                                           ---------       ---------
        Operating real estate assets                         647,359         532,971
  Construction in progress                                   118,108          86,157
                                                           ---------       ---------
        Net real estate assets                               765,467         619,128

Cash and cash equivalents                                      3,930           3,665

Restricted cash                                                5,115           4,121

Deferred financing costs, net                                  7,294           4,675

Other assets                                                   4,823           3,775
                                                           ---------       ---------
Total assets                                               $ 786,629       $ 635,364
                                                           =========       =========

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
  Notes payable                                            $ 438,094       $ 309,933
  Accrued interest payable                                     2,597           1,318
  Accounts payable and accrued expenses                       17,641           7,257
  Distributions payable to unitholders                        10,867          10,244
  Security deposits and prepaid rents                          3,605           3,196
                                                           ---------       ---------
        Total liabilities                                    472,804         331,948
                                                           ---------       ---------

Commitments

Partners' equity
  Partnership units issued and outstanding 27,339,016
    and 26,415,977
    General partner - outstanding 273,390 and 264,159          3,869           3,766
    Limited partners - outstanding 27,065,626 and
      26,151,818                                             309,956         299,650
                                                           ---------       ---------
        Total partners' equity                               313,825         303,416
                                                           ---------       ---------
Total liabilities and partners' equity                     $ 786,629       $ 635,364
                                                           =========       =========



See notes to financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.
STATEMENTS OF EARNINGS
(Dollars In Thousands Except For Per Unit Data)
(Unaudited)

                                                    Three Months Ended                      Nine Months Ended
                                                       September 30,                           September 30,
                                              -------------------------------       -------------------------------
                                                  1997               1996               1997              1996
                                              ------------       ------------       ------------       ------------
Revenues:
  Rental                                      $     28,240       $     23,143       $     80,348       $     65,097
  Other property income                              1,660              1,293              4,558              3,461
  Interest                                              97                240                305                395
  Other income                                          71                 95                209                310
                                              ------------       ------------       ------------       ------------
        Total revenues                              30,068             24,771             85,420             69,263
                                              ------------       ------------       ------------       ------------

Expenses:
  Property operating and maintenance:
    Personnel                                        2,427              2,191              6,899              6,315
    Advertising and promotion                          596                434              1,418              1,015
    Utilities                                        1,312              1,056              3,623              3,036
    Building repairs and maintenance                 2,326              2,022              6,382              5,456
    Real estate taxes and insurance                  2,573              2,258              8,111              6,744
    Depreciation                                     5,852              4,682             16,463             13,249
    Property supervision                               701                576              2,041              1,632
    Other operating expenses                           797                690              2,356              1,943
                                              ------------       ------------       ------------       ------------
                                                    16,584             13,909             47,293             39,390
  Interest                                           5,790              4,292             15,382             13,346
  General and administrative                           857                764              2,099              2,045
  Loss (income) in equity investments:
    Summit Management Company                         (111)                66                (86)               161
    Real estate joint venture                         --                 --                 --                   (1)
                                              ------------       ------------       ------------       ------------
        Total expenses                              23,120             19,031             64,688             54,941
                                              ------------       ------------       ------------       ------------

Income before gain on sale of real
  estate assets and extraordinary items              6,948              5,740             20,732             14,322
Gain on sale of real estate assets                    --                 --                4,366               --
                                              ------------       ------------       ------------       ------------
Income before extraordinary items                    6,948              5,740             25,098             14,322
Extraordinary items                                   --                 (626)              --                 (626)
                                              ------------       ------------       ------------       ------------
Net income                                           6,948              5,114             25,098             13,696
Net income allocated to general partner                (70)               (51)              (251)              (137)
                                              ------------       ------------       ------------       ------------
Net income allocated to limited partners      $      6,878       $      5,063       $     24,847       $     13,559
                                              ============       ============       ============       ============


Per unit data:
  Income before extraordinary items           $       0.25       $       0.24       $       0.92       $       0.66
                                              ============       ============       ============       ============
  Net income                                  $       0.25       $       0.21       $       0.92       $       0.63
                                              ============       ============       ============       ============
  Distributions declared                      $       0.40       $       0.39       $       1.19       $       1.16
                                              ============       ============       ============       ============
  Weighted average units                        27,369,316         24,070,632         27,252,718         21,769,807
                                              ============       ============       ============       ============

See notes to financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.
STATEMENT OF PARTNERS' EQUITY
(Dollars In Thousands)
(Unaudited)


                                                           General        Limited
                                                           Partner        Partners         Total
                                                           -------       ----------      ---------
Balance, December 31, 1996                                 $ 3,766       $ 299,650       $ 303,416
   Distributions                                              (326)        (32,306)        (32,632)
   Contributions from Summit Properties related to:
     Issuance of stock                                         117          11,629          11,746
     Exercise of stock options                                   7             731             738
     Amortization of restricted stock grants                     3             268             271
     Proceeds from Dividend Reinvestment
       and Employee Stock Purchase Plans                        17           1,743           1,760
   Costs of shelf registrations                                 (5)           (506)           (511)
   Issuance of units related to property acquisitions           39           3,900           3,939
   Net income                                                  251          24,847          25,098
                                                           -------       ---------       ---------
Balance, September 30, 1997                                $ 3,869       $ 309,956       $ 313,825
                                                           =======       =========       =========


See notes to financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.
STATEMENTS OF CASH FLOWS
(Dollars In Thousands)
(Unaudited)


                                                                             Nine Months Ended
                                                                               September 30,
                                                                         -------------------------
                                                                            1997            1996
                                                                         ---------       ---------
Cash flows from operating activities:
  Net income                                                             $  25,098       $  13,696
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Extraordinary items                                                       --               626
    Gain (loss)  on equity method investments                                  (86)            160
    Gain on sale of real estate assets                                      (4,366)           --
    Depreciation and amortization                                           17,336          13,994
    Increase in restricted cash                                               (994)           (610)
    Increase  in other assets                                                 (699)         (1,747)
    Increase (decrease) in accrued interest payable                          1,262             (82)
    Increase in accounts payable and accrued expenses                        4,484           4,114
    Increase (decrease) in security deposits and prepaid rents                (104)            557
                                                                         ---------       ---------
                Net cash provided by operating activities                   41,931          30,708
                                                                         ---------       ---------
Cash flows from investing activities:
  Construction of real estate assets, net of payables                      (68,980)        (54,259)
  Purchase of Communities                                                  (57,749)         (6,360)
  Proceeds from sale of Community                                            9,271            --
  Capitalized interest                                                      (4,528)         (2,884)
  Recurring capital expenditures                                            (2,589)         (1,805)
  Non-recurring capital expenditures                                        (3,317)         (2,329)
                                                                         ---------       ---------
                Net cash used in investing activities                     (127,892)        (67,637)
                                                                         ---------       ---------
Cash flows from financing activities:
  Debt proceeds, net of underwriters discount, offering
    and related costs                                                      226,920          80,775
  Debt repayments                                                         (117,358)       (103,751)
  Distributions to unitholders                                             (32,104)        (23,761)
  Payments of financing costs                                                  (32)           (148)
  Contributions from Summit Properties related to:
    Issuance of common stock, net of underwriters discount,
      offering and related costs                                             6,813          97,619
    Exercise of stock options                                                  738             224
    Proceeds from Dividend Reinvestment and Employee Stock
      Purchase Plans                                                         1,760           1,262
  Shelf registrations costs                                                   (511)           --
                                                                         ---------       ---------
                Net cash provided by financing activities                   86,226          52,220
                                                                         ---------       ---------
Net increase in cash and cash equivalents                                      265          15,291
Cash and cash equivalents, beginning of period                               3,665           2,881
                                                                         ---------       ---------
Cash and cash equivalents, end of period                                 $   3,930       $  18,172
                                                                         =========       =========

Supplemental disclosure of cash flow
  information - Cash paid for interest, net of capitalized interest      $  13,359       $  12,643
                                                                         =========       =========


See notes to financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

NOTES TO FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared by the management of Summit Properties Partnership, L.P., (the "Operating Partnership") in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership's December 31, 1996 audited financial statements and notes thereto included in the Operating Partnership's Registration Statement on Form 10, as amended.

         The Operating Partnership conducts the business of developing, acquiring and managing multi-family apartment communities for Summit Properties Inc. ("Summit Properties"). Summit Properties is the sole general partner and majority owner of the Operating Partnership. Summit Properties is a self-administered and self-managed equity real estate investment trust ("REIT").

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 128 (SFAS No. 128), "Earnings Per Share," which will be effective for periods ending after December 15, 1997. SFAS No. 128 will change the method for calculating earnings per Unit. Had the Operating Partnership applied SFAS No. 128 for the three and nine months ended September 30, 1997, the effect on reported earnings per Unit would not be significant.

2.       ACQUISITIONS AND DISPOSITIONS

         During 1997, the Operating Partnership completed the acquisition of four Communities: Summit Mayfaire, Summit Portofino, Summit Sand Lake and Summit Windsor II. The acquisitions added a total of 1,188 apartment homes to the Operating Partnership's portfolio at an aggregate purchase price of $82.9 million. The acquisitions were primarily financed with the assumption of $15.2 million in debt, the issuance of 243,608 Units to Summit Properties in exchange for Summit Properties issuing 243,608 shares of Common Stock to the seller, the issuance of 194,495 Units directly to the seller, and payment of $57.7 million in cash.

         In addition, the Operating Partnership acquired its joint venture partner's interest in Summit Plantation (formerly Plantation Cove) apartment community on April 1, 1996. The Operating Partnership paid $6.4 million in cash for the remaining 75% interest in this joint venture, which is now owned entirely by the Operating Partnership.

         The following summary of selected unaudited pro forma results of operations presents information as if the communities acquired in 1997 and the Summit Plantation acquisition had occurred at the beginning of each period presented. The pro forma information for the nine months ended September 30, 1997 and 1996 is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (dollars in thousands, except per unit amounts):

                                                                    Nine Months Ended
                                                                      September 30,
                                                               ---------------------------
                                                                   1997            1996
                                                               ----------      -----------
         Net revenues                                          $   87,356      $    78,131
                                                               ==========      ===========

         Income before gain on sale of real estate assets      $   20,613      $    13,922
                                                               ==========      ===========

         Net income                                            $   24,979      $    13,922
                                                               ==========      ===========

         Net income per Unit                                   $     0.91      $      0.62
                                                               ==========      ===========


         Weighted average units                                27,386,667       22,522,939
                                                               ==========      ===========

         On May 14, 1997, the Operating Partnership sold a community in Charlotte, North Carolina known as Summit Charleston for $9.5 million. A gain on the sale of $4.4 million was recognized. Proceeds from the sale were used to partially fund the acquisition of Summit Windsor II .

3.       SENIOR UNSECURED DEBT OFFERING

         On August 12, 1997, the Operating Partnership completed a $125 million senior unsecured debt offering (the Notes). The Notes consist of: $25 million of 6.8% Notes due on August 15, 2002, $50 million of 6.95% Notes due on August 15, 2004 and $50 million of 7.2% Notes due on August 15, 2007. The Notes are redeemable at any time at the option of the Operating Partnership, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes and the make-whole amount, if any, based upon the available reinvestment rate. The Notes are not subject to any mandatory sinking fund and are unsecured obligations of the Operating Partnership. The related indenture contains various covenants including certain restrictions on future indebtedness, limitations on encumbered assets and maintenance of a minimum debt coverage ratio.

4.       RESTRICTED STOCK

         In the nine months ended September 30, 1997 and 1996, Summit Properties granted 26,528 and 56,041 shares, respectively, of restricted stock to employees of the Operating Partnership and subsidiaries under Summit Properties 1994 Stock Option and Incentive Plan. The market value of the restricted stock grants in 1997 and 1996 totaled $570,000 and $1.1 million, respectively. Unearned compensation is being amortized to expense over the vesting period which ranges from three to five years.

5.       SUPPLEMENTAL CASH FLOW INFORMATION

         Non-cash investing and financing activities for the nine months ended September 30, 1997 and 1996 are as follows:

         A. In the nine months ended September 30, 1997, the Operating Partnership purchased four communities (Summit Mayfaire, Summit Portofino, Summit Sand Lake and Summit Windsor II). The Operating Partnership completed the purchase of the four Communities by assuming debt, issuing 194,495 Units, issuing 243,608 Units to Summit Properties in exchange for Summit Properties issuing 243,608 shares of Common Stock to the seller, assuming certain liabilities and current assets, and the payment of cash. The recording of the purchases is summarized as follows (in thousands):

                     Fixed assets                                      $ 82,898
                     Other assets                                            30
                     Debt assumed                                       (15,226)
                     Current liabilities assumed                         (1,081)
                     Value of Operating Partnership Units issued         (3,939)
                     Value of Common Stock issued                        (4,933)
                                                                       --------
                           Cash invested                               $ 57,749
                                                                       ========

         B. On April 1, 1996, the Operating Partnership acquired its joint venture partner's interest in the Summit Plantation (formerly Plantation Cove) apartment community. The Operating Partnership paid $6.4 million in cash for the remaining 75% interest in this joint venture, which is now owned entirely by the Operating Partnership. The recording of the purchase is summarized as follows (in thousands):

                     Fixed assets                                      $ 21,913
                     Current assets                                         202
                     Deferred charges                                        95
                     Debt assumed                                       (14,347)
                     Current liabilities assumed                           (288)
                     Equity investment                                   (1,215)
                                                                       --------
                     Net cash paid                                     $  6,360
                                                                       ========

         C. The Operating Partnership issued 106,330 Units, (valued at $2.1 million) for the purchase of land during the nine months ended September 30, 1996.

         D. The Operating Partnership accrued a distribution payable in the amount of $10.9 million and $10.2 million at September 30, 1997 and 1996, respectively.

         E. Summit Properties issued 26,528 and 56,041 shares, respectively, of restricted stock valued at $570,000 and $1.1 million during the nine months ended September 30, 1997 and 1996, respectively, to employees of the Operating Partnership and subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements including, without limitation, statements relating to the operating performance of stabilized communities and development activities of the Operating Partnership within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Operating Partnership's actual results and performance of stabilized and development communities could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include general economic conditions, local real estate market conditions, construction delays due to unavailability of materials, weather conditions or other delays and those factors discussed in the last paragraph under the heading entitled "Operating Performance of the Operating Partnership's Stabilized Communities" and in the section entitled "Development Activity--Certain Factors Affecting the Performance of Development Communities" on pages 13 and 24, respectively, of this Form 10-Q.

As of September 30, 1997, there were 27,339,016 Units outstanding of the Operating Partnership, of which 23,306,930, or 85.3% were owned by Summit Properties and 4,032,086, or 14.7% were owned by other partners (including certain officers and directors of Summit Properties).

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

Results of Operations for the Three and Nine Months Ended September 30, 1997 and 1996

For the three and nine months ended September 30, 1997, income before gain on sale of real estate assets and extraordinary items increased $1.2 million and $6.4 million, respectively, to $6.9 million and $20.7 million, respectively, from the three and nine months ended September 30, 1996.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S PORTFOLIO OF COMMUNITIES

The operating performance of the Communities for the three and nine months ended September 30, 1997 and 1996 is summarized below (dollars in thousands):

                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                         September 30,
                                             ----------------------------------  ------------------------------------
                                              1997        1996       % Change       1997        1996       % Change
                                             ----------- ---------- -----------  ----------- ----------- ------------
Property revenues:
   Stabilized communities (1)                  $21,376     $21,072        1.4%      $61,115     $60,010         1.8%
   Acquisition communities (2)                   2,743           0      100.0%        8,985       1,467       512.5%
   Stabilized development communities            3,137       2,773       13.1%        9,264       5,768        60.6%
   Communities in lease-up                       2,644         233     1034.8%        5,023         255      1869.8%
   Community sold                                    0         358     -100.0%          519       1,058       -50.9%
                                               -------     -------                  -------     -------
Total property revenues                         29,900      24,436       22.4%       84,906      68,558        23.8%
                                               -------     -------                  -------     -------
Property operating and maintenance
  expense (3):
   Stabilized communities                        8,080       8,083        0.0%       23,057      22,902         0.7%
   Acquisition communities                         934           0      100.0%        3,022         515       486.8%
   Stabilized development communities              933         889        4.9%        2,865       2,127        34.7%
   Communities in lease-up                         785         114      588.6%        1,675         161       940.4%
   Community sold                                    0         141     -100.0%          211         436       -51.6%
                                               -------     -------                  -------     -------
Total property operating and
  maintenance expense                           10,732       9,227       16.3%       30,830      26,141        17.9%
                                               -------     -------                  -------     -------
Property operating income                      $19,168     $15,209       26.0%      $54,076     $42,417        27.5%
                                               =======     =======                  =======     =======

Apartment homes, end of period                  14,734      12,140       21.4%       14,734      12,140        21.4%
                                               =======     =======                  =======     =======


(1) Includes Communities which were stabilized for each of the comparable periods presented. Three month results include Summit Plantation which was acquired April 1, 1996.

(2) Three month results include the Communities acquired in 1997. Nine month results include the Communities acquired in 1997 and Summit Plantation acquired April 1, 1996.

(3)   Before real estate depreciation expense.

A summary of the Operating Partnership's apartment homes for the nine months ended September 30, 1997 and 1996 is as follows:

                                                  1997              1996
                                                 ------            ------
Apartment homes at January 1                     12,454            11,286
Acquisitions                                      1,188               262
Developments which began rental operations
  during the period                               1,306               592
Sale of apartment homes                            (214)             --
                                                 ------            ------
Apartment homes at September 30                  14,734            12,140
                                                 ======            ======

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S STABILIZED COMMUNITIES

The operating performance of the 45 and 44 Communities stabilized during the entire period in each of the three and nine months ended September 30, 1997 and 1996, respectively, are summarized below (dollars in thousands except average monthly rental revenue):

                                                 Three Months Ended                   Nine Months Ended
                                                    September 30,                       September 30,
                                         -----------------------------------  -----------------------------------
                                           1997        1996      % Change       1997         1996     % Change
                                         ----------  ----------  -----------  ----------  ----------- -----------
Property revenues:
   Rental                                  $20,348     $20,004         1.7%     $58,209      $57,089        2.0%
   Other                                     1,028       1,068        -3.7%       2,906        2,921       -0.5%
                                           -------     -------                  -------      -------
Total property revenues                     21,376      21,072         1.4%      61,115       60,010        1.8%
                                           -------     -------                  -------      -------
Property operating and maintenance
  expense (1):
   Personnel                                 1,793       1,923        -6.8%       5,217        5,580       -6.5%
   Advertising and promotion                   315         254        24.0%         781          634       23.2%
   Utilities                                   982         922         6.5%       2,719        2,669        1.9%
   Building repairs and maintenance          1,886       1,886         0.0%       5,186        5,113        1.4%
   Real estate taxes and insurance           1,983       2,015        -1.6%       5,898        5,792        1.8%
   Property supervision                        530         523         1.3%       1,524        1,491        2.2%
   Other operating expense                     591         560         5.5%       1,732        1,623        6.7%
                                           -------     -------                  -------      -------
Total property operating and
  maintenance expense                        8,080       8,083         0.0%      23,057       22,902        0.7%
                                           -------     -------                  -------      -------
Property operating income                  $13,296     $12,989         2.4%     $38,058      $37,108        2.6%
                                           =======     =======                  =======      =======

Average physical occupancy (2)               93.7%       93.7%         0.0%       93.3%        93.3%        0.0%
                                           =======     =======                  =======      =======

Average monthly rental revenue (3)         $   724     $   712         1.8%     $   734      $   720        2.0%
                                           =======     =======                  =======      =======

Number of apartment homes                   10,134      10,134                    9,872        9,872
                                           =======     =======                  =======      =======


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

The increase in rental revenue from stabilized Communities for the third quarter and the first nine months of 1997 compared to 1996 was primarily the result of increases in average rental rates. Property operating and maintenance expenses were stable with increases in advertising and promotion, and other operating expense, offset by a decrease in personnel expense. As a percentage of total property revenue, property operating and maintenance expenses decreased for the three months ended September 30, 1996 and 1997 from 38.4% to 37.8% and for the nine months ended September 30, 1996 and 1997 from 38.2% to 37.7%.

The 1.4% and 1.8% rates of growth in property revenues were lower than the 3.9% and 4.1% rates of growth in property revenues achieved from the third quarter of 1995 compared to third quarter 1996 and the first nine months of 1995 compared to the first nine months of 1996, respectively. The growth rate was lower primarily as a result of a new supply of competing multi-family communities and the increase in home affordability in some of the markets in which the Operating Partnership operates. This lower growth rate was especially noticeable in the Tampa and Atlanta markets. The Operating Partnership expects property growth rates for the remainder of 1997 to be similar to the first nine months of 1997 as the supply of new multi-family communities continues to increase, balanced by the continued strength of the local economies in which the Operating Partnership operates. The Operating Partnership believes its expectations with respect to property revenue growth are based on reasonable assumptions as to future economic conditions and the quantity of competitive multi-family communities in the markets in which the Operating Partnership does business. There can be no assurance that actual results will not differ from these assumptions.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S ACQUISITION COMMUNITIES

Acquisition communities consist of Summit Mayfaire, Summit Portofino, Summit Sand Lake and Summit Windsor II acquired in 1997 (1,188 apartment homes) and Summit Plantation (262 apartment homes) acquired on April 1, 1996, for the nine month periods presented and only the four Communities acquired in 1997 for the three month periods presented. The operations of these Communities for the three and nine months ended September 30, 1997 and 1996 are summarized as follows (dollars in thousands except average monthly rental revenue):

                                        Three Months Ended     Nine Months Ended
                                            September 30          September 30
                                        ------------------    -------------------
                                         1997      1996        1997         1996
                                        ------     ----       ------       ------
Property revenues:
   Rental revenues                      $2,539      $ 0       $8,404       $1,391
   Other property revenue                  204        0          581           76
                                        ------      ---       ------       ------
Total property revenues                  2,743        0        8,985        1,467
                                        ------      ---       ------       ------
Property operating and maintenance
   expense (1)                             934        0        3,022          515
                                        ------      ---       ------       ------
Property operating income               $1,809      $ 0       $5,963       $  952
                                        ======      ===       ======       ======

Average physical occupancy (2)            93.4%     0.0%        93.2%        92.8%
                                        ======      ===       ======       ======

Average monthly rental revenue (3)      $  800      $ 0       $  820       $  985
                                        ======      ===       ======       ======

Number of apartment homes                1,188        0        1,450          262
                                        ======      ===       ======       ======

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

The decrease in the average monthly rental revenue for the nine months ended September 30, 1997 as compared to the corresponding period in 1996 is attributable to lower average monthly rental revenue on the 1997 acquisition communities in comparison to the 1996 acquisition community. Average monthly rental revenue for the nine months ended September 30, 1997 for the 1997 acquisitions alone was $772.

The unleveraged yield, defined as property operating income for the three and nine months ended September 30, 1997 for the Acquisition Communities, as defined above, on an annualized basis over total acquisition cost, was 9.08% and 9.22%, respectively. The unleveraged yield for only the four communities acquired in 1997 for the nine months ended September 30, 1997, was 9.17%.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S STABILIZED DEVELOPMENT COMMUNITIES

The Operating Partnership had four development communities (Summit Aventura, Summit Hill II, Summit Green, and Summit River Crossing), which were stabilized during the entire three and nine months ended September 30, 1997 but were still in lease-up/construction in the three and nine months ended September 30, 1996. The operating performance of these four Communities for the three and nine months ended September 30, 1997 and 1996 is summarized below (dollars in thousands except average monthly rental revenue):

                                        Three Months Ended         Nine Months Ended
                                            September 30             September 30
                                        -------------------       -------------------
                                         1997         1996         1997         1996
                                        ------       ------       ------       ------
Property revenues:
   Rental revenues                      $2,936       $2,593       $8,655       $5,377
   Other property revenue                  201          180          609          391
                                        ------       ------       ------       ------
Total property revenues                  3,137        2,773        9,264        5,768
                                        ------       ------       ------       ------
Property operating and maintenance
   expense (1)                             933          889        2,865        2,127
                                        ------       ------       ------       ------
Property operating income               $2,204       $1,884       $6,399       $3,641
                                        ======       ======       ======       ======

Average physical occupancy (2)            92.3%        81.5%        92.3%        56.7%
                                        ======       ======       ======       ======

Average monthly rental revenue (3)      $  883       $  843       $  884       $  860
                                        ======       ======       ======       ======

Number of apartment homes                1,200        1,200        1,200        1,200
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

The unleveraged yield, defined as property operating income for the three and nine months ended September 30, 1997 on an annualized basis over total development cost, was 10.98% and 10.62%, respectively.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S COMMUNITIES IN LEASE-UP

The Operating Partnership had nine Communities in lease-up in the three and nine months ended September 30, 1997. A Community in lease-up is defined as one which has commenced rental operations but has not reached stabilization. A summary of the nine Communities in lease-up as of September 30, 1997 is as follows (dollars in thousands):

                                      Total       Actual/                         Homes        Q3 1997     % Leased
                        Number Of    Actual/     Anticipated       Actual/      Completed      Average       As Of
                        Apartment   Estimated   Construction     Anticipated    At Sept. 30,  Occupancy    Sept. 30,
Community                 Homes        Cost      Completion     Stabilization      1997         1997         1997
--------------------    ---------  -----------  ------------    -------------   ------------  ---------    ---------
Summit Fairways             240     $17,775      Q4 1996         Q3 1997             240        93.88%       99.60%
Summit on the River         352      23,922      Q2 1997         Q4 1997             352        82.60%       93.80%
Summit Russett              314      23,055      Q3 1997         Q3 1997             314        77.78%       96.20%
Summit Stonefield           216      18,400      Q4 1997         Q1 1998             100        21.80%       62.00%
Summit Ballantyne I         246      16,800      Q4 1997         Q2 1998             148        20.70%       49.20%
Summit Sedgebrook I         248      15,600      Q4 1997         Q2 1998             128        18.70%       46.80%
Summit Plantation II        240      22,000      Q4 1997         Q2 1998             152        20.90%       55.80%
Summit Norcroft II           54       3,800      Q4 1997         Q1 1998              12         0.30%       11.10%
Summit Lake I               302      19,700      Q2 1998         Q3 1998              44         0.60%        9.60%
                        =======    ========
                          2,212    $161,052
                        =======    ========

Property operating income after interest expense was $457,000 and $460,000 for the nine communities in lease-up for the three and nine months ended September 30, 1997, respectively.

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

The operating performance of Summit Management Company (the "Management Company") and its wholly-owned subsidiary, Summit Apartment Builders Inc. (the "Construction Company"), for the three and nine months ended September 30, 1997 and 1996 is summarized below (dollars in thousands):

                                           Three Months Ended         Nine Months Ended
                                               September 30,            September 30,
                                           -------------------       -------------------
                                            1997         1996         1997        1996
                                           ------      -------       ------      -------
Property management revenue                $1,213      $ 1,228       $3,598      $ 3,526
Construction company income                   366          148          824          324
Other management company income                25           27           80           86
                                           ------      -------       ------      -------
   Total revenue                            1,604        1,403        4,502        3,936
Property management expenses:
   Operating                                1,054        1,138        3,127        3,287
   Depreciation                                48           27          144           83
   Amortization                                78           70          226          208
   Interest                                    75           75          225          225
                                           ------      -------       ------      -------
   Total property management expenses       1,255        1,310        3,722        3,803
Construction company expenses                 238          159          694          294
                                           ------      -------       ------      -------
   Total expenses                           1,493        1,469        4,416        4,097
                                           ------      -------       ------      -------
Net income (loss) of Summit
   Management Company                      $  111      ($   66)      $   86      ($  161)
                                           ======      =======       ======      =======


The increase in property management revenue for the nine months ended September 30, 1997 was the result of higher revenues for managing the Operating Partnership's Communities (which was due to an increase in the number of Communities managed as a result of new developments and acquisitions), offset by a reduction in the average number of communities managed for third parties during 1997 compared to 1996. Total apartment homes managed for third parties was 4,769 and 7,850 at September 30, 1997 and 1996, respectively. The Operating Partnership expects third party management revenue as a percentage of total property management revenues to continue to decline as revenues from the Operating Partnership's communities continue to increase.

Property management revenues include $415,000 and $604,000 of fees from third parties for the three months ended September 30, 1997 and 1996, respectively, and $1.3 million and $1.7 million of fees from third parties for the nine months ended September 30, 1997 and 1996, respectively.

Construction Company income and expenses increased in 1997 compared to 1996 primarily due to the increased number of construction projects. The increase in construction projects was a result of the Operating Partnership's decision to expand its in-house construction operations in the state of Florida to cover the entire geographic area in which the Operating Partnership operates. All of the Construction Company's income is from contracts with the Operating Partnership.

OTHER INCOME AND EXPENSES

Interest expense increased $1.5 million and $2.0 million or 34.9% and 15.3% for the three and nine months ended September 30, 1997, respectively, primarily due to interest on debt related to the Communities acquired in 1997 and interest on Communities in lease-up, offset by the Operating Partnership's repayment of debt in connection with Summit Properties' public offering of 5.75 million shares of Common Stock in August 1996, the proceeds of which were contributed to the Operating Partnership.

Depreciation expense increased $1.2 million and $3.2 million or 25.0% and 24.3% for the three and nine months ended September 30, 1997, respectively, primarily due to Communities acquired in 1997 and 1996, increased depreciation on Communities that were in construction in 1996, but completed by 1997 and Communities in lease-up in 1997.

General and administrative expenses were relatively stable with an increase of only $54,000 or 2.6% to $2.1 million for the nine months ended September 30, 1997 from $2.0 million for the same period in 1996. General and administrative expenses were 2.5% and 3.0% of total revenues for the nine months ended September 30, 1997 and 1996, respectively.

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

On August 12, 1997, the Operating Partnership completed a $125 million senior unsecured debt offering comprised of three tranches. The first tranche, $25 million of 6.80% Notes due on August 15, 2002, was priced at 99.940% to yield 6.81%, or 73 basis points over the rate on U. S. Treasury securities with a comparable maturity. The second tranche, $50 million of 6.95% Notes due on August 15, 2004, was priced at 99.764% to yield 6.99% or 81 basis points over the rate on U. S. Treasury securities with a comparable maturity. The third tranche, $50 million of 7.2% Notes due on August 15, 2007, was priced at 99.83% to yield 7.22% or 104 basis points over the rate on U. S. Treasury securities with a comparable maturity. The proceeds from the Notes were used to pay down the Unsecured Credit Facility.

The Operating Partnership's outstanding indebtedness at September 30, 1997 totaled $438.1 million. This amount includes approximately $205.8 million in fixed rate conventional mortgages, $53.0 million of variable rate tax-exempt bonds, $156.0 million of fixed rate unsecured notes, $9.3 million of tax exempt fixed rate loans, and $14.0 million under the variable rate Unsecured Credit Facility.

The Operating Partnership's net cash provided by operating activities increased from $30.7 million for the nine months ended September 30, 1996 to $41.9 million for the same period in 1997 primarily due to a $11.7 million increase in property operating income.

Net cash used in investing activities increased from $67.6 million for the nine months ended September 30, 1996 to $127.9 million for the same period in 1997 primarily due to an increase in the acquisition of Communities and an increase in construction of real estate assets, partially offset by the proceeds from the sale of a Community in 1997.

Net cash provided by financing activities increased from $52.2 million for the nine months ended September 30, 1996 to $86.2 million for the same period in 1997, primarily due to an increase in debt proceeds partially offset by lower Summit Properties' equity offering proceeds contributed to the Operating Partnership, by higher debt repayments and by higher distributions to unitholders. The increase in debt proceeds was primarily due to $125 million senior unsecured debt issued in August, 1997. The lower equity issuance proceeds were due to Summit Properties' public stock offering in August, 1996. The higher debt repayments were the result of more credit facility debt being repaid in 1997 with the proceeds of the $125 million debt offering than credit facility debt repaid in 1996 with the proceeds of Summit Properties' public stock offering.

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

The Operating Partnership purchased an apartment community known as Summit Windsor II for $17.1 million in cash on July 18, 1997. Summit Windsor II, which was developed by the Operating Partnership in 1988, has 306 apartment homes and is located in Frederick, Maryland. The proceeds from the sale of the Summit Charleston community and borrowings on the Unsecured Credit Facility were used to fund the purchase. The third quarter acquisition was in addition to the three Communities with a total of 1,188 apartment homes acquired at a cost of $65.8 million in the first quarter of 1997.

The following table sets forth certain information regarding debt financing as of September 30, 1997 and December 31, 1996:

                                                                            Principal Outstanding
                                          Interest                     ------------------------------
                                         Rate As Of        Maturity     September 30,   December 31,
                                      September 30, 1997   Date (1)        1997             1996
                                     -------------------------------   --------------   -------------
FIXED RATE DEBT
   MORTGAGE LOAN (2) (3)                    5.88%          2/15/01      $     121,040   $     122,950
   MORTGAGE LOAN (2) (3)                    7.71%         12/15/05             29,328          29,653
   MORTGAGE LOAN (4)                        8.00%          09/1/05              8,578           8,638
   MORTGAGE NOTES
    Summit Hollow I                         8.00%          11/1/18              2,254           2,286
    Summit Hollow II                        7.75%           1/1/29              2,571           2,587
    Summit Creekside                        8.00%           6/1/22              2,847           2,877
    Summit Old Town                         8.00%           9/1/20              3,061           3,097
    Summit Eastchester                      8.00%           5/1/21              3,829           3,872
    Summit Foxcroft                         8.00%           4/1/20              2,743           2,788
    Summit Oak                              7.75%          12/1/23              2,561           2,585
    Summit Sherwood                         7.88%           3/1/29              3,310           3,329
    Summit Radbourne                        9.80%           3/1/02              8,621           8,683
    Summit Sand Lake                        7.88%          2/15/06             15,059               -

   TAX EXEMPT MORTGAGE NOTES
    Summit Crossing                         6.95%          11/1/25              4,175           4,213
    Summit East Ridge                       7.25%          12/1/26              5,115           5,156
                                                                       --------------   -------------
      TOTAL MORTGAGE DEBT                                                     215,092         202,714
                                                                       --------------   -------------

   UNSECURED NOTES
    6.80% Notes due 2002                    6.80%          8/15/02             25,000               -
    6.95% Notes due 2004                    6.95%          8/15/04             50,000               -
    7.20% Notes due 2007                    7.20%          8/15/07             50,000               -
    Bank Note                               7.85%           8/3/02             16,000          16,000
    Bank Note                               7.61%           8/3/00             15,000          15,000
                                                                       --------------   -------------
      TOTAL UNSECURED NOTES                                                   156,000          31,000
                                                                       --------------   -------------
      TOTAL FIXED RATE DEBT                                                   371,092         233,714

VARIABLE RATE DEBT
   UNSECURED CREDIT FACILITY             LIBOR + 110       9/30/99             14,050          22,357

   TAX EXEMPT BONDS (5)
    Summit Belmont                          5.55%           4/1/07             11,650          11,850
    Summit Hampton                          5.55%           6/1/07             12,490          12,700
    Summit Pike Creek                       5.55%          8/15/20             13,082          13,262
    Summit Gateway                          5.55%           7/1/07              7,100           7,300
    Summit Stony Point                      5.55%           4/1/29              8,630           8,750
                                                                       --------------   -------------
      TOTAL TAX EXEMPT BONDS                                                   52,952          53,862
                                                                       --------------   -------------
      TOTAL VARIABLE RATE DEBT                                                 67,002          76,219

                                                                       ==============   =============
      TOTAL OUTSTANDING INDEBTEDNESS                                   $      438,094   $     309,933
                                                                       ==============   =============

(1) With the exception of the Mortgage Loans referred to in Note 3 below, all of the secured debt can be prepaid at any time. Prepayment of such debt is generally subject to penalty or premium; however, the tax exempt mortgage notes can be prepaid at any time without penalty or premium.

(2) Mortgage Loans are secured by the following Communities:

    Summit Glen            Summit Blue Ash         Summit Heron's Run
    Summit Springs         Summit Square           Summit Perico
    Summit Village         Summit Waterford        Summit Providence
    Summit Highland        Summit Del Ray          Summit Meadow
    Summit Norcroft        Summit Palm Lake        Summit Windsor

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

(4) Mortgage Loan secured by Summit Simsbury and Summit Touchstone Communities.

(5) The tax exempt bonds (the "Bonds") bear interest at various rates set by a remarketing agent at the demand note index plus 0.50%, set weekly, or the lowest percentage of prime which allows the resale at a price of par. The Bonds are enhanced by letters of credit from financial institutions (the "Credit Enhancements"), each of which Credit Enhancements will terminate prior to the maturity dates of the related Bonds. In the event such Credit Enhancements are not renewed or replaced upon termination, the related loan obligations will be accelerated.

The London Interbank Offered Rate (LIBOR) at September 30, 1997 was 5.66%

DEVELOPMENT ACTIVITY

The Operating Partnership's developments in process at September 30, 1997 are summarized as follows (dollars in thousands):

                                                          Total                    Estimated    Anticipated
                                           Apartment    Estimated     Cost To       Cost To     Construction
Community                                    Homes        Costs        Date        Complete      Completion
----------------------------------------  ------------ ------------ ------------  -----------  --------------
Summit Stonefield-Yardley, PA                     216  $     18,400 $   $ 16,329  $     2,071      Q4 1997
Summit Norcroft II-Charlotte, NC                   54         3,800        3,076          724      Q4 1997
Summit Sedgebrook I-Charlotte, NC                 248        15,600       13,830        1,770      Q4 1997
Summit Ballantyne I-Charlotte, NC                 246        16,800       14,001        2,799      Q4 1997
Summit Plantation II-Plantation, FL               240        22,000       20,445        1,555      Q4 1997
Summit Lake I-Raleigh, NC                         302        19,700       13,786        5,914      Q2 1998
Summit Fair Lakes I-Fairfax, VA                   370        32,900        9,529       23,371      Q1 1999
Summit New Albany-Columbus, OH                    301        22,600        6,581       16,019      Q1 1999
Summit Governor's Village-Chapel Hill, NC         242        16,400        2,065       14,335      Q4 1998
Summit Ballantyne II-Charlotte, NC                154        10,100        1,626        8,474      Q1 1999
                                          ------------ ------------ ------------  -----------
                                                2,373       178,300      101,268       77,032

Other development and construction costs            -             -       16,840            -
                                          ------------ ------------ ------------  -----------
                                                2,373  $    178,300 $    118,108  $    77,032
                                          ============ ============ ============  ===========

In addition, the Operating Partnership has a commitment to purchase a community (Summit St. Claire) currently under construction in Atlanta, Georgia for approximately $27.5 million, subject to adjustment based on the percentage of apartment homes leased as of the date of acquisition. The 336 apartment home community is expected to be purchased, after reaching rental stabilization, which is currently expected in the fourth quarter of 1998.

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

Other development risks include the possibility of incurring additional cost or liability resulting from defects in construction material and the possibility that financing may not be available on favorable terms, or at all, to pursue or complete development activities. Similarly, market conditions at the time these Communities become available for leasing will affect the rental rates that may be charged and the period of time necessary to achieve stabilization, which could make one or more of the development communities unprofitable or result in achieving stabilization later than currently anticipated. In addition, the Operating Partnership is conducting feasibility and other pre-development work for seven Communities. The Operating Partnership could abandon the development of any one or more of these potential Communities in the event that it determines that market conditions do not support development, financing is not available on favorable terms or other circumstances prevent development. Similarly, there can be no assurance that if the Operating Partnership does pursue one or more of these potential Communities that it will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.

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

Capitalized expenditures for the nine months ended September 30, 1997 and 1996 are summarized as follows (dollars in thousands):

                                                      Nine Months Ended
                                                         September 30,
                                                   ----------------------
                                                     1997          1996
                                                   --------      --------
Acquisition of new Communities (1)                 $ 82,898      $21,913
Construction of new Communities (2)                  74,382       59,431
Capitalized interest                                  4,528        2,884
Non-recurring capital expenditures:
   Construction of garages                              233          720
   Access gates                                         203          133
   New signage                                           71          113
   Water meters                                          19          201
   Washer/dryer units                                    12           96
   Major improvements                                 2,560        1,037
   Other                                                219           29
                                                   --------      -------
   Total non-recurring capital expenditures           3,317        2,329
                                                   --------      -------
Recurring capital expenditures:
   Exterior painting                                    868          661
   Other community additions and improvements         1,642        1,141
   Corporate additions                                   79            3
                                                   --------      -------
   Total recurring capital expenditures               2,589        1,805
                                                   --------      -------
                                                   $167,714      $88,362
                                                   ========      =======


(1) Includes the issuance of Units a value of $8.9 million and assumption of debt of $15.2 million in 1997. In addition, includes the assumption of $14.3 million of debt and conversion of equity investment into fixed assets of $1.2 million in conjunction with the purchase of Summit Plantation in 1996.

(2) Includes issuance of $2.1 million of Units for the acquisition of land in 1996.

Construction of Communities was funded primarily by unsecured fixed rate debt, Summit Properties' equity offering proceeds contributed to the Operating Partnership and borrowing under the Operating Partnership's credit facilities. Other additions and improvements were funded primarily by Community operations and the Operating Partnership's credit facilities.

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

FUNDS FROM OPERATIONS

The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Operating Partnership computes Funds from Operations in accordance with the standards established by the White Paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Funds Available for Distribution is defined as Funds from Operations less capital expenditures funded by operations (recurring capital expenditures). The Operating Partnership's methodology for calculating Funds Available for Distribution may differ from the methodology for calculating Funds Available for Distribution utilized by other REITs, and accordingly, may not be comparable to other REITs. Funds from Operations and Funds Available for Distribution do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, property acquisitions, development and distributions or other commitments and uncertainties. Funds from Operations and Funds Available for Distribution should not be considered as alternatives to net income (determined in accordance with GAAP) as an indication of the Operating Partnership's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Operating Partnership's liquidity, nor are they indicative of funds available to fund the Operating Partnership's cash needs, including its ability to make distributions. The Operating Partnership believes Funds from Operations and Funds Available for Distribution are helpful to investors as measures of the performance of the Operating Partnership because, along with cash flows from operating activities, financing activities and investing activities, they provide investors with an understanding of the ability of the Operating Partnership to incur and service debt and make capital expenditures.

Funds from Operations and Funds Available for Distribution for the three and nine months ended September 30, 1997 and 1996 are calculated as follows (dollars in thousands):

                                               Three Months Ended                     Nine Months Ended
                                                  September 30,                         September 30,
                                        -------------------------------       -------------------------------
                                            1997               1996               1997               1996
                                        ------------       ------------       ------------       ------------
Net income                              $      6,948       $      5,114       $     25,098       $     13,696
Gain on sale of real estate assets              --                 --               (4,366)              --
Extraordinary items                             --                  626               --                  626
Depreciation:
   Operating Communities                       5,843              4,673             16,436             13,221
   Summit Plantation                            --                 --                 --                   33
                                        ------------       ------------       ------------       ------------
Funds from Operations                         12,791             10,413             37,168             27,576
Recurring capital expenditures (1)            (1,118)              (402)            (2,589)            (1,805)
                                        ------------       ------------       ------------       ------------
Funds Available for Distribution        $     11,673       $     10,011       $     34,579       $     25,771
                                        ============       ============       ============       ============

Weighted average units                    27,369,316         24,070,632         27,252,718         21,769,807
                                        ============       ============       ============       ============


(1) Recurring capital expenditures are expected to be funded from operations and consist primarily of exterior painting, new appliances, vinyl, blinds, tile, and wallpaper. In contrast, non- recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities and are therefore not included in the calculation of Funds Available for Distribution.

PART II.   OTHER INFORMATION

ITEM 2     CHANGES IN SECURITIES

During the three months ended September 30,1997 the Operating Partnership has issued Units in private placements in reliance on the exemption from registration under section 4(2) of the Securities Act in the amounts and for the consideration set forth below:

         A. Summit Properties has issued an aggregate of 7,016 shares of Common Stock pursuant to its Dividend Reinvestment Plan. Summit Properties has contributed the proceeds (approximately $134,000) of these sales to the Operating Partnership in consideration of an aggregate of 7,016 Units.

         B. Summit Properties has issued an aggregate of 250 shares of Common Stock in connection with restricted stock awards. Each time a share of Common Stock is issued in connection with such an award, the Operating Partnership issues a Unit to Summit Properties; consequently, 250 Units have been issued to Summit Properties to date.

         C. Summit Properties has issued an aggregate of 20,623 shares of Common Stock pursuant to its Employee Stock Purchase Plan. Summit Properties has contributed the proceeds (approximately $425,342) of these sales to the Operating Partnership in consideration of an aggregate of 20,623 Units.

         D. Summit Properties has issued an aggregate of 1,000 shares of Common Stock pursuant to the exercise of stock options. Summit Properties has contributed the proceeds (approximately $19,000) of these options to the Operating Partnership in consideration of an aggregate 1,000 Units.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.1    First Amendment to $150,000,000 Credit Agreement

      10.2 Schedule of Executives with Executive Severance Agreements and Executive Severance Agreement

      27.1    Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SUMMIT PROPERTIES PARTNERSHIP, L.P.




November 12, 1997                           /s/  William F. Paulsen
-----------------                           -----------------------
(Date)                                      William F. Paulsen, President
                                            and Chief Executive Officer




November 12, 1997                           /s/  Michael L. Schwarz
-----------------                           ------------------------
(Date)                                      Michael L. Schwarz, Executive
                                            Vice President and Chief
                                            Financial Officer

                                  EXHIBIT INDEX


      10.1    First Amendment to $150,000,000 Credit Agreement

      10.2 Schedule of Executives with Executive Severance Agreements and Executive Severance Agreement

      27.1    Financial Data Schedule