Form 10-K
period 1997-12-31
SUMMIT PROPERTIES PARTNERSHIP L P
filed 1998-03-19
CIK 1034235

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1997          Commission file number
                                    0-22411

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.
             (Exact name of registrant as specified in its charter)

                             ---------------------

                    DELAWARE                                        56-1857809
        (State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                        Identification No.)

             212 SOUTH TRYON STREET
                   SUITE 500
           CHARLOTTE, NORTH CAROLINA                                  28281
    (Address of principal executive offices)                        (Zip Code)

                                 (704) 334-9905
              (Registrant's telephone number, including area code)

                             ---------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     UNITS OF LIMITED PARTNERSHIP INTEREST
                             (TITLE OF EACH CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     The aggregate market value of the units of limited partnership interest ("Units") held by nonaffiliates of the Registrant, as of March 4, 1998, was $23,947,562, based on the last reported sale price of the common stock of Summit Properties Inc, a Maryland corporation and the sole general partner of the Registrant (the "Company"), into which Units are redeemable under certain circumstances at the election of the Company.

================================================================================

                               TABLE OF CONTENTS

 ITEM                                                                  PAGE
 ----                                                                  ----
PART I

1.       Business....................................................     3

2.       Properties..................................................     9

3.       Legal Proceedings...........................................    12

4.       Submission of Matters to a Vote of Security Holders.........    13

PART II

5.       Market for Registrant's Common Equity and Related
           Stockholder Matters.......................................    14

6.       Selected Financial Data.....................................    16

7.       Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    18

8.       Financial Statements and Supplementary Data.................    32

9.       Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................    32

PART III

10.      Directors and Executive Officers of the Registrant..........    33

11.      Executive Compensation......................................    35

12.      Security Ownership of Certain Beneficial Owners and
           Management................................................    43

13.      Certain Relationships and Related Transactions..............    43

PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form
           8-K.......................................................    45

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

Summit Properties Partnership, L.P. (the "Operating Partnership") is one of the largest developers and operators of luxury garden apartment communities (the "Communities") in the southeastern and mid-atlantic United States. The Operating Partnership current portfolio consists of 61 apartment Communities with 14,462 apartment homes, including Summit Foxcroft in which the Operating Partnership has a 75% managing general partner interest. The Operating Partnership also has nine apartment Communities with 2,251 apartment homes under construction or in lease-up.

The Communities are located in six states throughout the southeastern and mid-atlantic United States, as well as in Delaware, Ohio, Pennsylvania and Indiana. For the year ended December 31, 1997, the average physical occupancy rate of the Operating Partnership's Communities that were stabilized in both 1996 and 1997 was 93.2%, and the average monthly rental revenue for these Communities was $717 per apartment home. A Community is considered to be stabilized at the earlier of its attainment of 93.0% physical occupancy or one year from the completion of construction. In addition, the Operating Partnership has acquisition Communities, stabilized development Communities (i.e., stabilized in 1997 but not in 1996) and Communities in lease-up. In 1997, average physical occupancy rates were 92.4% and 92.0% and average monthly rental revenue were $847 and $883 per apartment home for acquisition Communities and stabilized development Communities, respectively. Yearly averages for Communities in lease-up are not meaningful as the Communities were in various stages of construction/lease-up during the year. The Operating Partnership also manages approximately 4,000 apartment homes for unrelated third parties. The Operating Partnership is a fully integrated organization with multifamily development, construction, acquisition and management expertise which employs approximately 550 individuals.

The sole general partner of the Operating Partnership is Summit Properties Inc. ("Summit Properties"), a fully integrated real estate investment trust ("REIT"). Summit Properties' common stock, par value $.01 per share (the "Common Stock") is listed on the New York Stock Exchange (the "NYSE") under the symbol "SMT". The Operating Partnership's third party management and certain construction and other businesses are conducted through its subsidiaries, Summit Management Company, a Maryland corporation (the "Management Company"), and Summit Apartment Builders, Inc., a Florida corporation (the "Construction Company"). Except where otherwise explicitly noted, the "Operating Partnership" shall mean Summit Properties Partnership, L.P. and its subsidiaries on an aggregate basis.

The Operating Partnership has chosen to focus its efforts on the following ten high growth core markets: Charlotte, North Carolina; Tampa/Sarasota, Florida; Washington, D.C.; Raleigh/Central, North Carolina; South Florida; Atlanta, Georgia; Richmond, Virginia; Orlando, Florida; Indianapolis, Indiana and Columbus, Ohio. In keeping with this strategy, the Operating Partnership has established city operating offices in Charlotte, North Carolina; Tampa, Florida; Reston, Virginia; Atlanta, Georgia; Fort Lauderdale, Florida and Raleigh, North Carolina. These city offices have direct responsibility for selecting and overseeing new developments and for managing the Communities in their geographic areas. This decentralized structure enables corporate management to maintain tight controls and allows the Operating Partnership to compete effectively in its core markets, while efficiently allocating development and acquisition capital to those markets that will yield the highest risk-adjusted return.

OPERATING PHILOSOPHY

The Operating Partnership seeks to maximize the economic return from its Communities by optimizing the trade-off between increasing rental rates and maintaining high occupancy levels. Consistent with this strategy, the Operating Partnership is among the rental rate leaders in its markets. Although this strategy may result in slightly lower occupancy rates, the Operating Partnership believes that the dynamic tension created by this balancing strategy maximizes operating income at the property level and improves growth in the Operating

Partnership's cash flow over the long term. Generally, the Operating Partnership has found that it is not maximizing property operating income per apartment home when occupancies are above 95%.

Historically, the Operating Partnership has been able to charge market leading rents to its residents while maintaining high occupancy rates due to: the upscale features of its Communities, the comprehensive service provided by its on-site management and its favorable mix of apartment homes. The Operating Partnership's geographic market focus and decentralized structure further promote income growth.

GROWTH STRATEGIES

The Operating Partnership's objective is to create long term value through five strategies: maximizing cash flow from existing Communities, targeting ten major growth markets in the Southeast, Mid-Atlantic, and Midwest, development activity, acquisitions of additional Communities and dedication to customer service.

Maximizing Cash Flow From Existing Communities. The Operating Partnership seeks to maximize the economic return from its Communities by optimizing the trade-off between increasing rental rates and maintaining high occupancy levels. Consistent with this strategy, the Operating Partnership is among the rental rate leaders in its markets. The Operating Partnership's affluent resident profile, well-trained property management staff and management information systems support this strategy. For the year ended December 31, 1997, average rent per apartment home for the Operating Partnership's Communities that were stabilized during the comparable period in 1996 increased 2.1%, and property operating income from these Communities increased 2.4% for the same period. Average occupancy, rental revenue and property operating income levels for the Operating Partnership's Communities that were stabilized during the comparable periods are as follows for the years set forth below:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
Average Physical Occupancy(1)...............................  93.2%    93.1%    94.0%
Average Monthly Rental Revenue per Apartment Home(1)........  $717     $714     $682
Average Monthly Rental Revenue per Apartment Home Growth
  Rate......................................................   2.1%     3.8%     4.9%
Property Operating Income Growth Rate(2)....................   2.4%     3.1%     6.6%
Number of Communities(1)....................................    44       32       27

(1) The Operating Partnership also has six acquisition Communities, four stabilized development Communities (i.e., stabilized in 1997 but not in 1996) and nine Communities in lease-up. In 1997, average physical occupancy rates were 92.4% and 92.0% and average monthly rental revenue were $847 and $883 per apartment home for acquisition Communities and stabilized development Communities, respectively. Yearly averages for Communities in lease-up are not meaningful as the Communities were in various stages of construction/lease-up during the year.

(2) Property Operating Income is defined as total rental and other property revenues less property operating and maintenance expense (excluding depreciation and amortization).

The supply of new multifamily communities in the past several years has increased nationwide and in the Operating Partnership's markets. This supply has limited the Operating Partnership's ability to raise rental rates at the same rate experienced in 1995.

Targeting Ten Major Growth Markets. The Operating Partnership's existing portfolio and plans for growth focus on ten core markets that are expected to generate new employment at a significantly faster rate than the national average. The ten high growth core markets are as follows: Charlotte, North Carolina; Tampa/ Sarasota, Florida; Washington, D.C.; Raleigh, North Carolina; South Florida; Atlanta, Georgia; Richmond, Virginia; Orlando, Florida; Indianapolis, Indiana and Columbus, Ohio. The Operating Partnership's strategy provides geographic diversification that protects it against an economic downturn in any one market, while at the same time benefiting from a tightly targeted focus on a limited number of attractive markets. By focusing only on these ten markets, the Operating Partnership gains better brand recognition, builds local expertise and improves operating efficiencies.

Within each market there are numerous housing alternatives that compete with the Communities in attracting residents. The Communities compete directly with other rental apartments, condominiums and single-family homes that are available for rent or sale in the markets in which the Communities are located. In addition, various entities, including insurance companies, pension and investment funds, partnerships, investment companies and other multifamily REITs, compete with the Operating Partnership for the acquisition of existing properties and development of new properties, some of which may have greater resources than the Operating Partnership. The Operating Partnership has not identified any dominant competitor, nor is it currently the dominant competitor, in its markets.

Development. Since its initial public offering in 1994, the Operating Partnership has increased the size of its property portfolio by almost 110% to 14,462 apartment homes. Development of new communities has been the foundation of the Operating Partnership's growth. Of its 61 Communities, 40 have been developed by the Operating Partnership or its predecessors. The Operating Partnership attributes much of its historical cash flow growth to the quality of the apartment Communities it has developed over the years.

The Operating Partnership maintains an active new-community development program which provides it with a predictable and consistent stream of new revenues. Focusing on new-community development allows the Operating Partnership to build desirable properties that generate premium rents. It also provides returns which generally exceed those achieved on acquisitions. The Operating Partnership's development goal is to provide its residents with a community that feels like single-family housing, with front yards, open floor plans, abundant square footage, generous storage and both attached and detached garages. The Operating Partnership enters into leases with its residents which include provisions which are usual and customary for apartment leases, such as the payment of rent monthly, advance notice in the event of a termination, provision of a security deposit and the imposition by the Operating Partnership of a charge for rent paid after the fifth day of the month. The leases are predominantly for a term of one year.

The Operating Partnership employs a combination of local autonomy and centralized oversight in its development process. Development officers live in their respective markets, so that critical decision-making is kept local. Regional development officers report to a corporate development executive, a process that is designed to ensure consistency in design, building materials and quality. The Operating Partnership utilizes the Construction Company in addition to third-party general contractors. Of the 2,251 apartment homes in development at December 31, 1997, 85.1% are being built by the Construction Company, which has resulted in higher quality construction, improved timeliness and cost savings.

In 1997, the Operating Partnership completed development of six Communities, adding 1,454 apartment homes to the Operating Partnership's portfolio. These six Communities represent a total investment of approximately $104.6 million. The Communities completed in 1997 are Summit on the River, Summit Russett, Summit Sedgebrook I, Summit Ballantyne I, Summit Plantation II and Summit Norcroft II.

As of December 31, 1997, the Operating Partnership had nine apartment Communities (two of which are also in lease-up) containing 2,251 apartment homes, with a budgeted cost of $170.2 million, under construction. The following provides summary information regarding the nine Communities under construction as of December 31, 1997 (dollars in thousands):

                                                         TOTAL               ESTIMATED   ANTICIPATED
                                           APARTMENT   ESTIMATED   COST TO    COST TO    CONSTRUCTION
                COMMUNITY                    HOMES       COSTS      DATE     COMPLETE     COMPLETION
-----------------------------------------  ---------   ---------   -------   ---------   ------------
Summit Stonefield -- Yardley, PA.........       216    $ 19,640    $18,324    $ 1,316      Q1 1998
Summit Lake I -- Raleigh, NC.............       302      19,700     17,380      2,320      Q2 1998
Summit Ballantyne II -- Charlotte, NC....       154      10,100      2,792      7,308      Q3 1998
Summit Sedgebrook II -- Charlotte, NC....       120       7,500        963      6,537      Q3 1998
Summit Doral -- Miami, Florida...........       192      17,000      3,186     13,814      Q1 1999
Summit Fair Lakes I -- Fairfax, VA.......       370      32,900     12,458     20,442      Q1 1999
Summit Governor's Village -- Chapel Hill,
  NC.....................................       242      16,400      3,696     12,704      Q1 1999
Summit New Albany I -- Columbus, OH......       301      22,600     10,223     12,377      Q1 1999
Summit Westwood -- Raleigh, NC...........       354      24,400      3,016     21,384      Q2 1999
Other development and construction
  costs..................................        --          --     10,294         --
                                           --------    --------    -------    -------
                                              2,251    $170,240    $82,332    $98,202
                                           ========    ========    =======    =======

The Operating Partnership is optimistic about the operating prospects of the Communities under construction even with the increased supply of newly constructed apartment homes of comparable quality in many of its markets. As with any development project, there are uncertainties and risks associated with the development of the Communities described above. While the Operating Partnership has prepared development budgets and has estimated completion and stabilization target dates based on what it believes are reasonable assumptions in light of current conditions, there can be no assurance that actual costs will not exceed current budgets or that the Operating Partnership will not experience construction delays due to the unavailability of materials, weather conditions or other events. Similarly, market conditions at the time these Communities become available for leasing will affect rental rates and the period of time necessary to achieve stabilization and could result in achieving stabilization later than currently anticipated.

The Operating Partnership is also conducting feasibility and other pre-development work for eleven new Communities. The Operating Partnership either owns or holds options to purchase the land for each of these potential developments (dollars in millions):

                                                                                       ANTICIPATED
                                                       APARTMENT      DEVELOPMENT      CONSTRUCTION
           COMMUNITIES IN PRE-DEVELOPMENT                HOMES          BUDGETS           START
-----------------------------------------------------  ---------      -----------      ------------
Summit Lake II -- Raleigh, NC........................       144        $    10.0           1Q98
Summit Fair Lakes II -- Fairfax, VA..................       160             14.2           2Q98
Summit Crest -- Raleigh, NC..........................       378             25.5           3Q98
Summit Deep Run -- Richmond, VA......................       304             22.7           3Q98
Summit Grandview -- Charlotte, NC....................       217             25.2           3Q98
Summit New Albany II -- Columbus, OH.................       127              9.5           3Q98
Summit Pembroke -- Pembroke, FL......................       328             28.2           3Q98
Summit Strathmoor -- Charlotte, NC...................       496             35.4           3Q98
Summit Devin -- Atlanta, GA..........................       296             22.5           4Q98
Summit Largo -- Largo, MD............................       217             17.6           4Q98
Summit Russett II -- Laurel, MD......................       130             10.1           4Q98
                                                       --------        ---------
                                                          2,797        $   220.9
                                                       ========        =========

For each of these potential Communities, the Operating Partnership is only in the pre-development phase, and there can be no assurance that all or any one of these Communities will be completed. See "Management's

Discussion and Analysis of Financial Condition and Results of
Operations -- Development Activity" for a discussion of uncertainties and risks associated with the Operating Partnership's development activity.

Acquisitions and Disposition. While the Operating Partnership has emphasized development of new apartment communities as one of its strategies for growth, it also has successfully capitalized on expansion opportunities through the strategic acquisition of properties that meet the Operating Partnership's investment criteria. The Operating Partnership has acquired more than 4,800 apartment homes since its formation in 1994. These properties were successfully acquired at prices below their replacement cost and cumulatively have achieved a total unleveraged average yield of 9.8% in 1997. Acquisitions are concentrated in the Operating Partnership's ten targeted core markets in order to further strengthen brand identity and operational efficiencies. The Operating Partnership's extensive local-market knowledge and development expertise give it an advantage in identifying and underwriting acquisition opportunities which the Operating Partnership believes will generate shareholder value. The Operating Partnership has acquired the following Communities in 1997 (dollars in thousands):

                                             ACQUISITION      APARTMENT      PURCHASE       YEAR
                 COMMUNITY                      DATE            HOMES          PRICE        BUILT
-------------------------------------------  -----------      ---------      ---------      -----
Summit Portofino -- Broward County, FL.....     1/6/97            322        $  28,000       1995
Summit Mayfaire -- Raleigh, NC.............    1/15/97            144            9,650       1995
Summit Sand Lake -- Orlando, FL............    2/20/97            416           26,798       1995
Summit Windsor II -- Frederick, MD.........    7/18/97            306           17,100       1988
Summit Fair Oaks -- Fairfax, VA............   12/31/97            246           21,200       1990
                                                               ------        ---------
                                                                1,434        $ 102,748
                                                               ======        =========

Additionally, the Operating Partnership has commenced a disposition program targeting those Communities within its portfolio which do not align with the Operating Partnership's long term strategic plan and growth objectives. One such Community was sold in 1997 for $9.5 million. Currently, one Community is subject to a Sale and Purchase Agreement with a qualified buyer and the Operating Partnership is in the initial stages of marketing another Community. The Operating Partnership does not expect to incur any losses related to the sale of these Communities.

Dedication to Customer Service. Proactive property management has allowed the Operating Partnership to maximize cash flow from its portfolio by encouraging local decision-making and rewarding performance, initiative and innovation. The Operating Partnership's localized property-management system, with offices strategically located in six key cities, gives the Operating Partnership a distinct advantage in better responding to the needs of each market. The Operating Partnership has long stressed the importance of developing strong customer relationships with its residents. The Operating Partnership's total commitment to resident satisfaction is further evidenced by its "Sundown Policy" which mandates a response by the appropriate employee to any resident inquiry or complaint no later than "sundown" of the day on which the inquiry or complaint was received. The Operating Partnership has sought to provide its residents with experienced, well-trained and attentive management staffs. Every Community employee enters into a comprehensive training program when he or she is hired. This training program ensures that employees have a clear understanding of their job responsibilities, the high standards of performance expected of them and the Operating Partnership's operating philosophies. On-going training following each employee's initial employment period further enhances employee productivity. The Operating Partnership believes that this training regimen along with a proven hiring process has produced a higher quality management staff, evidenced by higher resident satisfaction at the Communities and lower employee turnover.

OPERATING PARTNERSHIP

As the sole general partner of the Operating Partnership, Summit Properties has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain voting rights of holders (including Summit Properties) of the units of limited partnership interest ("Units"), including the consent of holders (including Summit Properties) of 85% of the Units in connection with a sale, transfer or other disposition of all or substantially all of the assets of the Operating Partnership, or any other transaction which would result in the recognition of a significant taxable gain to the holders of Units. As of December 31, 1997, Summit Properties' general and limited partnership interests in the Operating Partnership entitle it to share in 85.3% of the cash distributions from, and in the profits and losses of, the Operating Partnership.

Each Unit may be redeemed by the holder thereof for cash equal to the fair market value of a share of Summit Properties Common Stock or, at the option of Summit Properties, an equivalent number of shares of Common Stock. Summit Properties presently anticipates that it will elect to issue shares of Common Stock in connection with redemptions of Units rather than paying cash. With each redemption of Units for Common Stock, Summit Properties percentage ownership interest in the Operating Partnership will increase. In addition, whenever Summit Properties issues shares of Common Stock for cash, Summit Properties will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Units to Summit Properties.

The Operating Partnership cannot be terminated, except in connection with a sale of all or substantially all of the assets of the Operating Partnership, for a period of ninety-nine years without a vote of the limited partners of the Operating Partnership.

OPERATING PARTNERSHIP HISTORY

The Operating Partnership, a Delaware limited partnership, was formed on January 14, 1994 to continue and expand the multifamily development, construction, acquisition, operation, management and leasing businesses of the predecessor entities through which the Operating Partnership historically conducted operations prior to the Summit Properties' Initial Offering (as defined below) (the "Summit Entities"). The Summit Entities were founded by William B. McGuire, Jr. in 1972. In 1981, William F. Paulsen joined the predecessor to the Operating Partnership as Chief Executive Officer and shepherded the growth of its multifamily development and management activities.

Summit Properties organized itself as a real estate investment trust (a "REIT") and completed its initial public offering (the "Initial Offering") of 10,000,000 shares of common stock, par value $0.01 per share (the "Common Stock"), on February 15, 1994 and sold an additional 1,500,000 shares upon exercise of the underwriters' over-allotment option on March 4, 1994. The proceeds from the Initial Offering were used to acquire a controlling interest in the Operating Partnership. On June 2, 1995, Summit Properties completed a follow-on public offering (the "1995 Offering") of 4,000,000 shares of Common Stock. A second follow-on public offering (the "1996 Offering") of 5,000,000 shares of Summit Properties Common Stock was completed on August 7, 1996, with an additional 750,000 shares sold upon exercise of the underwriters' over-allotment option on August 12, 1996. The proceeds of the 1995 and 1996 Offerings were contributed by Summit Properties to the Operating Partnership in exchange for Units. On August 12, 1997, the Operating Partnership completed a $125 million senior unsecured debt offering. On December 17, 1997, the Operating Partnership completed an additional $30 million senior unsecured debt offering.

The executive offices of the Operating Partnership are located at 212 South Tryon Street, Suite 500, Charlotte, North Carolina 28281. The Operating Partnership's telephone number is (704) 334-9905 and its facsimile number is
(704) 333-8340. The Operating Partnership also maintains offices in Atlanta, Georgia; Tampa, Florida; Reston, Virginia; Ft. Lauderdale, Florida and Raleigh, North Carolina.

ITEM 2.  PROPERTIES

THE COMMUNITIES

The Operating Partnership owns and manages 61 completed Communities and two Communities which are currently under construction and are in lease-up consisting of 14,980 apartment homes. Thirty-five of the Communities have been completed since January 1, 1990 and, as of December 31, 1997, the average age of the completed Communities was approximately 7 1/2 years. The following is a summary of Communities by market:

                                                                        NUMBER OF      % OF TOTAL
                                                        NUMBER OF       APARTMENT       APARTMENT
                                                       COMMUNITIES        HOMES           HOMES
                                                       -----------      ---------      -----------
Charlotte, North Carolina............................          14          2,498             16.7%
Tampa/Sarasota, Florida..............................           9          2,248             15.0%
Washington, DC.......................................           8          2,173             14.5%
Raleigh/Central North Carolina.......................          11          2,143             14.3%
South Florida........................................           6          1,759             11.7%
Other non core markets...............................           5          1,098              7.3%
Atlanta, Georgia.....................................           4          1,229              8.2%
Richmond, Virginia...................................           3            862              5.8%
Orlando, Florida.....................................           2            656              4.4%
Indianapolis, Indiana................................           1            314              2.1%
                                                       ----------       --------        ---------
                                                               63         14,980            100.0%
                                                       ==========       ========        =========

Other non-core markets consist of two Communities in Greenville, South Carolina, two Communities in Cincinnati, Ohio and one Community in Yardley, Pennsylvania.

All of the Communities target middle to upper income apartment renters as customers and have amenities, apartment home sizes and mixes consistent with the desires of this resident population. The Communities are owned in fee simple and are located in six states throughout the southeastern and mid-atlantic United States (Florida, Georgia, Maryland, North Carolina, South Carolina and Virginia) as well as in Delaware, Ohio, Indiana and Pennsylvania. The following table highlights certain information regarding the Communities.


                                                                                                                  AVERAGE   AVERAGE
                                                                                           AVERAGE     AVERAGE    MONTHLY   MONTHLY
                                                                               AVERAGE    PHYSICAL    PHYSICAL    RENTAL    RENTAL
                                                     NUMBER OF      YEAR      APARTMENT   OCCUPANCY   OCCUPANCY   REVENUE   REVENUE
    MARKET AREA/COMMUNITY            LOCATION        APARTMENTS   COMPLETED     SIZE       1997(1)     1996(1)    1997(2)   1996(2)
    ---------------------       -------------------  ----------   ---------   ---------   ---------   ---------   -------   -------
ATLANTA
Summit Glen...................  Atlanta, GA                 242     1992            983        92.8        91.9   $   838   $   847
Summit Springs................  Norcross, GA                312     1990            934        92.0        92.6       699       708
Summit Village................  Marietta, GA                323     1991            984        91.5        91.8       728       735
                                                     ----------               ---------   ---------   ---------   -------   -------
ATLANTA WEIGHTED AVERAGE...........................         877                     966        92.0        92.1       748       756

CHARLOTTE
Summit Arbors.................  Charlotte, NC               120     1986            944        94.7        94.8       790       748
Summit Creek..................  Charlotte, NC               260     1983            910        92.6        92.7       638       624
Summit Crossing...............  Charlotte, NC               128     1985            978        93.5        96.3       664       649
Summit Fairview...............  Charlotte, NC               135     1983          1,036        95.7        93.6       751       726
Summit Foxcroft(4)............  Charlotte, NC               156     1979            940        93.2        93.4       660       643
Summit Hollow.................  Charlotte, NC               232     1978            949        94.1        94.5       684       656
Summit Norcroft I.............  Charlotte, NC               162     1991          1,112        93.2        94.0       765       805
Summit Radbourne..............  Charlotte, NC               225     1991          1,006        93.3        92.0       773       786
Summit Simsbury...............  Charlotte, NC               100     1985            874        94.0        93.6       743       734
Summit Touchstone.............  Charlotte, NC               132     1986            899        92.3        94.0       700       677
                                                     ----------               ---------   ---------   ---------   -------   -------
CHARLOTTE WEIGHTED AVERAGE.........................       1,650                     966        93.5        93.7       711       701

RALEIGH/CENTRAL NORTH CAROLINA
Summit Creekside..............  Hickory, NC                 118     1981          1,006        95.7        96.2       596       566
Summit Eastchester............  High Point, NC              172     1981            947        93.7        96.1       593       559
Summit Highland...............  Raleigh, NC                 172     1987            986        93.8        94.5       708       703
Summit Hill I.................  Chapel Hill, NC             204     1991            904        92.2        93.3       769       774
Summit Oak....................  Goldsboro, NC               100     1982            918        96.1        96.7       551       532
Summit Old Town...............  Winston-Salem, NC           172     1979            954        92.4        90.9       572       542
Summit Sherwood...............  Winston-Salem, NC           190     1968          1,028        94.9        95.2       561       526
Summit Square.................  Durham, NC                  362     1990            925        91.8        92.1       761       763
                                                     ----------               ---------   ---------   ---------   -------   -------
RALEIGH/CENTRAL NORTH CAROLINA
WEIGHTED AVERAGE..............                            1,490                     954        93.4        93.9       662       647

RICHMOND
Summit Breckenridge...........  Glen Allen, VA              300     1987            928        95.3        95.1       742       706
Summit Stony Point............  Richmond, VA                250     1986          1,045        95.7        93.2       760       724
Summit Waterford..............  Midlothian, VA              312     1990            995        93.7        91.4       705       685
                                                     ----------               ---------   ---------   ---------   -------   -------
RICHMOND WEIGHTED AVERAGE..........................         862                     986        94.8        93.2       734       704

SOUTH FLORIDA
Summit Del Ray................  Delray Beach, FL            252     1993            968        94.8        91.5       852       852
Summit Palm Lake..............  W. Palm Beach, FL           304     1992            919        95.2        96.7       764       743
                                                     ----------               ---------   ---------   ---------   -------   -------
SOUTH FLORIDA WEIGHTED
 AVERAGE...........................................         556                     941        95.0        94.3       804       792

TAMPA/SARASOTA
Summit Gateway................  St. Petersburg, FL          212     1987            828        95.6        93.7       644       626
Summit Hampton................  Bradenton, FL               352     1988            933        89.7        93.0       625       630
Summit Heron's Run............  Sarasota, FL                274     1990            863        90.7        92.5       674       653
Summit Lofts..................  Palm Harbour, FL            200     1990          1,045        93.2        90.8       689       690
Summit McIntosh...............  Sarasota, FL                212     1990            855        89.5        93.9       696       684
Summit Perico.................  Bradenton, FL               256     1990            911        89.2        93.5       671       657
Summit Providence.............  Brandon, FL                 444     1991            952        91.0        93.0       649       659
Summit Station................  Tampa, FL                   230     1990            902        92.1        92.6       634       619
Summit Walk...................  Tampa, FL                    68     1993          1,614        94.5        95.9     1,098     1,052
                                                     ----------               ---------   ---------   ---------   -------   -------
TAMPA/SARASOTA WEIGHTED
 AVERAGE...........................................       2,248                     936        91.3        93.0       670       663
WASHINGTON, D.C
Summit Belmont................  Fredricksburg, VA           300     1987            881        94.9        90.2       633       622
Summit Meadow.................  Columbia, MD                178     1990          1,020        95.4        93.6       900       864
Summit Pike Creek.............  Newark, DE                  264     1988            899        94.1        95.8       838       800
Summit Reston.................  Reston, VA                  418     1987            854        94.0        93.9       965       917
Summit Windsor I..............  Frederick, MD               147     1989            903        90.7        92.7       686       681
                                                     ----------               ---------   ---------   ---------   -------   -------
WASHINGTON, D.C. WEIGHTED
 AVERAGE...........................................       1,307                     897        94.0        93.2       823       792

                                   MORTGAGE
                                    NOTES
                                  PAYABLE AT
                                 DECEMBER 31,
                                     1997
    MARKET AREA/COMMUNITY       (IN THOUSANDS)
    ---------------------       --------------
ATLANTA
Summit Glen...................          (3)
Summit Springs................          (3)
Summit Village................          (3)
ATLANTA WEIGHTED AVERAGE......
CHARLOTTE
Summit Arbors.................          --
Summit Creek..................          --
Summit Crossing...............      $4,162
Summit Fairview...............          --
Summit Foxcroft(4)............       2,728
Summit Hollow.................       4,809
Summit Norcroft I.............          (3)
Summit Radbourne..............       8,599
Summit Simsbury...............          (5)
Summit Touchstone.............          (5)
CHARLOTTE WEIGHTED AVERAGE....
RALEIGH/CENTRAL NORTH CAROLINA
Summit Creekside..............       2,837
Summit Eastchester............       3,814
Summit Highland...............          (3)
Summit Hill I.................          --
Summit Oak....................       2,553
Summit Old Town...............       3,048
Summit Sherwood...............       3,303
Summit Square.................          (3)
RALEIGH/CENTRAL NORTH CAROLINA
WEIGHTED AVERAGE..............
RICHMOND
Summit Breckenridge...........          --
Summit Stony Point............          (6)
Summit Waterford..............          (3)
RICHMOND WEIGHTED AVERAGE.....
SOUTH FLORIDA
Summit Del Ray................          (3)
Summit Palm Lake..............          (3)
SOUTH FLORIDA WEIGHTED
 AVERAGE......................
TAMPA/SARASOTA
Summit Gateway................          (6)
Summit Hampton................          (6)
Summit Heron's Run............          (3)
Summit Lofts..................          --
Summit McIntosh...............          --
Summit Perico.................          (3)
Summit Providence.............          (3)
Summit Station................          --
Summit Walk...................          --
TAMPA/SARASOTA WEIGHTED
 AVERAGE......................
WASHINGTON, D.C
Summit Belmont................          (6)
Summit Meadow.................          (3)
Summit Pike Creek.............          (6)
Summit Reston.................          --
Summit Windsor I..............          (3)
WASHINGTON, D.C. WEIGHTED
 AVERAGE......................


                                                                                                                  AVERAGE   AVERAGE
                                                                                           AVERAGE     AVERAGE    MONTHLY   MONTHLY
                                                                               AVERAGE    PHYSICAL    PHYSICAL    RENTAL    RENTAL
                                                     NUMBER OF      YEAR      APARTMENT   OCCUPANCY   OCCUPANCY   REVENUE   REVENUE
    MARKET AREA/COMMUNITY            LOCATION        APARTMENTS   COMPLETED     SIZE       1997(1)     1996(1)    1997(2)   1996(2)
    ---------------------       -------------------  ----------   ---------   ---------   ---------   ---------   -------   -------
OTHER
Summit Blue Ash...............  Blue Ash, OH                242     1992          1,158        94.8        95.6       827       769
Summit Park...................  Forest Park, OH             316     1989            963        92.0        91.7       633       602
Summit Beacon Ridge...........  Greenville, SC              144     1988          1,046        93.6        91.9       657       653
Summit East Ridge.............  Greenville, SC              180     1986            959        95.1        92.0       565       568
                                                     ----------               ---------   ---------   ---------   -------   -------
OTHER WEIGHTED AVERAGE.............................         882                   1,029        93.7        92.9       676       649
                                                     ----------               ---------   ---------   ---------   -------   -------

TOTAL WEIGHTED AVERAGE OF
 COMMUNITIES STABILIZED IN
 1997 AND 1996................                            9,872                     954        93.2        93.3       717       702
                                                     ==========               =========   =========   =========   =======   =======
DEVELOPED COMMUNITIES (7)
Summit Aventura...............  Aventura, FL                379     1995          1,106        91.7        78.8     1,083     1,033
Summit Green..................  Charlotte, NC               300     1996            997        90.9        60.1       777       825
Summit Hill II................  Chapel Hill, NC             207     1996          1,023        92.2        75.1       769       774
Summit River Crossing.........  Indianapolis, IN            314     1996          1,060        93.3        48.8       817       781
                                                     ----------               ---------
                                                          1,200                   1,052
ACQUISITION COMMUNITIES
Summit Mayfaire(9)............  Raleigh, NC                 144     1995          1,047        92.8         N/A       770       N/A
Summit Sand Lake(9)...........  Orlando, FL                 416     1995          1,035        93.8         N/A       775       N/A
Summit Plantation I(10).......  Plantation, FL              262     1995          1,283        91.7        93.1     1,034       993
Summit Portofino(9)...........  Broward County, FL          322     1995          1,307        93.7         N/A       977       N/A
Summit Windsor II(9)..........  Frederick, MD               306     1988            903        90.2         N/A       679       N/A
Summit Fair Oaks(9)...........  Fairfax, VA                 246     1990            938         N/A         N/A       N/A       N/A
                                                     ----------               ---------
                                                          1,696                   1,088
                                                     ----------               ---------
TOTAL WEIGHTED AVERAGE OF
 COMPLETED COMMUNITIES.............................      12,768                     981
COMMUNITIES IN LEASE -- UP(8)
Summit Fairways...............  Orlando, FL                 240     1996          1,302        81.3        11.1       891       834
Summit on the River...........  Atlanta, GA                 352     1997          1,103        71.2        14.7       792       801
Summit Russett I..............  Laurel, MD                  314     1997            958        58.7         0.8       883       866
Summit Ballantyne I...........  Charlotte, NC               246     1997          1,124        18.7         N/A       865       N/A
Summit Sedgebrook I...........  Charlotte, NC               248     1997          1,017        16.7         N/A       717       N/A
Summit Plantation II..........  Plantation, FL              240     1997          1,173        19.5         N/A     1,036       N/A
Summit Norcroft II............  Charlotte, NC                54     1997          1,168         8.2         N/A       816       N/A
Summit Lake I.................  Raleigh, NC                 302     1998          1,048         4.7         N/A       735       N/A
Summit Stonefield.............  Yardley, PA                 216     1998          1,022        20.4         N/A     1,101       N/A
                                                     ----------               ---------
                                                          2,212                   1,090
                                                     ----------               ---------
TOTAL COMMUNITIES..................................      14,980                     997
                                                     ==========               =========

                                   MORTGAGE
                                    NOTES
                                  PAYABLE AT
                                 DECEMBER 31,
                                     1997
    MARKET AREA/COMMUNITY       (IN THOUSANDS)
    ---------------------       --------------
OTHER
Summit Blue Ash...............          (3)
Summit Park...................          --
Summit Beacon Ridge...........          --
Summit East Ridge.............       5,100
OTHER WEIGHTED AVERAGE........
TOTAL WEIGHTED AVERAGE OF
 COMMUNITIES STABILIZED IN
 1997 AND 1996................
DEVELOPED COMMUNITIES (7)
Summit Aventura...............          --
Summit Green..................          --
Summit Hill II................          --
Summit River Crossing.........          --
ACQUISITION COMMUNITIES
Summit Mayfaire(9)............          --
Summit Sand Lake(9)...........      14,985
Summit Plantation I(10).......          --
Summit Portofino(9)...........          --
Summit Windsor II(9)..........          --
Summit Fair Oaks(9)...........          --
TOTAL WEIGHTED AVERAGE OF
 COMPLETED COMMUNITIES........
COMMUNITIES IN LEASE -- UP(8)
Summit Fairways...............          --
Summit on the River...........          --
Summit Russett I..............          --
Summit Ballantyne I...........          --
Summit Sedgebrook I...........          --
Summit Plantation II..........          --
Summit Norcroft II............          --
Summit Lake I.................          --
Summit Stonefield.............          --
TOTAL COMMUNITIES.............

 (1) Average physical occupancy is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the Communities, expressed as a percentage. Average physical occupancy has been calculated using the midweek occupancy that existed during each week of the period.

 (2) Represents the average monthly net rental revenue per occupied apartment home.

 (3) Collateral for fixed rate mortgages of $149.6 million.

 (4) Summit Foxcroft is held by a partnership in which the Operating Partnership is a 75% managing general partner.

 (5) Collateral for a fixed rate mortgage of $8.6 million.

 (6) Collateral for letters of credit in an aggregate amount of $54.1 million which serve as collateral for $52.9 million in tax exempt bonds.

 (7) Communities that were stabilized in 1997 but were not stabilized in 1996.

 (8) Communities that were in lease-up during 1997. These Communities have been and are leasing at a rate consistent with the Operating Partnership's expectations. As with any community in lease-up, there are uncertainties and risks associated with the Operating Partnership's communities in lease-up. While the Operating Partnership has estimated completion and stabilization budgets and target dates based on what it believes are reasonable assumptions in light of current conditions, there can be no assurance that actual costs will not exceed current budgets or that the Operating Partnership will not experience delays in reaching stabilization of such communities.

 (9) Community acquired in 1997. Summit Fair Oaks was acquired on December 31, 1997 and, accordingly, no average occupancy or average rent information is available.

(10) Community acquired April 1, 1996.

Information with respect to total debt secured by thirty-three of the Operating Partnership's communities having an aggregate net book value of $320.7 million as of December 31, 1997, is as follows (in thousands):

                                                FIXED RATE      VARIABLE RATE
                                              --------------    -------------
Total principal...........................    $      214,088       $   52,852
Interest rates range from.................    5.88% to 9.80%            5.65%(1)
Weighted average interest rate............             6.69%            5.65%(1)
Annual debt service.......................    $       18,431       $    3,703(2)

Scheduled annual maturities:

1998........................................................    $  5,208
1999........................................................       5,537
2000........................................................       5,856
2001(3).....................................................     114,648
2002........................................................      11,248
Thereafter..................................................     124,443
                                                                --------
Total.......................................................    $266,940
                                                                ========

(1) Interest rate as of December 31, 1997.

(2) Annual debt service for variable rate loans represents 1997 costs and includes letter of credit fees and other bond related costs.

(3) Year 2001 maturities include a $111.4 million balloon payment on the 5.88% fixed rate mortgage loan from The Northwestern Mutual Life Insurance Company.

Each Community has many of the following features: swimming pools, tennis, racquetball and volleyball courts, saunas, whirlpools, fitness facilities, picnic areas, large clubhouses and convenient parking facilities. Most of the apartment homes offer amenities that include spacious open living areas, sunrooms, patios or balconies, sunken living rooms, fireplaces, built-in shelves or entertainment centers, large storage areas or walk-in closets, vaulted ceilings, ceiling fans and separate in-home laundry facilities or laundry hook-ups. In addition to these physical amenities, each Community has its own highly trained and experienced on-site management and maintenance staff to ensure that courteous and responsive service is provided to its residents.

COMMUNITY MANAGEMENT

Each of the Communities is managed by the Operating Partnership's property management staff. The community management team for each Community includes supervision by a regional vice-president and regional property manager, as well as on-site management, maintenance personnel and an off-site support staff. Community management teams perform leasing and rent collection functions and coordinate resident services. All personnel are extensively trained and experienced and are encouraged to continue their education through both Operating Partnership-designed and outside courses.

ITEM 3.  LEGAL PROCEEDINGS

Neither the Operating Partnership nor any of the Communities is presently subject to any material litigation nor, to the Operating Partnership's knowledge, is any litigation threatened against the Operating Partnership or any of the Communities, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the business or financial condition or results of operations of the Operating Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Units. As of March 4, 1998, there were 101 holders of record of Units.

The Operating Partnership declared a distribution of $0.3975 per Unit for each of the four quarters in 1997, which was paid on May 15, 1997 for the first quarter, August 15, 1997 for the second quarter, November 17, 1997 for the third quarter, and February 14, 1998 for the fourth quarter.

The Operating Partnership declared a distribution of $0.3875 per Unit for each of the four quarters in 1996, which was paid on May 15, 1996 for the first quarter, August 15, 1996 for the second quarter, November 15, 1996 for the third quarter, and February 14, 1997 for the fourth quarter.

The Operating Partnership intends to continue to make regular quarterly distribution to holders of Units. Future distributions will be declared at the discretion of the Board of Directors of Summit Properties and will depend on actual cash flow of the Operating Partnership, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as the Board of Directors may deem relevant. The Board of Directors may modify the Operating Partnership's distribution policy from time to time.

On August 12, 1997, the Operating Partnership completed a $125 million senior unsecured debt offering comprised of three tranches underwritten by J.P. Morgan & Co., Merrill Lynch & Co., Morgan Stanley Dean Witter, and First Union Capital Markets Corp. The first tranche, $25 million of 6.80% Notes due on August 15, 2002 (the "2002 Notes"), was priced at 99.940% to yield 6.81%, or 73 basis points over the rate on U.S. Treasury securities with a comparable maturity. The second tranche, $50 million of 6.95% Notes due on August 15, 2004 (the "2004 Notes"), was priced at 99.764% to yield 6.99% or 81 basis points over the rate on U. S. Treasury securities with a comparable maturity. The third tranche, $50 million of 7.20% Notes due on August 15, 2007 (the "2007 Notes" and, together with the 2002 Notes and the 2004 Notes, the "August 1997 Notes"), was priced at 99.83% to yield 7.22% or 104 basis points over the rate on U. S. Treasury securities with a comparable maturity. The approximately $123.6 million of net proceeds from the offering of the August 1997 Notes were used to pay down the Unsecured Credit Facility.

The price to the public for the 2002 Notes, 2004 Notes and 2007 Notes (i.e., the aggregate principal amount less the applicable discount from par value set forth above) was $24,985,000, $49,882,000 and $49,915,000, respectively. Underwriting discounts and commissions for the 2002 Notes, 2004 Notes and 2007 Notes were $150,000, $312,500 and $325,000, respectively. Offering expenses relating to the offering of the August 1997 Notes, other than underwriting discounts and commissions and discounts from par value, totaled $390,000.

On December 17, 1997, the Operating Partnership completed a $30 million senior unsecured debt offering underwritten by J.P. Morgan & Co. The offering consisted of one tranche of 6.625% Notes due on December 15, 2003 (the "2003 Notes" and, together with the August 1997 Notes, the "Notes") and was priced at 99.79% to yield 6.67%, or 95 basis points over the rate on U.S. Treasury securities with a comparable maturity. The approximately $29.6 million of net proceeds from the offering of the 2003 Notes were used to pay down the Unsecured Credit Facility.

The price to the public for the 2003 Notes (i.e., the aggregate principal amount less the applicable discount from par value set forth above) was $29,935,800. Underwriting discounts and commissions for the 2003 Notes were $187,500. Offering expenses relating to the offering of the 2003 Notes, other than underwriting discounts and commissions and discounts from par value, totaled $136,000.

The Notes were sold pursuant to a Registration Statement on Form S-3 (File No. 333-25575), declared effective on July 15, 1997, relating to an indeterminate amount of shares of Summit Properties' Common Stock and shares of preferred stock of Summit Properties with an aggregate public offering price of up to

$250,000,000 and debt securities of the Operating Partnership with an aggregate public offering price of up to $250,000,000.

During the three months ended December 31, 1997 the Operating Partnership has issued Units in private placements in reliance on the exemption from registration under section 4(2) of the Securities Act in the amounts and for the consideration set forth below:

          A. Summit Properties has issued an aggregate of 94,685 shares of Common Stock pursuant to its Dividend Reinvestment Plan. Summit Properties has contributed the proceeds (approximately $1.9 million) of these sales to the Operating Partnership in consideration of an aggregate of 94,685 Units.

          B. Summit Properties has issued an aggregate of 5,900 shares of Common Stock pursuant to the exercise of stock options. Summit Properties has contributed the proceeds (approximately $114,000) of these options to the Operating Partnership in consideration of an aggregate 5,900 Units.

In light of the circumstances under which such Units were issued and information obtained by the Operating Partnership in connection with such transactions, management of Summit Properties, in its capacity as general partner of the Operating Partnership, believes that the Operating Partnership may rely on such exemption.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and other information on a consolidated historical basis for the Operating Partnership and its predecessors, the Summit Entities, as of and for each of the years in the five-year period ended December 31, 1997. This table should be read in conjunction with the Consolidated Financial Statements of Summit Properties Partnership, L.P. and the Notes thereto included elsewhere herein.

                            SELECTED FINANCIAL DATA
                 SUMMIT PROPERTIES PARTNERSHIP (HISTORICAL)(1)

                                                                YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------------
                                                   1997        1996        1995       1994        1993
                                                 ---------   ---------   --------   ---------   --------
                                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PROPERTY
                                                                      INFORMATION)
OPERATING INFORMATION:
Revenue
  Rental.......................................  $ 109,827   $  88,864   $ 70,773   $  54,198   $ 45,561
  Property management(2).......................         --          --         --         536      4,102
  Interest and other...........................      6,850       5,625      4,221       3,700      3,779
                                                 ---------   ---------   --------   ---------   --------
         Total.................................    116,677      94,489     74,994      58,434     53,442
                                                 ---------   ---------   --------   ---------   --------
Property operating and maintenance expense
  (before depreciation and amortization).......     42,032      35,226     28,012      21,502     18,991
Property management expenses(2)................         --          --         --         366      2,799
Interest expense...............................     21,959      17,138     14,802      14,067     26,400
Depreciation and amortization..................     22,652      18,208     15,141      11,700      9,735
REIT formation costs...........................         --          --         --         457         --
General and administrative expense.............      2,740       2,557      1,949       1,756      1,375
(Income) loss from equity investments..........       (274)        173         39          59         --
                                                 ---------   ---------   --------   ---------   --------
         Total.................................     89,109      73,302     59,943      49,907     59,300
                                                 ---------   ---------   --------   ---------   --------
Income (loss) before gain on sale of real
  estate assets and extraordinary items........     27,568      21,187     15,051       8,527     (5,858)
Gain on sale of real estate assets.............      4,366          --         --          --         --
                                                 ---------   ---------   --------   ---------   --------
Income (loss) before extraordinary items.......  $  31,934   $  21,187   $ 15,051   $   8,527   $ (5,858)
                                                 =========   =========   ========   =========   ========
Net income (loss)..............................  $  31,934   $  20,561   $ 14,512   $  17,093   $ (3,408)
                                                 =========   =========   ========   =========   ========
Income per unit before extraordinary
  items -- basic and diluted...................  $    1.17   $     .92   $    .83   $     .64        N/A
                                                 =========   =========   ========   =========   ========
Net income per unit -- basic and diluted.......  $    1.17   $     .90   $    .80   $    1.28        N/A
                                                 =========   =========   ========   =========   ========
Distributions per units........................  $    1.59   $    1.55   $   1.51   $    1.29        N/A
                                                 =========   =========   ========   =========   ========
Weighted average units outstanding -- basic....     27,258      22,914     18,112      13,390        N/A
                                                 =========   =========   ========   =========   ========
OTHER INFORMATION:
Cash flow provided by (used in):
  Operating activities.........................  $  55,947   $  41,176   $ 30,994   $  17,525   $  8,712
  Investing activities.........................   (175,907)   (103,971)   (63,734)   (113,741)    (2,092)
  Financing activities.........................    119,858      63,579     34,440      88,993     (9,141)
Funds from Operations(3).......................  $  50,201   $  39,391   $ 30,148   $  20,120   $  3,777
Total completed communities (at end of
  period)......................................         61          51         46          32         27
Total apartment homes developed(4).............      1,454       1,061        379          --        320
Total apartment homes acquired.................      1,434         262      2,025       1,332         --
Total apartment homes (at end of period)(5)....     14,462      11,788     10,465       8,061      6,729
Ratio of earnings to fixed charges(6)(7).......       1.93        1.78       1.65        1.52       0.77

                                                                YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------------
                                                   1997        1996        1995       1994        1993
                                                 ---------   ---------   --------   ---------   --------
                                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PROPERTY
                                                                      INFORMATION)
BALANCE SHEET INFORMATION:
Real estate, before accumulated depreciation...  $ 913,033   $ 704,779   $586,264   $ 439,025   $317,374
Total assets...................................    825,695     635,364    533,609     397,945    297,670
Total long-term debt...........................    474,673     309,933    297,010     249,009    315,847
Partners' equity (deficiency)..................    311,570     303,416    217,496     138,089    (38,127)

(1) For purposes of the Selected Financial Data, historical information is presented both for the Operating Partnership and its predecessors, the Summit Entities, provided that historical financial information for its predecessors only includes information relating to the Communities held by the Operating Partnership immediately following the Initial Offering and the entities which provided property and general management services for those Communities.

(2) Consists of revenues and expenses from property management services provided to Communities owned by unrelated third parties and by certain predecessor partnerships prior to the Initial Offering. Since the Initial Offering, these services have been performed by the Management Company, which is accounted for under the equity method of accounting.

(3) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines Funds from Operations as net income
    (loss) computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Operating Partnership believes Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Operating Partnership to incur and service debt and make capital expenditures. The Operating Partnership computes Funds from Operations in accordance with the standards established by the White Paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, property acquisitions, development, distributions or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Operating Partnership's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Operating Partnership's liquidity, nor is it indicative of funds available to fund the Operating Partnership's cash needs, including its ability to make distributions. Funds from Operations is calculated as follows (dollars in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                1997      1996      1995      1994      1993
                                               -------   -------   -------   -------   -------
    Income (loss) before gain on sale of real
      estate assets and extraordinary
      items..................................  $27,568   $21,187   $15,051   $ 8,527   $(5,858)
    Real estate depreciation.................   22,633    18,204    15,097    11,593     9,635
                                               -------   -------   -------   -------   -------
    Funds from Operations....................  $50,201   $39,391   $30,148   $20,120   $ 3,777
                                               =======   =======   =======   =======   =======

(4) Represents the total number of apartment homes in Communities completed and owned by the Operating Partnership during the period.

(5) Represents the total number of apartment homes in Communities completed and owned by the Operating Partnership at the end of the period.

(6) The ratios of earnings to fixed charges were computed by dividing earnings by fixed charges. For this purpose, earnings consist of pre-tax income from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense (whether expensed or capitalized), the estimated interest component of rent expense, and the amortization of debt issuance costs. To date, the Operating Partnership has not issued any preferred stock; therefore, the ratios of earnings to combined fixed charges and preferred stock dividend requirements are the same as the ratios of earnings to fixed charges presented.

(7) Prior to the completion of the Initial Offering, the Operating Partnership maintained a different capital structure. As a result, although the original properties have historically generated positive net cash flow, the financial statements of the Operating Partnership show net losses for the fiscal year ended December 31, 1993. Consequently, the computation of the ratio of earnings to fixed charges for such period indicates that earnings were inadequate to cover fixed charges by approximately $6.0 million for the fiscal year ended December 31, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including without limitation statements relating to the operating performance of stabilized communities and to development activities of the Operating Partnership. The Operating Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Operating Partnership are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Operating Partnership's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Operating Partnership's actual results and performance of stabilized and development Communities could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on the operations and future prospects of the Operating Partnership include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs")), availability of capital, interest rates, construction delays due to unavailability of materials, weather conditions or other delays, competition, supply and demand for apartment communities in the Operating Partnership's current and proposed market areas, general accounting principles, policies and guidelines applicable to REITs, and those factors discussed in the section entitled "Development Activity -- Certain Factors Affecting the Performance of Development Communities" on page 29 of this Form 10-K. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

As of December 31, 1997, there were 27,438,400 Units of the Operating Partnership outstanding, of which 23,411,086 or 85.3% were owned by Summit Properties and 4,027,314 or 14.7% were owned by other partners (including certain officers and directors of the Summit Properties).

The following discussion should be read in conjunction with the Consolidated Financial Statements of Summit Properties Partnership L.P. and the Notes thereto appearing elsewhere herein.

HISTORICAL RESULTS OF OPERATIONS

The Operating Partnership's net income is generated primarily from the operations of its Communities. The changes in operating results from period to period reflect changes in existing community performance as well as increases in the number of apartment homes due to the acquisition and development of Communities. Where appropriate, comparisons are made on a "stabilized Communities," "acquisition Communities," "stabilized development Communities" and "Communities in lease-up" basis in order to adjust for changes in the number of apartment homes. A Community is deemed to be "stabilized" at the earlier of when it has attained a physical occupancy level of at least 93% or when construction has been completed for one year in each of the comparable periods presented. A Community is deemed to be a "stabilized development" when stabilized in the entire current period presented, but was in lease-up in the prior period presented.

  Results of Operations for the Years Ended December 31, 1997, 1996 and 1995

Income before gain on sale of real estate assets and extraordinary items increased from 1995 ($15.1 million) to 1996 ($21.2 million) and from 1996 to 1997 ($27.6 million) primarily due to increased property operating income at stabilized Communities, as well as new sources of income associated with acquisition Communities and Communities in lease-up, partially offset by an increase in depreciation and interest expense.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S PORTFOLIO OF COMMUNITIES

The operating performance of the Communities is summarized below (dollars in thousands):

                                        YEAR ENDED DECEMBER 31,         YEAR ENDED DECEMBER 31,
                                     -----------------------------    ----------------------------
                                       1997      1996     % CHANGE     1996      1995     % CHANGE
                                     --------   -------   --------    -------   -------   --------
Property revenues:
  Stabilized Communities(1)........  $ 81,668   $80,296      1.7%     $65,553   $63,255       3.6%
  Acquisition Communities(2).......    12,467     2,250    454.1%      16,993     8,716      95.0%
  Stabilized Development
     Communities...................    12,375     8,762     41.2%       8,762       767    1042.4%
  Communities in lease-up..........     8,977       818    997.4%         818        --     100.0%
  Community sold...................       519     1,421    (63.5%)      1,421     1,391       2.2%
                                     --------   -------               -------   -------
Total property revenues............   116,006    93,547     24.0%      93,547    74,129      26.2%
                                     --------   -------               -------   -------
Property operating and maintenance
  expense(3):
  Stabilized Communities...........    30,709    30,555      0.5%      24,717    23,687       4.3%
  Acquisition Communities..........     4,336       606    615.5%       6,444     3,492      84.5%
  Stabilized Development
     Communities...................     3,955     3,069     28.9%       3,069       275    1016.0%
  Communities in lease-up..........     2,821       411    586.4%         411        --     100.0%
  Community sold...................       211       585    (63.9%)        585       558       4.8%
                                     --------   -------               -------   -------
Total property operating and
  maintenance expense..............    42,032    35,226     19.3%      35,226    28,012      25.8%
                                     --------   -------               -------   -------
Property operating income..........  $ 73,974   $58,321     26.8%     $58,321   $46,117      26.5%
                                     ========   =======               =======   =======
Apartment homes, end of period.....    14,980    12,454     20.3%      12,454    11,286      10.3%
                                     ========   =======               =======   =======

(1) Includes Communities which were stabilized during the entire period for each of the comparable periods presented.

(2) The 1997 and 1996 comparison includes the Communities acquired in 1997 and 1996. The 1996 and 1995 comparison includes Communities acquired in 1996 and 1995.

(3) Before real estate depreciation and amortization expense.

A summary of the Operating Partnership's apartment homes for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                               1997      1996      1995
                                                              ------    ------    ------
Apartment homes at the beginning of the year................  12,454    11,286     8,061
Acquisitions................................................   1,434       262     2,025
Developments which began rental operations during the
  year......................................................   1,306       906     1,200
Sale of apartment homes.....................................    (214)       --        --
                                                              ------    ------    ------
Apartment homes at the end of the year......................  14,980    12,454    11,286
                                                              ======    ======    ======

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S STABILIZED COMMUNITIES

The operating performance of the Communities stabilized during the entire period in both of the comparable periods presented is summarized below (dollars in thousands except average monthly rental revenue):

                                            YEAR ENDED DECEMBER 31,        YEAR ENDED DECEMBER 31,
                                          ----------------------------   ----------------------------
                                           1997      1996     % CHANGE    1996      1995     % CHANGE
                                          -------   -------   --------   -------   -------   --------
Property revenues:
  Rental................................  $77,788   $76,443     1.8%     $62,177   $60,256     3.2%
  Other.................................    3,880     3,853     0.7%       3,376     2,999    12.6%
                                          -------   -------              -------   -------
Total property revenues.................   81,668    80,296     1.7%      65,553    63,255     3.6%
                                          -------   -------              -------   -------
Property operating and maintenance
  expense(1):
  Personnel.............................    6,905     7,289    (5.3%)      5,723     5,420     5.6%
  Advertising and promotion.............    1,085       866    25.3%         649       540    20.2%
  Utilities.............................    3,657     3,567     2.5%       2,987     2,982     0.2%
  Building repairs and maintenance......    6,967     6,997    (0.4%)      5,484     5,121     7.1%
  Real estate taxes and insurance.......    7,676     7,609     0.9%       6,501     6,166     5.4%
  Property supervision..................    2,043     2,001     2.1%       1,635     1,567     4.3%
  Other operating expense...............    2,376     2,226     6.7%       1,738     1,891    (8.1%)
                                          -------   -------              -------   -------
Total property operating and maintenance
  expense...............................   30,709    30,555     0.5%      24,717    23,687     4.3%
                                          -------   -------              -------   -------
Property operating income...............  $50,959   $49,741     2.4%     $40,836   $39,568     3.2%
                                          =======   =======              =======   =======
Average physical occupancy(2)...........     93.2%     93.3%   (0.1%)       93.1%     94.2%   (1.2%)
                                          =======   =======              =======   =======
Average monthly rental revenue(3).......  $   717   $   702     2.1%     $   720   $   693     3.9%
                                          =======   =======              =======   =======
Number of apartment homes...............    9,872     9,872                7,847     7,847
                                          =======   =======              =======   =======
Number of apartment communities.........       44        44                   31        31
                                          =======   =======              =======   =======

(1) Before real estate depreciation and amortization expense.

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

Rental and other revenue increased from 1996 to 1997 due to higher rental rates partially offset by a decrease in occupancy. The 1.7% property revenue growth rate was lower than the prior year rate of growth primarily as a result of a new supply of competing multi-family communities in the markets in which the Operating Partnership operates. In 1998 the Operating Partnership expects the rate of growth to be similar to the growth rate in 1997 as the supply of new multi-family Communities continues to increase somewhat balanced by the continued strength of the local economies in which the Operating Partnership operates. The lower growth rate was especially noticeable in the Tampa/Sarasota and Atlanta markets. The Operating Partnership believes its expectations relative to property revenue growth are based on reasonable assumptions as to future economic conditions and the quantity of competitive multi-family communities in the markets in which the Operating Partnership does business. However, there can be no assurance that actual results will not differ from these assumptions, which could result in a lower property revenue growth rate.

Property operating and maintenance expenses were relatively stable from 1996 to 1997. Increased advertising and promotion costs were offset by lower personnel costs. The significant percentage increase in advertising and promotion was in response to increased competition caused by the new supply of competing multi-family communities. As a percentage of total property revenues, property operating and maintenance expense decreased to 37.6% from 38.1% for the years ended December 31, 1997 and 1996, respectively.

Rental and other revenue increased from 1995 to 1996 due to higher rental rates offset by decreased occupancy. The increase in property operating and maintenance expenses from 1995 to 1996 was primarily due to increased insurance costs ($240,000 or a 40% increase), higher advertising costs and higher building and repair costs. The increase in insurance expense was due to higher insurance rates in the Operating Partnership's Florida markets, caused by the significant storm damage expenses incurred in the past years by the insurance industry. Included in the building repairs and maintenance costs was a $148,000 or a 14% increase for replacement of carpets.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S ACQUISITION COMMUNITIES

Acquisition Communities consist of Summit Mayfaire, Summit Portofino, Summit Sand Lake and Summit Windsor II acquired in 1997 (1,188 apartment homes), Summit Plantation (262 apartment homes) acquired in 1996 and the twelve Communities and a 75% interest in another Community, all of which were owned by the Crosland Group, Inc. and its affiliates (2,025 apartment homes), acquired in 1995. Summit Fair Oaks (246 apartment homes), was acquired on December 31, 1997 and accordingly, its rental operations for 1997 are not reflected in the Company's financial statements. The operations of these Communities are summarized as follows (dollars in thousands except average monthly rental revenue):

                                                 YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                                 -----------------------       -----------------------
                                                   1997           1996           1996           1995
                                                 ---------      --------       ---------      --------
Property revenues:
  Rental.......................................   $11,686        $2,134         $16,401        $8,467
  Other........................................       781           116             592           249
                                                  -------        ------         -------        ------
Total property revenues........................    12,467         2,250          16,993         8,716
Property operating and maintenance
  expense(1)...................................     4,336           606           6,444         3,492
                                                  -------        ------         -------        ------
Property operating income......................   $ 8,131        $1,644         $10,549        $5,224
                                                  =======        ======         =======        ======
Average physical occupancy(2)..................      92.4%         93.1%           94.0%         96.1%
                                                  =======        ======         =======        ======
Average monthly rental revenue(3)..............   $   847        $  993         $   672        $  592
                                                  =======        ======         =======        ======
Number of apartment homes:
  1995 Acquisitions............................        --            --           2,025         2,025
  1996 Acquisitions............................       262           262             262            --
  1997 Acquisitions............................     1,188            --              --            --
                                                  -------        ------         -------        ------
Total number of apartment homes................     1,450           262           2,287         2,025
                                                  =======        ======         =======        ======

(1) Before real estate depreciation and amortization expense.

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

The decrease in the average monthly rental revenue for the year ended December 31, 1997 as compared to the corresponding period in 1996 is attributable to lower average monthly rental revenue on the 1997 acquisition Communities in comparison to the 1996 acquisition community. Average monthly rental revenue for the year ended December 31, 1997 for the 1997 acquisitions alone was $806.

The unleveraged yield for the 1997 and 1996 acquisitions, defined as property operating income on an annualized basis over total acquisition cost, for the year ended December 31, 1997 was 9.0%. The unleveraged yield for the four Communities acquired in 1997 only for the year ended December 31, 1997 was 8.9%.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S STABILIZED DEVELOPMENT COMMUNITIES

The Operating Partnership had four Communities with 1,200 apartment homes, (Summit Aventura, Summit Hill II, Summit Green, and Summit River Crossing), which were stabilized during the entire year ended December 31, 1997 but were still in lease-up/construction in the year ended December 31, 1996. The operating performance of these four stabilized development Communities is summarized below (dollars in thousands except average monthly rental revenue):

                                                                                   YEAR ENDED
                                                 YEAR ENDED DECEMBER 31,          DECEMBER 31,
                                                 -----------------------       -------------------
                                                   1997           1996          1996         1995
                                                 ---------      --------       ------        -----
Property revenues:
  Rental.......................................   $11,580        $8,183        $8,183        $693
  Other........................................       795           579           579          74
                                                  -------        ------        ------        ----
Total property revenues........................    12,375         8,762         8,762         767
Property operating and maintenance
  expense(1)...................................     3,955         3,069         3,069         275
                                                  -------        ------        ------        ----
Property operating income......................   $ 8,420        $5,693        $5,693        $492
                                                  =======        ======        ======        ====
Average physical occupancy(2)..................      92.0%         65.6%         65.6%        9.1%
                                                  =======        ======        ======        ====
Average monthly rental revenue(3)..............   $   883        $  871        $  871        $852
                                                  =======        ======        ======        ====

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

The unleveraged yield on these four stabilized development Communities, defined as property operating income over total development cost, for the year ended December 31, 1997 was 10.5%.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S COMMUNITIES IN LEASE-UP

The Operating Partnership had nine Communities in lease-up during the year ended December 31, 1997. A Community in lease-up is defined as one which has commenced rental operations but has not reached stabilization. The following is a summary of the nine Communities in lease-up (dollars in thousands):

                                           TOTAL        ACTUAL/                                       % LEASED
                            NUMBER OF     ACTUAL/     ANTICIPATED        ACTUAL/        AVERAGE        AS OF
                            APARTMENT    ESTIMATED    CONSTRUCTION     ANTICIPATED     OCCUPANCY    DECEMBER 31,
        COMMUNITY             HOMES        COST        COMPLETION     STABILIZATION      1997           1997
--------------------------  ---------    ---------    ------------    -------------    ---------    ------------
Summit Fairways...........        240    $ 17,775       Q4 1996          Q3 1997         81.27%        95.80%
Summit on the River.......        352      23,922       Q2 1997          Q4 1997         71.23%        96.60%
Summit Russett I..........        314      23,203       Q3 1997          Q3 1997         58.71%        96.20%
Summit Stonefield.........        216      19,640       Q1 1998          Q1 1998         20.42%        88.90%
Summit Ballantyne I.......        246      16,400       Q4 1997          Q2 1998         18.69%        67.10%
Summit Sedgebrook I.......        248      16,400       Q4 1997          Q2 1998         16.71%        64.10%
Summit Plantation II......        240      21,400       Q4 1997          Q2 1998         19.54%        79.60%
Summit Norcroft II........         54       3,700       Q4 1997          Q1 1998          8.21%        85.20%
Summit Lake I.............        302      19,700       Q2 1998          Q3 1998          4.69%        37.40%
                            ---------    --------
                                2,212    $162,140
                            =========    ========

Property operating income (loss) after interest expense was $1.1 million and ($109,000) for the nine Communities in lease-up for the years ended December 31, 1997 and 1996, respectively. These nine Communities in lease-up had no 1995 operations.

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

The operating performance of the Management Company and its wholly-owned subsidiary, the Construction Company, is summarized below (dollars in thousands):

                                        YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                       --------------------------    --------------------------
                                        1997     1996    % CHANGE     1996     1995    % CHANGE
                                       ------   ------   --------    ------   ------   --------
Revenue..............................  $6,102   $5,364     13.8%     $5,364   $5,632     (4.8%)
Expenses:
  Operating..........................   5,039    4,849      3.9%      4,849    5,018     (3.4%)
  Depreciation.......................     185      110     68.2%        110      120     (8.3%)
  Amortization.......................     304      278      9.4%        278      274       1.5%
  Interest...........................     300      300      0.0%        300      300       0.0%
                                       ------   ------               ------   ------
  Total expenses.....................   5,828    5,537      5.3%      5,537    5,712     (3.1%)
                                       ------   ------               ------   ------
Net income (loss) of Summit
  Management Company.................  $  274   ($ 173)   258.4%     ($ 173)  ($  80)  (116.3%)
                                       ======   ======               ======   ======

The change in revenue was a result of higher revenues from managing the Operating Partnership's Communities and higher revenues from construction activity, offset by lower revenues for managing third party Communities in each of the years 1995 compared to 1996 and 1996 compared to 1997. The change in operating expenses was a result of higher construction activity costs offset by lower costs of managing the Communities in each of the years 1995 compared to 1996 and 1996 compared to 1997.

Total average third party apartment homes under management were 5,164, 7,919 and 10,927 during the years ended December 31, 1997, 1996 and 1995, respectively. The decrease from 1996 to 1997 was primarily due to the termination of the Management Company's contract to manage a portfolio of 1,422 apartment homes effective December 31, 1996. The contract was terminated as a result of a change in ownership of the apartment communities. The decrease from 1995 to 1996 was primarily due to the termination of the Management Company's contract to manage a portfolio of 4,050 apartment homes effective October 1, 1995. This contract was terminated as a result of the owner's decision to provide its own property management for these apartment homes.

Property management fees include $1.7 million, $2.3 million and $3.3 million of fees from third parties for the years ended December 31, 1997, 1996 and 1995, respectively. Property management fees from third parties as a percentage of total property management revenues were 35.2%, 48.1% and 62.9% for the years ended December 31, 1997, 1996 and 1995, respectively. The Operating Partnership expects third party management revenue as a percentage of total property management revenues to continue to decline as revenues from the Operating Partnership's Communities continue to increase.

Construction Company revenues and expenses increased in 1997 compared to 1996 and in 1996 compared to 1995 primarily as a result of the Operating Partnership's decision to expand its in-house construction operations in the state of Florida to cover the entire geographic area in which the Operating Partnership operates. All of the Construction Company's income for the years ended December 31, 1997, 1996 and 1995 is from contracts with the Operating Partnership, except for the contract to build Summit Plantation in 1995. The Operating Partnership owned a 25% interest in the Summit Plantation joint venture during construction. The Construction Company is currently building 85.1% of the Operating Partnership's Communities under construction. It is the Operating Partnership's intention to increase this percentage over time in order to lower construction costs and continuously improve the quality of its apartment communities.

OTHER INCOME AND EXPENSES

Interest income decreased by $166,000 to $392,000 in 1997 compared to 1996, primarily due to interest earned in 1996 on the proceeds from the 1996 Offering prior to using the proceeds to fund development activity.

Depreciation expense increased $4.4 million or 24.4% to $22.7 million in 1997 compared to 1996, primarily due to depreciation expense related to the Operating Partnership's 1997 acquisitions and increased depreciation of Communities in lease-up. Depreciation expense increased $3.1 million or 20.3% to $18.2 million in 1996 compared to 1995 due to an increase in depreciation expense related to the 1995 acquisitions and Communities in lease-up.

Interest expense increased $4.8 million, or 28.1%, in 1997 compared to 1996, primarily due to financing the Operating Partnership's 1997 acquisitions and the Communities in lease-up. Interest expense increased $2.3 million, or 15.8%, to $17.1 million in 1996 compared to 1995, primarily due to interest on debt related to the Operating Partnership's 1995 acquisitions and an increase in interest expense related to the Communities in lease-up, partially offset by the Operating Partnership's repayment of debt in connection with the 1995 and 1996 Offerings. The 1995 and 1996 Offerings together resulted in aggregate net proceeds of approximately $163.0 million. Weighted average interest rates of all debt for the years ended December 31, 1997, 1996 and 1995 were 6.68%, 6.44% and 6.18%, respectively.

General and administrative expense increased in 1997 compared to 1996 as a result of the Operating Partnership's overall growth. The increase in 1996 compared to 1995 was primarily due to increased compensation costs and professional fees. The increase in compensation in 1996 includes the cost of the restricted stock grants and the cost of the employee stock purchase plan. The Operating Partnership issues a Unit in the Operating Partnership to Summit Properties for each share of Common Stock issued in conjunction with Summit Properties' stock option plan and the employee stock purchase plan. As a percentage of revenues, general and administrative expenses were 2.3%, 2.7% and 2.6% for the years ended December 31, 1997, 1996 and 1995, respectively.

The gain on sale of assets in 1997 resulted from the sale of a community formerly known as Summit Charleston in May 1997.

The extraordinary items in 1996 and 1995 resulted primarily from the write-off of deferred financing costs in conjunction with the repayment of debt with the proceeds from the 1996 and 1995 Offerings and with the proceeds of the $31.0 million unsecured debt financing received in August 1996.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

The Operating Partnership's net cash provided by operating activities increased from $41.2 million for the year ended December 31, 1996 to $55.9 million for the same period in 1997 primarily due to a $15.7 million increase in property operating income, offset by a $1.5 million increase in interest cost paid.

Net cash used in investing activities increased from $104.0 million for the year ended December 31, 1996 to $175.9 million for the same period in 1997 due to an increase in the number of acquisition Communities, an increase in the development of Communities and higher capital expenditures on existing properties, partially offset by the proceeds from the sale of a Community.

Net cash provided by financing activities increased from $63.6 million for the year ended December 31, 1996 to $119.9 million for the same period in 1997, primarily due to an increase in net debt proceeds, partially offset by a decrease in Summit Properties equity offering proceeds contributed to the Operating Partnership and by higher distributions to unitholders.

The Operating Partnership's outstanding indebtedness at December 31, 1997 totaled $474.7 million. This amount includes approximately $204.8 million in fixed rate conventional mortgages, $52.9 million of variable rate tax-exempt bonds, $186.0 million of unsecured notes, $9.3 million of tax-exempt fixed rate loans, and $21.7 million under the Unsecured Credit Facility (as hereinafter defined).

The Operating Partnership expects to meet its short-term liquidity requirements (i.e., liquidity requirements arising within 12 months) generally through its net cash provided by operations and borrowings under the Unsecured Credit Facility. The Operating Partnership believes that its net cash provided by operations will be adequate to meet its operating requirements and to satisfy Summit Properties applicable REIT dividend payment requirements in both the short-term and in the long-term. Improvements and renovations at existing Communities are expected to also be funded from property operations.

The Operating Partnership expects to meet its long-term liquidity requirements (i.e., liquidity requirements arising after 12 months), such as current and future developments, debt maturities, acquisitions, renovations and other non-recurring capital expenditures, with borrowings under its Unsecured Credit Facility, through the issuance of long-term secured and unsecured debt securities and additional equity securities of Summit Properties, or in connection with the acquisition of land or improved property, through the issuance of Units of the Operating Partnership.

  Lines of Credit

The Operating Partnership's working capital is primarily provided by operations and an unsecured $150 million credit facility (the "Unsecured Credit Facility"). The Unsecured Credit Facility has a three year term and currently bears interest at the London Interbank Offered Rate ("LIBOR") + 110 basis points based upon the Operating Partnership's credit rating of BBB- by Standard & Poor's Rating Services. The interest rate will be reduced in the event an upgrade of the Operating Partnership's unsecured credit rating as assigned by Standard & Poor's Rating Services (which rating must be accompanied by the comparable senior unsecured bond rating from one of Moody's Investors Service, Duff & Phelps or Fitch) is obtained.

The Operating Partnership and Summit Properties have a commitment for a new syndicated unsecured line of credit (the "New Unsecured Credit Facility") in the amount of $175 million which will replace the existing Unsecured Credit Facility. The New Unsecured Credit Facility will provide funds for new development, acquisitions and general working capital purposes and is expected to close in March 1998. The New Unsecured Credit Facility will have a three year term with two one-year extension options and will initially bear interest at LIBOR + 90 basis points based upon the Company's current credit rating of BBB-by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The interest rate will be reduced in the event an upgrade of the Operating Partnership's unsecured credit rating is obtained. The New Unsecured Credit Facility also provides a bid option sub-facility equal to a maximum of fifty percent of the total facility ($87.5 million). This sub-facility provides the Operating Partnership with the option to place borrowings in a fixed LIBOR contract up to 180 days.

  Senior Unsecured Debt Offerings

On August 12, 1997, the Operating Partnership completed a $125 million senior unsecured debt offering comprised of three tranches. The first tranche, $25 million of 6.80% Notes due August 15, 2002, was priced at 99.940% to yield 6.81%, or 73 basis points over the rate on U.S. Treasury securities with a comparable maturity (the "2002 Notes"). The second tranche, $50 million of 6.95% Notes due August 15, 2004, was priced at 99.764% to yield 6.99% or 81 basis points over the rate on U.S. Treasury securities with a comparable maturity (the "2004 Notes"). The third tranche, $50 million of 7.20% Notes due August 15, 2007, was priced at 99.830% to yield 7.22% or 104 basis points over the rate on U.S. Treasury securities with a comparable maturity (the "2007 Notes" and, together with the 2002 Notes and the 2004 Notes, the "August 1997 Notes"). The proceeds from the August 1997 Notes were used to pay down the Unsecured Credit Facility.

On December 17, 1997, the Operating Partnership completed a $30 million senior unsecured debt offering of 6.625% Notes due December 15, 2003. The Notes were priced at 99.786% to yield 6.67%, or 95 basis points over the rate of U.S. Treasury securities with a comparable maturity (the "December 1997 Notes"). The proceeds of the December 1997 Notes were used to pay down the Unsecured Credit Facility.

In August 1996, the Operating Partnership obtained $31.0 million of unsecured debt financing from a bank consisting of a $15.0 million unsecured note with a four-year term and a $16.0 million unsecured note with a six-year term, which bear interest at 7.61% and 7.85%, respectively.

  Common Stock Offering

In August 1996, Summit Properties completed the sale of an additional 5.75 million shares of Common Stock with net proceeds of $97.6 million. The approximately $97.6 million of the aggregate proceeds from the issuance of Common Stock, which was contributed to the Operating Partnership for Units, and the $31 million unsecured bank debt financing were utilized to fully repay the outstanding balance under the Unsecured Credit Facility and development loans. The remaining $30.9 million of the proceeds were used to fund current development.

  Dividend Reinvestment and Direct Stock Purchase Plan

In November 1997, Summit Properties replaced its existing dividend reinvestment plan with a new dividend reinvestment and direct stock purchase plan (the "Plan"). The Plan provides that shares of Summit Properties' Common Stock can be purchased directly from Summit Properties at a discount from the market price (as defined in the Plan document) without brokerage commissions or service charges. Purchases are generally limited to the reinvestment of Summit Properties dividends and optional cash purchases of $100 to $10,000 (or any greater amount approved by Summit Properties) per month. All proceeds from the Plan are contributed to the Operating Partnership for Units. In December 1997, the Operating Partnership received $6.5 million under the Plan for Units issued January 2, 1998.

  Schedule of Debt

The following table sets forth certain information regarding debt financing as of December 31, 1997 and 1996 (dollars in thousands):

                                                                             PRINCIPAL OUTSTANDING
                                                INTEREST                          DECEMBER 31,
                                               RATE AS OF        MATURITY    ----------------------
                                            DECEMBER 31, 1997    DATE(1)       1997         1996
                                            -----------------    --------    ---------    ---------
FIXED RATE DEBT
-----------------
  MORTGAGE LOAN(2)(3).....................      5.88%             2/15/01    $120,379     $122,950
  MORTGAGE LOAN(2)(3).....................      7.71%            12/15/05      29,214       29,653
  MORTGAGE LOAN(4)........................      8.00%              9/1/05       8,557        8,638
  MORTGAGE NOTES
     Summit Hollow I......................      8.00%             11/1/18       2,243        2,286
     Summit Hollow II.....................      7.75%              1/1/29       2,566        2,587
     Summit Creekside.....................      8.00%              6/1/22       2,837        2,877
     Summit Old Town......................      8.00%              9/1/20       3,048        3,097
     Summit Eastchester...................      8.00%              5/1/21       3,814        3,872
     Summit Foxcroft......................      8.00%              4/1/20       2,728        2,788
     Summit Oak...........................      7.75%             12/1/23       2,553        2,585
     Summit Sherwood......................      7.88%              3/1/29       3,303        3,329
     Summit Radbourne.....................      9.80%              3/1/02       8,599        8,683
     Summit Sand Lake.....................      7.88%             2/15/06      14,985           --
  TAX EXEMPT MORTGAGE NOTES
     Summit Crossing......................      6.95%             11/1/25       4,162        4,213
     Summit East Ridge....................      7.25%             12/1/26       5,100        5,156
                                                                             --------     --------
          TOTAL MORTGAGE DEBT.............                                    214,088      202,714
                                                                             --------     --------
  UNSECURED NOTES
     6.80% Notes due 2002.................      6.80%             8/15/02      25,000           --
     6.63% Notes due 2003.................      6.63%            12/15/03      30,000           --
     6.95% Notes due 2004.................      6.95%             8/15/04      50,000           --
     7.20% Notes due 2007.................      7.20%             8/15/07      50,000           --
     Bank Note............................      7.85%              8/3/02      16,000       16,000
     Bank Note............................      7.61%              8/3/00      15,000       15,000
                                                                             --------     --------
          TOTAL UNSECURED NOTES...........                                    186,000       31,000
                                                                             --------     --------
          TOTAL FIXED RATE DEBT...........                                    400,088      233,714
VARIABLE RATE DEBT
---------------------
  UNSECURED CREDIT FACILITY...............   LIBOR + 110          9/30/99      21,733       22,357
  TAX EXEMPT BONDS(5)
     Summit Belmont.......................      5.65%              4/1/07      11,650       11,850
     Summit Hampton.......................      5.65%              6/1/07      12,490       12,700
     Summit Pike Creek....................      5.65%             8/15/20      13,022       13,262
     Summit Gateway.......................      5.65%              7/1/07       7,100        7,300
     Summit Stony Point...................      5.65%              4/1/29       8,590        8,750
                                                                             --------     --------
       TOTAL TAX EXEMPT BONDS.............                                     52,852       53,862
                                                                             --------     --------
       TOTAL VARIABLE RATE DEBT...........                                     74,585       76,219
                                                                             --------     --------
          TOTAL OUTSTANDING INDEBTEDNESS..                                   $474,673     $309,933
                                                                             ========     ========

(1) With the exception of the Mortgage Loans referred to in Note 3 below, all the secured debt can be prepaid at any time. Prepayment of such debt is generally subject to penalty or premium; however, the tax exempt mortgage notes can be prepaid at any time without penalty or premium.

(2) Mortgage Loan secured by the following Communities:

    Summit Glen                      Summit Blue Ash                  Summit Heron's Run
    Summit Springs                   Summit Square                    Summit Perico
    Summit Village                   Summit Waterford                 Summit Providence
    Summit Highland                  Summit Del Ray                   Summit Meadow
    Summit Norcroft                  Summit Palm Lake                 Summit Windsor I

(3) The Operating Partnership may elect to extend the maturity of these Mortgage Loans for a period of up to two years by providing six months' written notice. These Mortgage Loans generally may not be prepaid in whole or in part during their original term, but may be prepaid in whole or in part at any time during applicable extension periods, if any, with premium or penalty.

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

The LIBOR rate at December 31, 1997 was 5.69%.

The Operating Partnership's outstanding indebtedness had an average maturity of
8.0 years as of December 31, 1997. The aggregate maturities of all outstanding debt as of December 31, 1997 for each of the years ended after December 31, 1997 are as follows (in thousands):

1998........................................................   $  5,208
1999........................................................     27,270
2000........................................................     20,855
2001........................................................    114,648
2002........................................................     52,249
Thereafter..................................................    254,443
                                                               --------
                                                               $474,673
                                                               ========

Of the significant maturities in the above table, $21.7 million relates to the expiration of the Unsecured Credit Facility in 1999; $15.0 million and $16.0 million relate to the unsecured bank notes that mature in 2000 and 2002, respectively; $111.4 million relates to a mortgage loan balloon payment in 2001; and $25 million relates to unsecured notes due in 2002.

ACQUISITIONS AND DISPOSITION

On January 6, 1997, the Operating Partnership purchased Summit Portofino (formerly Portofino Place), a 322 apartment community located in Broward County, Florida. Summit Portofino, built in 1995, was purchased for $28.0 million in cash. Concurrently with the purchase, Summit Properties sold 315,029 shares of Common Stock to the public for cash. Summit Properties contributed the proceeds of the sale of Common Stock to the Operating Partnership in exchange for Units. The proceeds were then used to fund a portion of the purchase price.

On January 15, 1997, the Operating Partnership purchased Summit Mayfaire (formerly The Mayfaire), a 144 apartment community located in Raleigh, North Carolina. Summit Mayfaire, built in 1995, was purchased for $9.65 million in cash.

On February 20, 1997, the Operating Partnership purchased Summit Sand Lake (formerly The Vining at Sand Lake), a 416 apartment community located in Orlando, Florida. Summit Sand Lake, built in 1995, was purchased for $26.8 million. The Operating Partnership issued 194,495 Units to the seller, issued 243,608

Units to Summit Properties in exchange for Summit Properties issuing 243,608 shares of Common Stock to the seller, assumed $15.2 million in debt and paid the remaining $2.7 million balance in cash.

On July 18, 1997, the Operating Partnership purchased Summit Windsor II (formerly Avalon Farms), a 306 apartment community located in Frederick, Maryland. Summit Windsor II, which was developed by a predecessor entity of the Operating Partnership in 1988, was purchased for $17.1 million in cash. The Summit Windsor II purchase was partially funded by the proceeds from the sale of the Summit Charleston Community in May 1997. Summit Charleston was sold for $9.5 million and a gain on the sale of approximately $4.4 million was recognized.

On December 31, 1997, the Operating Partnership purchased Summit Fair Oaks (formerly Fair Oaks Gables), a 246 apartment community located in Fairfax, Virginia. Summit Fair Oaks, built in 1990, was purchased for $21.2 million in cash.

Effective March 1, 1998, the Operating Partnership purchased Summit St. Clair, a 336 apartment community located in Atlanta, Georgia. Summit St. Clair completed construction in 1997 and reached rental stabilization prior to purchase. The total purchase price was approximately $26.3 million.

DEVELOPMENT ACTIVITY

The Operating Partnership's developments in process at December 31, 1997 are summarized as follows (dollars in thousands):

                                                             TOTAL               ESTIMATED   ANTICIPATED
                                               APARTMENT   ESTIMATED   COST TO    COST TO    CONSTRUCTION
COMMUNITY                                        HOMES       COSTS      DATE     COMPLETE     COMPLETION
---------------------------------------------  ---------   ---------   -------   ---------   ------------
Summit Stonefield -- Yardley, PA.............      216     $ 19,640    $18,324    $ 1,316      Q1 1998
Summit Lake I -- Raleigh, NC.................      302       19,700     17,380      2,320      Q2 1998
Summit Ballantyne II -- Charlotte, NC........      154       10,100      2,792      7,308      Q3 1998
Summit Sedgebrook II -- Charlotte, NC........      120        7,500        963      6,537      Q3 1998
Summit Doral -- Miami, Florida...............      192       17,000      3,186     13,814      Q1 1999
Summit Fair Lakes I -- Fairfax, VA...........      370       32,900     12,458     20,442      Q1 1999
Summit Governor's Village -- Chapel Hill,
  NC.........................................      242       16,400      3,696     12,704      Q1 1999
Summit New Albany I -- Columbus, OH..........      301       22,600     10,223     12,377      Q1 1999
Summit Westwood -- Raleigh, NC...............      354       24,400      3,016     21,384      Q2 1999
Other development and construction costs.....       --           --     10,294         --
                                                 -----     --------    -------    -------
                                                 2,251     $170,240    $82,332    $98,202
                                                 =====     ========    =======    =======

Estimated cost to complete the development Communities represents substantially all of the Operating Partnership's material commitments for capital expenditures at December 31, 1997.

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

Other development risks include the possibility of incurring additional cost or liability resulting from defects in construction materials and the possibility that financing may not be available on favorable terms, or at all, to pursue or complete development activities. Similarly, market conditions at the time these Communities become available for leasing will affect the rental rates that may be charged and the period of time necessary to achieve stabilization, which could make one or more of the development communities unprofitable or result in achieving stabilization later than currently anticipated. In addition, the Operating Partnership is conducting feasibility and other pre-development work for eleven communities. The Operating Partnership could abandon the development of any one or more of these potential Communities in the event that it determines that market conditions do not support development, financing is not available on favorable terms or other circumstances prevent development. Similarly, there can be no assurance that if the Operating Partnership does pursue one or more of these potential Communities that it will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.

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

The Operating Partnership has a capital expenditure replacement program whereby various physical components are replaced as to maintain the Communities in normal operating condition. Certain physical components may be replaced other than at regular inspection intervals when extraordinary wear has occurred. The Operating Partnership also makes capital expenditures for new physical components if these expenditures will produce sufficient revenue enhancements as to achieve acceptable returns on invested capital. There are currently no material commitments relative to renovation or improvements at existing facilities.

Capitalized expenditures for the years ended December 31, 1997, 1996 and 1995 are summarized as follows (dollars in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
Acquisition of Communities(1)...............................  $104,469   $ 21,913   $ 82,935
Construction of Communities(2)..............................    95,909     88,064     58,104
Capitalized interest........................................     5,873      4,266      3,110
Non-recurring capital expenditures..........................     4,653      2,973        864
Recurring capital expenditures:
  Exterior painting.........................................     1,556      1,131        810
  Other.....................................................     3,030      2,160      1,370
                                                              --------   --------   --------
  Total recurring capital expenditures......................     4,586      3,291      2,180
                                                              --------   --------   --------
                                                              $215,490   $120,507   $147,193
                                                              ========   ========   ========

(1) Includes the assumption of $15.2 million, $14.3 million and $52.6 million of debt in 1997, 1996 and 1995, respectively. Includes the issuance of Units with a value of $8.9 million in 1997. In addition, includes conversion of equity investment into fixed assets of $1.2 million in conjunction with the purchase of Summit Plantation in 1996 and the issuance of 1.5 million Units of the Operating Partnership with a value of $26.2 million in 1995.

(2) Includes the issuance of $2.1 million and $896,000 of Units for the acquisition of land in 1996 and 1995, respectively.

Construction of Communities was funded primarily by development loans, equity offering proceeds and borrowings under the credit facilities. Other additions and improvements were funded primarily by Community operations and the credit facilities.

INFLATION

Substantially all of the leases at the Communities are for a term of one year or less, which, coupled with the relatively high occupancy rates, may enable the Operating Partnership to seek increased rents upon renewal of existing leases or commencement of new leases. The short-term nature of these leases generally serves to reduce the risk to the Company of the adverse effect of inflation.

YEAR 2000

The Year 2000 compliance issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations.

The Operating Partnership's primary uses of software systems are its corporate accounting and property on site software. The Operating Partnership's corporate accounting system is widely used in the real estate industry. A version upgrade, scheduled to be installed in the second quarter of 1998, is designed to be Year 2000 compliant. The Operating Partnership is replacing its current property on site software with a new software system designed to be Year 2000 compliant. This new software is also widely used in the real estate industry. The implementation of the new on site software system started in the first quarter of 1998 and is expected to be completed by the fourth quarter of 1998. Both the corporate accounting system upgrade and the new property on site system were planned changes that would have been done regardless of Year 2000 compliance issues. The Operating Partnership believes that the risk of Year 2000 compliance issues having a material impact on its operations is not significant. The primary cost of Year 2000 compliance will be the cost of the new property on site software installation which is estimated to be approximately $300,000. However, if the Operating Partnership's efforts to upgrade its corporate accounting software and to replace its current property on site software are not completed on time, or if the costs associated therewith exceed the Operating Partnership's current estimates, the Year 2000 issue could have a material impact on the Operating Partnership's ability to meet its financial and reporting requirements and/or on its financial results. Further, no estimates can be made as to any potential adverse impact resulting from the failure of residents or third-party service providers and vendors to prepare for the Year 2000. The cost and timing of third-party Year 2000 compliance is not within the Operating Partnership's control and no assurances can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

FUNDS FROM OPERATIONS

The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Operating Partnership computes Funds from Operations in accordance with the standards established by the White Paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Funds Available for Distribution is defined as Funds from Operations less capital expenditures funded by operations. The Operating Partnership's methodology for calculating Funds Available for Distribution may differ from the methodology for calculating Funds Available for Distribution utilized by other REITs, and accordingly, may not be comparable to other REITs. Funds from Operations and Funds Available for Distribution do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, property acquisitions, development, distributions or other commitments and uncertainties. Funds from Operations and Funds Available for Distribution should not be considered as alternatives to net income (determined in accordance with GAAP) as an indication of the Operating Partnership's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Operating Partnership's liquidity, nor are they indicative of funds available to fund the Operating Partnership's cash needs, including its ability to make distributions. The Operating Partnership believes Funds from Operations and Funds Available for Distribution are helpful to investors as measures of the performance of the Operating Partnership because, along with cash flows from operating activities, financing activities and investing activities, they provide investors with an understanding of the ability of the Operating Partnership to incur and service debt and make capital expenditures.

Funds from Operations and Funds Available for Distribution are calculated as follows (dollars in thousands):

                                                           1997          1996          1995
                                                        -----------   -----------   -----------
Net income............................................  $    31,934   $    20,561   $    14,512
Extraordinary items...................................           --           626           539
Net gain on sale of assets............................       (4,366)           --            --
                                                        -----------   -----------   -----------
  Adjusted net income.................................       27,568        21,187        15,051
Depreciation:
  Real estate assets..................................       22,633        18,171        15,021
  Summit Plantation...................................           --            33            76
                                                        -----------   -----------   -----------
Funds from Operations.................................       50,201        39,391        30,148
  Recurring capital expenditures (1) (3)..............       (4,586)       (3,291)       (2,180)
                                                        -----------   -----------   -----------
Funds Available for Distribution......................  $    45,615   $    36,100   $    27,968
                                                        ===========   ===========   ===========
Non-recurring capital expenditures (2) (3)............  $     4,653   $     2,973   $       864
                                                        ===========   ===========   ===========
Cash Flow Provided By (Used In):
  Operating Activities................................  $    55,947   $    41,176   $    30,994
  Investing Activities................................     (175,907)     (103,971)      (63,734)
  Financing Activities................................      119,858        63,579        34,440
Weighted average units outstanding -- basic...........   27,257,637    22,914,068    18,112,009
                                                        ===========   ===========   ===========
Weighted average units outstanding -- diluted.........   27,294,058    22,940,998    18,116,664
                                                        ===========   ===========   ===========

(1) Recurring capital expenditures include exterior paint in the amount of $1.6 million, $1.1 million and $810,000 in 1997, 1996 and 1995, respectively.

(2) Non-recurring capital expenditures include major renovations, primarily at eight Communities, in the amount of $4.0 million in 1997 and $1.7 million in 1996; additional garages in the amount of $250,000, $578,000 and $153,000 in 1997, 1996 and 1995, respectively; and access gates, water meters and washer/dryers of $395,000 in 1997 and $413,000 in 1996. In addition, 1995 included $706,000 of improvements at acquisition Communities.

(3) Recurring capital expenditures are expected to be funded from operations and consist primarily of exterior painting, new appliances, vinyl, blinds, tile and wallpaper. In contrast, non-recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities and therefore are not included in the calculation of Funds Available for Distribution.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are contained on the pages indicated on the Index to Financial Statements and Supplementary Data on page 51 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Operating Partnership is managed by Summit Properties, in its capacity as the general partner of the Operating Partnership. Consequently, the Operating Partnership has no directors or executive officers. This Item 10 reflects information with respect to the directors and executive officers of Summit Properties.

  Directors

WILLIAM F. PAULSEN. Mr. Paulsen is the President and Chief Executive Officer and a director of Summit Properties, Vice President of Summit Management Company and Vice President of Summit Apartment Builders Inc. He has held these positions since 1994. Prior to the formation of Summit Properties, Mr. Paulsen was a senior partner and the Chief Executive Officer of the predecessor to Summit Properties and a general partner of each of the partnerships which transferred Communities to the Operating Partnership when it was formed. Mr. Paulsen joined the predecessor to Summit Properties in 1981. He was selected as North Carolina Entrepreneur of the Year in 1990. In addition to his responsibilities with Summit Properties, Mr. Paulsen is a full Member and Residential Council Member of the Urban Land Institute. He is a Member of the Board of Directors of The Beach Company, a real estate investment company specializing primarily in commercial and resort development in the southeastern United States and is a trustee of The Asheville School. Mr. Paulsen also served as a Vice President of the Charlotte Apartment Association. He is 51 years old.

WILLIAM B. MCGUIRE, JR. Mr. McGuire has served as the Chairman of the Board of Summit Properties since 1994. Prior to the formation of Summit Properties, Mr. McGuire served as a senior partner of the predecessor to Summit Properties and as a general partner of each of the partnerships which transferred Communities to the Operating Partnership when it was formed. Mr. McGuire founded the predecessor to Summit Properties in 1972. Mr. McGuire also founded McGuire Properties, Inc., a real estate brokerage firm, in 1972. He has been active in the following professional and community organizations: Residential, Multifamily and Urban Development Mixed Use Councils of the Urban Land Institute; Charlotte Advisory Board of NationsBank of North Carolina, N.A.; and The Charlotte City Club, serving on its Board of Governors as President. He was a Trustee of the North Carolina Nature Conservancy; a Founder and Director of Habitat for Humanity of Charlotte; and the Founder and President of The Neighborhood Medical Clinic. Mr. McGuire is 53 years old.

NELSON SCHWAB III. Mr. Schwab has been a director of Summit Properties since 1994. He has been a Managing Director of Carousel Capital, a merchant banking firm based in Charlotte, North Carolina specializing in middle market acquisitions since 1996. Mr. Schwab served as Chairman and Chief Executive Officer of Paramount Parks from 1992 to 1995. Mr. Schwab is a Member of the Board of Directors of First Union National Bank, Silver Dollar City, Inc., Griffin Corporation, Illum Elex Corp., MJD Communications Inc., Critical Care Concepts and Burlington Industries. Mr. Schwab previously served as the Chairman of the Carolinas Partnership and the Charlotte Chamber of Commerce. Mr. Schwab is 53 years old.

JOHN CROSLAND, JR. Mr. Crosland has been a director of Summit Properties since 1995. He has been Chairman and Chief Executive Officer of The Crosland Group, Inc., a fully diversified real estate development company, since 1971. Mr. Crosland is a member of the Board of Directors of First Union National Bank, Turnberry Homes and Crosland Patton Smith. He has been active in the home-building industry holding office at local, state and national levels. From 1977 to 1989 he served as Chairman of the North Carolina Housing Finance Agency. Among his diverse civic involvement, Mr. Crosland was a founder and first Chairman of Charlotte's Habitat for Humanity; currently serves on the Habitat for Humanity International Affiliates Advisory Committee; was 1996 Chairman of the Davidson College Board of Visitors and is a member of the Davidson Board of Trustees. Mr. Crosland was honored by the home building industry by being named 1985 Builder of the Year by Professional Builder Magazine and has been inducted into both the National and North Carolina Housing Halls of Fame. Mr. Crosland is 69 years old.

JAMES H. HANCE, JR. Mr. Hance has been a director of Summit Properties since 1994. Mr. Hance is a Vice Chairman and the Chief Financial Officer of NationsBank Corporation, where he is responsible for NationsBanc Services Company, which performs NationsBank Corporation's operations functions, the Management Services Group, and NationsBank Corporation's finance group. He also has responsibility for NationsBank's non-bank consumer and commercial credit companies, NationsCredit Consumer Corporation and NationsCredit Commercial Corporation, and serves as Managing Director of several of NationsBank's banks and subsidiaries. Mr. Hance joined NationsBank Corporation in 1987. Mr. Hance is a Member of the Board of Visitors of the Duke University Fuqua School of Business and he is a Trustee of Washington University and a member of the Washington University National Council for the John M. Olin School of Business. He is on the Board of Directors of Caraustar Industries, Inc., Family Dollar Stores, Inc. and Lance, Inc. Additionally, Mr. Hance is a certified public accountant, a 1988 International Business Fellow, former Chairman of the Charlotte Chamber of Commerce and is the vice chairman of the Board of Trustees of the Charlotte Country Day School. Mr. Hance is 53 years old.

HENRY H. FISHKIND. Dr. Fishkind has been a director of Summit Properties since 1994. He is the President of Fishkind & Associates, Inc., a private economic and financial consulting firm based in Orlando, Florida that he founded in 1987. Dr. Fishkind is a member of the Board of Directors of Engle Homes. Dr. Fishkind served on the Florida Governor's Economic Advisory Board from 1979 to 1981. He is 48 years old.

  Executive Officers Who Are Not Directors

RAYMOND V. JONES. Mr. Jones has served as Executive Vice President/Development and Construction of Summit Properties since 1994; however, he has notified Summit Properties that he will be terminating his employment with Summit Properties on or about May 1, 1998. Prior to the formation of Summit Properties, Mr. Jones served as regional partner for the Charlotte division of the predecessor to Summit Properties, as well as a general partner of several of the partnerships which transferred Communities to the Operating Partnership when it was formed. Mr. Jones joined the predecessor of Summit Properties in 1984. Mr. Jones is a member of the Board of Directors and Chairman of the Charlotte Mecklenburg Housing Partnership, a non-profit venture organized to provide low income housing. Additionally, he is a member of the Board of Directors of Golf Trust of America, Inc. a recently formed real estate investment trust listed on the American Stock Exchange. He also served as President of the Charlotte Apartment Association and the Apartment Association of North Carolina. Mr. Jones is 50 years old.

MICHAEL L. SCHWARZ. Mr. Schwarz is an Executive Vice President and Chief Financial Officer of Summit Properties. Prior to joining Summit Properties in 1994, Mr. Schwarz was a co-founder and spent five years as the Senior Vice President and Chief Financial Officer of Industrial Developments International, Inc., a developer of industrial real estate. He is a certified public accountant. Mr. Schwarz served as the Chairman of the Board of The Study Hall of Emmaus House, a non-profit educational facility serving inner-city youths. Mr. Schwarz is 37 years old.

WILLIAM B. HAMILTON. Mr. Hamilton is an Executive Vice President/Property Management of Summit Properties and President of Summit Management Company, Summit Properties' management subsidiary. Prior to joining Summit Properties in December of 1996, Mr. Hamilton spent one year as a Senior Vice President with Insignia Management Group in Atlanta, Georgia where he was responsible for property and asset management for 50,000 multifamily apartments. For the four years immediately prior thereto, Mr. Hamilton was the President of NPI Property Management Corporation, where his management portfolio consisted of 31,000 multifamily apartments. Mr. Hamilton's experience in the property and asset management field for multifamily apartments has spanned more than 20 years. Mr. Hamilton has been designated a certified property manager by the Institute of Real Estate Management and a Certified Apartment Supervisor by the National Apartment Association. Mr. Hamilton is 49 years old.

DAVID F. TUFARO. Mr. Tufaro has served as Executive Vice President of Summit Properties since 1994. From 1994 to 1996, Mr. Tufaro served as Chief Operating Officer/Mid-Atlantic Region. Since then, Mr. Tufaro has assumed the position of Chief Investment Officer. Prior to the formation of Summit Properties, Mr. Tufaro served as regional partner for the Baltimore division of the predecessor to Summit Properties, as well as a general partner of several of the partnerships which transferred Communities to the Operating Partnership when it was formed. Mr. Tufaro joined the predecessor of Summit Properties in 1984. Mr. Tufaro currently serves as President of the Board of Directors of the Baltimore Corporation for Housing Partnerships, a non-profit housing sponsor for low income families, and is President of the Board of Directors of the Roland Park Community Foundation. Mr. Tufaro is 51 years old.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Summit Properties' executive officers and directors, and persons who are beneficial owners of more than 10% of a registered class of the Summit Properties' and/or the Operating Partnership's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish Summit Properties with copies of all Section 16(a) forms they file.

To Summit Properties' knowledge, based solely on a review of the copies of such reports furnished to Summit Properties, the executive officers, directors and greater than 10% beneficial owners, all Section 16(a) filing requirements were satisfied, except that: (i) Mr. Schwarz inadvertently filed a Form 5 one week late; (ii) Messrs. Crosland and Schwab each inadvertently filed a Form 5 one month late; (iii) Mr. Moore inadvertently failed to report on Form 5 an acquisition of Common Stock pursuant to Summit Properties' dividend reinvestment plan; (iv) Messrs. Fishkind and Hance each inadvertently failed to report on Form 5 a stock option grant; (v) Mr. Hamilton inadvertently filed a Form 3 to report his ownership of shares of Common Stock instead of filing a Form 5 to report two acquisitions of shares of Common Stock; (vi) Mr. Paulsen inadvertently failed to report on Form 5 acquisitions of Common Stock, pursuant to Summit Properties' dividend reinvestment plan for himself directly as well as indirectly for the Katherine C. Paulsen Trust and the Caroline E. Paulsen Trust;
(vii) Mr. Paulsen inadvertently failed to file two Forms 4, one with respect to an indirect acquisition of shares of Common Stock by each of the Katherine C. Paulsen Trust and the Caroline E. Paulsen Trust and a second with respect to an indirect disposition of shares of Common Stock by each of the Katherine C. Paulsen Trust and the Caroline E. Paulsen Trust; and (viii) Mr. Tufaro inadvertently failed to file a Form 4 with respect to an acquisition of shares of Common Stock. Each of the above transactions was subsequently reported.

ITEM 11.  EXECUTIVE COMPENSATION

The Operating Partnership is managed by Summit Properties, in its capacity as the general partner of the Operating Partnership. Consequently, the Operating Partnership has no directors or executive officers and pays no compensation. The information provided in this Item 11 reflects compensation paid to the Directors and executive officers of Summit Properties.

DIRECTOR COMPENSATION

Directors of Summit Properties who are also employees receive no additional compensation for their services as directors. Non-employee directors of Summit Properties (the "Independent Directors") received an annual director's fee of $12,000 in 1997. Each Independent Director also receives $1,000 for each regular meeting of the Board of Directors attended, $1,000 for each special meeting of the Board of Directors attended, $250 for each committee meeting attended if held concurrently with a Board of Directors regular or special meeting and $500 for each committee meeting attended if not held concurrently with a Board of Directors regular or special meeting. Under the Summit Properties' 1994 Stock Option Plan, following each annual meeting of stockholders, each Independent Director also receives a non-qualified option to purchase 2,000 shares of Common Stock at a price equal to the market price of the Common Stock on the date of grant.

EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth the cash and non-cash compensation awarded to the Chief Executive Officer and each of the other four most highly compensated executive officers of Summit Properties whose compensation exceeded $100,000 during the fiscal year ended December 31, 1997 (together with the Chief Executive Officer, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                                                               COMPENSATION
                                                                                  AWARDS
                                                ANNUAL            ---------------------------------------
                                             COMPENSATION         RESTRICTED    SECURITIES
                                       ------------------------     STOCK       UNDERLYING    ALL OTHER
                                              SALARY     BONUS      AWARDS       OPTIONS     COMPENSATION
NAME AND PRINCIPAL POSITION            YEAR   ($)(1)      ($)        ($)           (#)          ($)(2)
---------------------------            ----   -------   -------   ----------    ----------   ------------
William F. Paulsen...................  1997   244,500   122,250     24,442(3)          0        4,750
  President and Chief Executive        1996   232,875         0    228,150(4)          0        4,750
  Officer                              1995   232,875    72,491          0             0        4,620
Raymond V. Jones.....................  1997   173,000    86,000          0             0        4,750
  Executive Vice President/            1996   165,000    60,000    152,100(5)          0        4,750
  Development and Construction         1995   155,250   100,359          0             0        4,620
Michael L. Schwarz...................  1997   173,000    86,500    196,775(6)          0        4,750
  Executive Vice President and         1996   155,250    38,812          0             0        4,750
  Chief Financial Officer              1995   155,250    63,414          0        30,000            0
David F. Tufaro......................  1997   155,250    20,000          0             0        4,750
  Executive Vice President and         1996   155,250    43,112    152,100(7)          0        4,750
  Chief Investment Officer             1995   155,250    40,000          0             0        4,130
William B. Hamilton(8)...............  1997   173,000    43,250    179,375(9)          0            0
  Executive Vice President/Property    1996    13,308         0          0             0            0
  Management and President of
  Summit Management Company

(1) Includes amounts deferred under Summit Properties' 401(k) plan. Under the plan, employees generally are permitted to invest up to 17% of their salary on a pre-tax basis, subject to a statutory maximum.

(2) Amounts represent matching contributions made by Summit Properties to the Named Executive Officer's account under Summit Properties' 401(k) plan.

(3) Pursuant to a policy of Summit Properties which requires any cash bonus earned in excess of 50% of base salary to be paid in the form of Common Stock, Mr. Paulsen received an award of 1,157 shares of restricted stock on January 1, 1998 under Summit Properties' 1994 Stock Option and Incentive Plan that vests in two equal annual installments beginning in January 1999. The value of the unvested shares of such restricted stock as of December 31, 1997 was $24,442. Dividends will be paid on the shares of restricted stock.

(4) Mr. Paulsen received an award of 11,700 shares of restricted stock on January 12, 1996 under Summit Properties' 1994 Stock Option and Incentive Plan that vests in five equal annual installments beginning in January 1996. The value of vested and unvested shares of such restricted stock as of December 31, 1997 was $247,163. Dividends will be paid on the shares of restricted stock.

(5) Mr. Jones received an award of 7,800 shares of restricted stock on January 12, 1996 under Summit Properties' 1994 Stock Option and Incentive Plan that vests in five equal annual installments beginning in January 1996. The value of vested and unvested shares of such restricted stock as of December 31, 1997 was $164,775. Dividends will be paid on the shares of restricted stock.

(6) Mr. Schwarz received an award of 7,908 shares of restricted stock on January 2, 1997 under Summit Properties' 1994 Stock Option and Incentive Plan that vests in four equal annual installments beginning in January 1998. The value of vested and unvested shares of such restricted stock as of December 31, 1997 was $167,057. Pursuant to a policy of Summit Properties which requires any cash bonus earned in excess of 50% of base salary to be paid in the form of Common Stock, Mr. Schwarz received an award of 1,126 shares of restricted stock on January 1, 1998 under Summit Properties' 1994 Stock Option and Incentive Plan that vests in two equal annual installments beginning in January 1999. The value of the unvested shares of such restricted stock as of December 31, 1997 was $23,787. Dividends will be paid on the shares of restricted stock.

(7) Mr. Tufaro received an award of 7,800 shares of restricted stock on January 12, 1996 under Summit Properties' 1994 Stock Option and Incentive Plan that vests in five equal annual installments beginning in January 1996. The value of vested and unvested shares of such restricted stock as of December 31, 1997 was $164,775. Dividends will be paid on the shares of restricted stock.

(8) Mr. Hamilton began employment on December 5, 1996.

(9) Mr. Hamilton received an award of 8,200 shares of restricted stock on January 2, 1997 under Summit Properties' 1994 Stock Option and Incentive Plan that vests in four equal annual installments beginning in January 1998. The value of vested and unvested shares of such restricted stock as of December 31, 1997 was $173,225. Dividends will be paid on the shares of restricted stock.

Option Grants in Fiscal Year 1997. No options have been or will be granted to executive officers of Summit Properties with respect to the fiscal year ended December 31, 1997.

Option Exercises and Year-End Holdings. The following table sets forth the aggregated number of options to purchase shares of Common Stock exercised in 1996 and the value of options to purchase shares of Common Stock held on December 31, 1997 by the Named Executive Officers.

              AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1997 AND
                       FISCAL YEAR-END 1997 OPTION VALUES

                                                                          NUMBER
                                                                       OF SECURITIES      VALUE OF
                                                                        UNDERLYING      UNEXERCISED
                                                                        UNEXERCISED     IN-THE-MONEY
                                                                          OPTIONS         OPTIONS
                                            SHARES                       AT FISCAL       AT FISCAL
                                          ACQUIRED ON                   YEAR-END(#)    YEAR-END($)(1)
                                           EXERCISE        VALUE       EXERCISABLE/     EXERCISABLE/
NAME                                          (#)       REALIZED($)    UNEXERCISABLE   UNEXERCISABLE
----                                      -----------   -----------    -------------   --------------
William F. Paulsen......................       0             0              40,000/0        125,000/0
Raymond V. Jones........................       0             0              27,000/0         84,375/0
David F. Tufaro.........................       0             0              27,000/0         84,375/0
Michael L. Schwarz......................       0             0         45,000/12,000   129,285/23,970
William B. Hamilton.....................       0             0                   0/0              0/0

(1) Based on a closing price of $21.125 per share of Common Stock on December 31, 1997, the last 1997 trading day for Summit Properties' Common Stock.

EMPLOYMENT AND NONCOMPETITION AGREEMENTS

Summit Properties has entered into employment agreements (the "Employment Agreements") with each of Messrs. Paulsen, Jones, Tufaro, Schwarz and Hamilton. The agreements with Messrs. Paulsen, Jones, and Tufaro will expire on February 15, 1999 unless otherwise extended, although these officers can resign at any time after giving 180 days' prior written notice, without breaching such agreements. The agreement with Mr. Schwarz had an original term through February 16, 1996, and has been automatically extended until such time as terminated pursuant to the terms of such agreement. Mr. Hamilton's agreement will expire on December 5, 1998 unless otherwise extended pursuant to the terms of the agreement. The Employment Agreements provide that the officers will be paid the base salaries set forth next to their names in the Summary Compensation Table above, which amounts may be increased or decreased (subject to certain limitations) at the discretion of the Compensation Committee of the Board of Directors of Summit Properties (the "Compensation Committee"), plus any other amounts the Compensation Committee, in its discretion, determines to award. The Employment Agreements also provide for certain severance benefits. If the employment of Messrs. Paulsen, Jones or Tufaro is terminated by either Summit Properties without "cause" or by the employee for "cause" (as defined in the Employment Agreements) during the original term of the

Employment Agreement, the terminated employee will be entitled to receive as severance an amount equal to his base salary, as in effect on the date of termination, through the remainder of his original term of employment under his Employment Agreement, payable over time. If the employment of Mr. Hamilton is terminated by Summit Properties without "cause" or by Mr. Hamilton for "cause" (as defined in the Employment Agreements), Mr. Hamilton will be entitled to receive as severance an amount equal to his base salary as in effect on the date of termination for a period of twelve months, payable over time, if such termination occurs during the original term of his Employment Agreement, or for a period of six months, payable over time, if such termination occurs subsequent to the original term of his Employment Agreement. Upon the termination of the employment of Messrs. Paulsen, Jones or Tufaro by reason of death or disability, his estate or he, as the case may be, will be entitled to receive a payment equal to his base salary, as in effect on the date of termination, through the remainder of his original term of employment under his Employment Agreement, except that in the case of termination by reason of disability the amount of such benefit shall be offset by the proceeds of any disability plan awards provided by Summit Properties. Upon the termination of the employment of Mr. Hamilton by reason of death or disability, his estate or he, as the case may be, will be entitled to receive a payment equal to his base salary, as in effect on the date of termination, for a period of twelve months, except that in the case of termination by reason of disability the amount of such benefit shall be offset by the proceeds of any disability plan awards provided by Summit Properties. The Employment Agreements provide that if any of Messrs. Paulsen, Jones, Tufaro or Hamilton are terminated by Summit Properties for "cause" or if they voluntarily terminate their employment (as defined in the Employment Agreements), no severance amount will be payable. If the employment of any of Messrs. Paulsen, Jones, Schwarz, Hamilton or Tufaro is terminated for any reason after the original term of his employment, no severance amount will be payable other than as provided in the Severance Agreement (as defined below) of Messrs. Paulsen, Jones, Schwarz and Hamilton.

Each of these officers also entered into noncompetition agreements (the "Noncompetition Agreements") with Summit Properties. These agreements (except for the agreements with Mr. Schwarz and Mr. Hamilton), subject to certain limited exceptions, prohibit such individuals from engaging, directly or indirectly, during the noncompetition period (the "Noncompetition Period") in any business which engages or attempts to engage in, directly or indirectly, the acquisition, development, construction, operation, management or leasing of any multifamily apartment residential real estate property within a 30 mile radius of any property that Summit Properties owns, operates or manages or that Summit Properties has undertaken to acquire, develop, construct, operate, manage or lease. The Noncompetition Period is the period beginning on the date of termination of employment and ending on the latest of (i) one year from the termination of their employment with Summit Properties or (ii) the date on which the severance amounts described above cease. Prior to their termination of employment, subject to certain limited exceptions, the Noncompetition Agreements prohibit all of the executive officers from engaging in any businesses other than those of Summit Properties without the prior written consent of the Board of Directors (or in the case of Mr. Schwarz and Mr. Hamilton, without the prior written consent of the President of Summit Properties Inc.). The Noncompetition Agreements with each of the officers also prohibit such officers for certain periods after their termination from Summit Properties from hiring certain key employees of Summit Properties or participating in any efforts to persuade such employees to leave Summit Properties and from engaging in any manner, directly or indirectly, in any business which engages or attempts to engage in the acquisition, development, construction, operation, management or leasing of any of Summit Properties' then existing communities or development or acquisition opportunities. Under the Noncompetition Agreements, such officers are prohibited from disclosing trade secrets and, for certain periods, other confidential information of Summit Properties. Mr. Jones has notified Summit Properties that he will be terminating his employment with Summit Properties on or about May 1, 1998. Under the circumstances pursuant to which he has elected to terminate his employment, Mr. Jones will not be entitled to any payments or benefits under his Employment Agreement; however, Mr. Jones will be subject to the terms of a Noncompetition Agreement.

SEVERANCE AGREEMENTS

On January 2, 1997, Summit Properties entered into Severance Agreements with each of Messrs. Paulsen, Jones, Schwarz, Hamilton and McGuire (the "Severance Agreements"). The Severance Agreements provide for the payment of severance benefits of up to three times such officer's annual base salary and cash bonus in the event of the termination of the officer's employment under certain circumstances following certain "change in control" or "combination transactions" involving a consolidation or merger. The benefits payable under the terms of the Severance Agreements are subject to reduction by the amount of any severance benefits payable under applicable Employment Agreements.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

Responsibilities of the Compensation Committee. Summit Properties' Executive Compensation Program is administered under the direction of the Compensation Committee, which is composed of all four Independent Directors. The specific responsibilities of the Compensation Committee are to:

          1. Administer Summit Properties' Executive Compensation Program.

          2. Review and approve compensation awarded to Summit Properties' executive officers pursuant to the Executive Compensation Program.

          3. Monitor the performance of Summit Properties in comparison to performance by executive officers in conjunction with executive officer compensation.

          4. Monitor compensation awarded to executive officers of Summit Properties in comparison to compensation received by executive officers of Summit Properties' Comparative Compensation Peer Group, as defined below.

Compensation determinations pursuant to the Executive Compensation Program are generally made at or shortly after the end of the fiscal year. At the end of the fiscal year, incentive cash bonuses are calculated pursuant to FFO growth criteria which was contained in the respective Summit Properties Incentive Compensation Plan approved by the Compensation Committee prior to or at the beginning of the fiscal year. Payment of a cash bonus is subject to audited confirmation of Summit Properties' financial performance, which occurs immediately after the end of the fiscal year. Also at the end of the fiscal year, base salaries and grants of long-term equity based compensation under Summit Properties' 1994 Stock Option Plan are set for the following fiscal year.

In fulfilling its responsibilities, the Compensation Committee takes into account recommendations from management as well as the specific factors enumerated herein for specific elements of compensation. The Compensation Committee periodically reviews comparative compensation data which includes data on Summit Properties' Comparative Compensation Peer Group as well as data from other companies with attributes comparable to Summit Properties.

The Philosophy of the Compensation Committee. The philosophy of the Compensation Committee as reflected in the specific compensation plans included in the Executive Compensation Program is to:

          1. Attract, retain and reward experienced, highly motivated executive officers who are capable of effectively leading and continuing the growth of Summit Properties.

          2. Place more emphasis on short and long-term incentive compensation which is dependent upon both Summit Properties and individual performance rather than base salary.

          3. Reward and encourage executive officer activity that results in enhanced value for stockholders.

          4. Link both short-term and long-term incentive compensation as much as possible to the achievement of specific individual and Summit Properties goals.

Elements of Compensation. It is the belief of the Compensation Committee that the above philosophy can best be implemented through three separate components of executive compensation with each component designed to reward different performance goals, yet with all three components working together to satisfy the ultimate goal of enhancing stockholder value. The three elements of executive compensation are:

          1. Salary, which compensates the executive for performing the basic job description through the performance of routine designated tasks.

          2. Cash bonus, which rewards the executive for commendable performance of specially designated tasks or outstanding performance of routine designated tasks during the fiscal year.

          3. Stock options and/or stock grants, which provide long-term rewards to the executive in a manner directly related to the enhancement of stockholder value through an appreciated stock price.

In administering each element of compensation, the Compensation Committee considers the integration of that element not only with the other two elements of compensation, but also with additional benefits available to the executive such as Summit Properties' 1996 Non-Qualified Employee Stock Purchase Plan, Summit Properties provided insurance benefits, and Summit Properties sponsored retirement savings plans.

Base Salary. Base salaries for executive officers are set based on the following factors:

          1. Comparison to executive officer base salaries for the Comparative Compensation Peer Group (as defined below) to the extent such data is available.

          2. Individual performance of the routine designated tasks assigned.

          3. Overall experience of the executive officer.

          4. Historical relationship with Summit Properties.

As a result of the Compensation Committee's philosophy of focusing the compensation of Summit Properties' executive officers on performance-based rewards, the base salaries of the executive officers are lower than the Comparative Compensation Peer Group.

Base salary increases for executive officers are considered annually by the Compensation Committee. The granting of salary increases is dependent upon:

          1. The executive's performance in the following areas:

             a. Accomplishing the routine designated tasks of the position.

             b. Promoting Summit Properties' values.

             c. Development and training of subordinate Summit Properties' employees.

             d. Leadership abilities and team member abilities.

             e. The satisfaction of the executive officer's respective internal or external customers.

          2. Increased or revised job responsibilities.

          3. Comparison to the Comparative Compensation Peer Group.

     Based upon the above criteria, Messrs. Paulsen, Jones and Schwarz were each awarded an increase in their 1997 base salary (as set forth in the above Summary Compensation Table).

Cash bonuses. Summit Properties' 1997 Incentive Compensation Plan rewards Summit Properties' executives with annual cash bonuses based on favorable performance by both Summit Properties and the individual executive. This plan was formulated to foster a team performance among the executive officers in accomplishing goals for growth in FFO per share of Common Stock ("per share FFO") while at the same time aligning executive annual cash incentive goals with stockholder goals through the translation of per share FFO growth into an appreciated share price. For 1997, 100% of Mr. Paulsen's cash bonus was dependent upon growth in per share FFO over the previous fiscal year. Mr. Schwarz's cash bonus was dependent in large part on per share FFO growth over the prior fiscal year and a minority portion of his cash bonus was dependent upon commendable performance of specially assigned tasks and outstanding performance of routine duties. The majority of Mr. Hamilton's cash bonus for 1997 was dependent on the attainment of certain stabilized property operating income goals. The remainder of Mr. Hamilton's cash bonus was dependent upon commendable performance of specially assigned tasks and outstanding performance of routine duties. For 1997, the majority of Mr. Jones' cash bonus was dependent upon the success of new development projects and the achievement of targeted financial returns in excess of Summit Properties' cost of capital. The remainder of

Mr. Jones' cash bonus was comprised of (i) an objective component based on the achievement of certain property specific operating income and leasing goals and
(ii) a subjective component based on his performance in promoting team building within Summit Properties. For 1997, Mr. Tufaro's cash bonus was dependent upon his success in achieving specific results with respect to special projects assigned to him.

Management has informed the Compensation Committee that to further promote Summit Properties' philosophy of performance-based compensation for 1997, certain non-executive senior level officers also have cash bonus elements of compensation, wherein the majority of that cash bonus is dependent on per share FFO growth over the prior fiscal year.

Summit Properties' 1997 Incentive Compensation Plan was approved by the Compensation Committee in September of 1996, thereby establishing the specific per share FFO growth criteria and requisite financial returns on development communities upon which executive officers' cash bonuses were dependent. For fiscal year 1997, the threshold per share FFO growth criteria was achieved. As a result, Mr. Paulsen received a cash bonus and Mr. Schwarz received the majority of his cash bonus, which was dependent on growth in per share FFO as well as that portion of his cash bonus based upon commendable performance of specially assigned tasks and outstanding fulfillment of routine duties. In fiscal year 1997, the required operating income growth goals for stabilized properties was not achieved and therefore Mr. Hamilton did not receive that portion of his cash bonus dependent upon such goals. Mr. Hamilton did, however, receive that portion of his cash bonus dependent upon commendable performance of specially assigned tasks and outstanding performance of routine duties. In fiscal year 1997, the required financial returns for certain development projects were achieved and Mr. Jones did receive a bonus relative to that performance. Furthermore, operating income growth and lease-up thresholds for certain properties developed by Mr. Jones were achieved and therefore he did receive that component of his cash bonus. Mr. Tufaro did receive a cash bonus relative to his success on certain special projects.

Stock Options and Stock Grants. The Compensation Committee believes that awards of stock options or stock grants provide long-term incentive compensation to executive officers that is aligned most directly with the achievement of enhanced value for stockholders through an appreciating stock price. As such, the Compensation Committee believes that awards of stock options or stock grants should be made to executive officers in meaningful amounts on a regular basis. When granting stock, it is the intention of the Compensation Committee to utilize restricted stock grants subject to a three to five year vesting period, other than in instances where stock is granted in lieu of cash compensation, in which case the Compensation Committee may award unrestricted stock which is not subject to vesting.

The number of stock options or stock grants awarded to an executive officer is based on the following criteria:

          1. Overall responsibility of the executive officer.

          2. Overall ability to contribute to an increase in FFO.

          3. Level of base salary component of compensation.

          4. Level of incentive cash bonus, in that any fiscal year cash bonus amounts in excess of 50% of the respective executive officer's base salary will be paid to that executive in restricted stock of comparable value.

The Compensation Committee considers the awards of stock options or restricted stock grants on a current basis only. The existing stockholdings of an individual executive are not taken into consideration when awarding stock options or restricted stock grants.

In 1997, no stock options were granted. However, effective January 1, 1997, the cash bonuses of Messrs. Paulsen and Schwarz exceeded 50% of their respective base salaries, and each such executive received restricted stock awards of comparable value. The shares of such restricted stock will vest 50% on January 1, 1999, and the remaining 50% will vest on January 1, 2000. In addition, effective January 1, 1997, Messrs. Schwarz and Hamilton received restricted stock awards. The shares of such restricted stock vested 25% on January 1, 1998 and will vest 25% on January 1st of each of the next three years.

Definition of Funds from Operations (FFO). As noted above, certain elements of executive compensation are based on achieving specific goals in per share FFO growth. FFO is defined as income or loss before minority interest of unitholders of the Operating Partnership, extraordinary items and non-recurring formation expenses and certain non-cash items, primarily depreciation. Industry analysts consider FFO to be an appropriate measure of the performance of an equity REIT.

Compensation of the Chief Executive Officer. Mr. Paulsen's total compensation for fiscal year 1997 consisted of base salary and a cash bonus. Based on per share FFO growth performance for fiscal year 1997, Mr. Paulsen received a cash bonus. The Compensation Committee believes that compared to the market, Mr. Paulsen's base salary and potential maximum cash bonus based on per share FFO growth of Summit Properties, are each respectively and when combined, conservative in comparison to the Comparative Compensation Peer Group.

Comparative Compensation Peer Group. The Compensation Committee compares both the individual components as well as total compensation of executive officers to compensation practices in the comparative market by periodically reviewing data on the Comparative Compensation Peer Group provided by management or outside consultants. The Comparative Compensation Peer Group is primarily a sampling of REITs with similar characteristics to Summit Properties as well as some similar sized companies from other industries. Utilization of this comparative data provides assurance to both executive officers and Summit Properties' stockholders that executive officers are being compensated adequately yet reasonably in the context of the overall market. While comparative market data is valuable in providing assurance of reasonable compensation for executive officers, Summit Properties' stated policy of emphasizing performance-based compensation will result in base salaries for executive officers being below the comparative norm.

The Compensation Committee believes that the equity REITs that comprise the Comparative Compensation Peer Group are the most direct comparisons for Summit Properties and its Executive Compensation Program.

Deduction Limit of $1 million Pursuant to Section 162(m). The Securities and Exchange Commission (the "SEC") requires that this report comment upon Summit Properties' policy with respect to Section 162(m) of the Internal Revenue Code which limits the deductibility on Summit Properties' tax return of compensation over $1 million to any of the Named Executive Officers unless, in general, the compensation is paid pursuant to a plan which is performance related, non-discretionary and has been approved by Summit Properties' stockholders. The Compensation Committee's policy with respect to Section 162(m) is to make every reasonable effort to insure that compensation is deductible to the extent permitted, while simultaneously providing Summit Properties' executives with appropriate awards for their performance. Summit Properties did not pay any compensation during 1997 that would be subject to Section 162(m).

  Submitted by the Compensation Committee:

        Henry H. Fishkind
        James H. Hance, Jr.
        Nelson Schwab III
        John Crosland, Jr.

The foregoing report should not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Operating Partnership or Summit Properties specifically incorporates this information by reference and shall not otherwise be deemed filed under such Acts.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consists of Messrs. Fishkind, Hance, Schwab and Crosland. None of these individuals has served as an officer of Summit Properties. Messrs. Hance, Schwab and Crosland serve as officers and directors of lending institutions that have provided financing and related services to the Operating Partnership. James H. Hance, Jr. is a Vice Chairman and the Chief Financial Officer of NationsBank Corporation ("NationsBank") and Nelson Schwab III and John Crosland, Jr. are members of the Board of Directors of First Union National Bank ("First Union"). NationsBank and First Union have provided the

Operating Partnership with credit enhancements on certain of its Communities financed with tax-exempt bonds. First Union is also the joint provider of the Operating Partnership's $150 million unsecured credit facility.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth the beneficial ownership of Units for (i) Directors, the Named Executive Officers, (ii) the Directors and Named Executive Officers of Summit Properties as a group and (iii) each limited partner of the Operating Partnership that the Operating Partnership believes holds more than a 5% beneficial interest in the Operating Partnership. Unless otherwise indicated in the footnotes, all of such interests are owned directly, and the indicated person has sole voting and investment power. The information in the following table was provided by the unitholders listed and reflects their beneficial ownership known by the Operating Partnership and Summit Properties on December 31, 1997.

                                                                NUMBER
NAME AND                                                       OF UNITS      PERCENT
BUSINESS ADDRESS                                              BENEFICALLY    OF ALL
OF BENEFICIAL OWNERS*                                            OWNED        UNITS
---------------------                                         -----------    -------
DIRECTORS AND EXECUTIVE OFFICERS
William B. McGuire, Jr......................................     620,313       2.3%
William F. Paulsen..........................................     596,045       2.2%
Raymond V. Jones............................................     274,526       1.0%
David F. Tufaro.............................................          --        **
Michael L. Schwarz..........................................          --        **
William B. Hamilton.........................................          --        **
Henry H. Fishkind...........................................          --        **
James H. Hance, Jr..........................................          --        **
Nelson Schwab III...........................................          --        **
John Crosland, Jr...........................................   1,152,723***    4.2%
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (10
  PERSONS)..................................................   2,849,995     10.4%
5% HOLDERS
Summit Properties Inc.......................................  23,411,086     85.3%

  * The business address of each person is: c/o Summit Properties Inc., 212 South Tryon Street, Suite 500, Charlotte, NC, 28281.

 ** Less than one percent.

*** The indicated ownership includes (a) 307,311 Units owned by JMJ Associates
    Limited Partnership, a limited partnership in which Mr. Crosland owns an equity interest and indirectly serves as the general partner, (b) 387,646 Units owned by The Crosland Group, Inc., a corporation in which Mr. Crosland owns an equity interest (the "Crosland Group"), (c) 51,101 Units owned by Crosland-Erwin & Associates, No. VI, a general partnership in which the Crosland Group owns an equity interest, (d) 108,554 Units, 86,125 Units and 91,162 Units owned by Westbury Place Associates, Westbury Woods Associates and Westbury Park Associates, respectively, each a limited partnership with respect to which Mr. Crosland serves as co-general partner, (e) 2,381 Units owned by Crosland Investors, Inc., a corporation in which Mr. Crosland owns an equity interest and (f) 11,566 shares owned by the John Crosland, Sr. Trust, a trust with respect to which Mr. Crosland serves as co-trustee, as to all of which Mr. Crosland disclaims beneficial interest. Mr. Crosland owns 106,877 Units directly.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Operating Partnership is managed by Summit Properties, in its capacity as the general partner of the Operating Partnership.

As discussed above, Messrs. Hance and Schwab serve as officers and directors of lending institutions that have provided financing and related services to the Operating Partnership. James H. Hance, Jr. is a Vice Chairman and the Chief Financial Officer of NationsBank, and Nelson Schwab III is a member of the Board of Directors of First Union. Both NationsBank and First Union provided the Operating Partnership with credit enhancements on certain of its Communities financed with tax-exempt bonds. First Union is also the joint provider of the Operating Partnership's $150 million unsecured credit facility.

LOANS TO OFFICERS AND EMPLOYEES.

The Board of Directors of Summit Properties, including the Compensation Committee thereof, believes that ownership of Summit Properties' Common Stock by executive officers and certain other qualified employees of Summit Properties and its subsidiaries aligns the interest of such officers and employees with the interest of the stockholders of Summit Properties in appreciating stock price. To further such goal of aligning the interest of such officers and employees with the interest of the stockholder of Summit Properties, the Board of Directors on September 8, 1997 approved and Summit Properties instituted a loan program under which Summit Properties may lend amounts to or on behalf of certain of Summit Properties' executive officers and key employees (hereinafter, a "Loan") for one or more of the following purposes: (i) to finance the purchase of Common Stock by (A) certain executive officers on the open market at then-current market prices and (B) other eligible employees through Summit Properties' 1996 Non-Qualified Employee Stock Purchase Plan; (ii) to finance an employee's payment of the exercise price of one or more stock options to purchase shares of Common Stock granted to such employee under Summit Properties' 1994 Stock Option and Incentive Plan (the "1994 Plan"); or (iii) to finance the annual tax liability or other expenses of Messrs. Schwarz and Hamilton related to the vesting of shares of Common Stock which constitute a portion of a restricted stock award granted to such employee under the 1994 Plan. The maximum aggregate amount Summit Properties may loan to an executive officer is $500,000 and the maximum aggregate amount Summit Properties may loan to a qualified employee is $100,000. Currently, Messrs. Schwarz and Hamilton are the only executive officers to whom loans have been extended for the purpose of financing the purchase of Common Stock and the payment of the annual tax liability related to the vesting of shares of Common Stock which constitute a portion of a restricted stock award.

The relevant employee shall execute a Promissory Note and Security Agreement (the "Note") related to each Loan made by Summit Properties. Each Note will bear interest at the applicable federal rate, as established by the Internal Revenue Service in effect on the date of the Note (the "Interest Rate") and such rate shall be fixed and the Note shall become due and payable in full on the tenth anniversary of the Note (the "Maturity Date"). Shares of Common Stock which are the subject of a Loan serve as collateral (the "Collateral Stock") for the Note until such time as the Note has been paid in full. Until the Maturity Date, the employee to whom a Loan has been extended will only be required to repay such Loan through the application to the outstanding Loan balance of all dividends and distributions related to the Collateral Stock, first to interest, and the remainder, if any, to outstanding principal. Such employee may repay the whole or any part of the principal amount of the Loan from time to time without premium or penalty. Summit Properties' recourse against an employee under a Note for satisfaction of the Loan and all other amounts due is limited to Summit Properties' rights to the Collateral Stock and 25% of the principal of the Note for which the employee is personally liable in the event of any deficiency which may arise upon a foreclosure and sale or other disposition of the Collateral Stock.

As of February 28, 1998, Summit Properties had extended Loans totaling $904,023.15 to its employees, including the amounts of $499,979.64 and $404,043.51 which were extended to Messrs. Hamilton and Schwarz, respectively. Loans to Mr. Hamilton in the amount of (i) $109,236.63 bear interest at 6.13% per year (i.e., the Applicable Federal Rate for Loans made in January 1998) and
(ii) $390,743.01 bear interest at 5.93% per year (i.e., the Applicable Federal Rate for Loans made in February 1998). Loans to Mr. Schwarz in the amount of (i) $93,077.13 bear interest at 6.13% per year (i.e., the Applicable Federal Rate for Loans made in January 1998) and (ii) $310,966.38 bear interest at 5.93% per year (i.e., the Applicable Federal Rate for Loans made in February 1998).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a) Financial Statements and Financial Statement Schedule

The consolidated financial statements and financial statement schedule of the Operating Partnership are listed in the Index to Financial Statements and Supplementary Data on page 51 of this Report.

       (b) Reports on Form 8-K

On August 11, 1997, the Operating Partnership filed a Current Report on Form 8-K relating to the Operating Partnership's $125 million senior unsecured debt offering underwritten by J.P. Morgan & Co., Merrill Lynch & Co., Morgan Stanley Dean Witter and First Union Capital Markets Corp., and a Form 8-K/A-1 was filed on August 18, 1997 to amend such Form 8-K to include certain definitive exhibits.

On December 16, 1997, the Operating Partnership filed a Current Report on Form 8-K relating to the Operating Partnership's $30 million senior unsecured debt offering underwritten by J.P. Morgan & Co., and a Form 8-K/A-1 was filed on December 17, 1997 to amend such Form 8-K to include certain definitive exhibits.

       (c) Exhibits

As noted below, certain of the exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Operating Partnership and Summit Properties and are incorporated by reference herein.

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
 3.1.1             Agreement of Limited Partnership of the Operating
                   Partnership, as amended. (Incorporated by reference to
                   Exhibit 3.1 to the Operating Partnership's Registration
                   Statement on Form 10, dated April 21, 1997, filed pursuant to the Securities Exchange Act of 1934, as amended, File No.
                   000-22411).
 3.1.2             Tenth Amendment to the Agreement of Limited Partnership of
                   the Operating Partnership. (Incorporated by reference to
                   Exhibit 10.1 to the Summit Properties' Quarterly Report on
                   Form 10-Q for the fiscal quarter ended June 30, 1997, File
                   No. 001-12792).
 4.1               Indenture dated as of August 7, 1997 between the Operating
                   Partnership and First Union National Bank, relating to the
                   Operating Partnership's Senior Debt Securities.
                   (Incorporated by reference to Exhibit 4.1 to the Operating
                   Partnership's Current Report on Form 8-K filed on August 11,
                   1997, File No. 000-22411).
 4.2               Supplemental Indenture No. 1, dated as of August 12, 1997
                   between the Operating Partnership and First Union National
                   Bank. (Incorporated by reference to Exhibit 4.1 to the
                   Operating Partnership's Amended Current Report on Form
                   8-K/A-1 filed on August 18, 1997, File No. 000-22411).
 4.3               Supplemental Indenture No. 2, dated as of December 17, 1997 between the Operating Partnership and First Union National
                   Bank. (Incorporated by reference to Exhibit 4.1 to the
                   Operating Partnership's Amended Current Report on Form
                   8-K/A-1 filed on December 17, 1997, File No. 000-22411).
 4.4               The Operating Partnership's 6.80% Note due 2002, dated
                   August 12, 1997. (Incorporated by reference to Exhibit 4.2 to the Operating Partnership's Amended Current Report on
                   Form 8-K/A-1 filed on August 18, 1997, File No. 000-22411).
 4.5               The Operating Partnership's 6.95% Note due 2004, dated
                   August 12, 1997. (Incorporated by reference to Exhibit 4.3 to the Operating Partnership's Amended Current Report on
                   Form 8-K/A-1 filed on August 18, 1997, File No. 000-22411).
 4.6               The Operating Partnership's 7.20% Note due 2007, dated
                   August 12, 1997. (Incorporated by reference to Exhibit 4.4 to the Operating Partnership's Amended Current Report on
                   Form 8-K/A-1 filed on August 18, 1997, File No. 000-22411).

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
 4.7               The Operating Partnership's 6% Note due 2003, dated December
                   17, 1997. (Incorporated by reference to Exhibit 4.2 to the
                   Operating Partnership's Amended Current Report on Form
                   8-K/A-1 filed on December 17, 1997, File No. 000-22411).
10.1.1             Articles of Incorporation of Summit Properties.
                   (Incorporated by reference to Exhibit 3.1 to Summit
                   Properties' Registration Statement on Form S-11,
                   Registration No. 33-90706).
10.1.2             Bylaws of Summit Properties. (Incorporated by reference to
                   Exhibit 3.2 to Summit Properties' Registration Statement on
                   Form S-11, Registration No. 33-90706).
10.2.1             Articles of Incorporation of Summit Management Company.
                   (Incorporated by reference to Exhibit 10.3 to the Summit
                   Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 001-12792).
10.2.2             Bylaws of Summit Management Company. (Incorporated by
                   reference to Exhibit 10.4 to Summit Properties' Annual
                   Report on Form 10-K for the fiscal year ended December 31,
                   1993, File No. 001-12792).
10.3               Summit Properties Inc. 1994 Stock Option and Incentive Plan.
                   (Incorporated by reference to Exhibit 10.6 to Summit
                   Properties' Registration Statement on Form S-11,
                   Registration No. 33-90706).
10.4               Summit Properties Inc. 1996 Non-Qualified Employee Stock
                   Purchase Plan. (Incorporated by reference to Exhibit 10.5 to
                   Summit Properties' Registration Statement on Form S-8,
                   Registration No. 333-00078).
10.5               Indemnification Agreement, dated January 29, 1994, among
                   Summit Properties, the Operating Partnership and the
                   individuals named therein. (Incorporated by reference to
                   Exhibit 10.16 to Summit Properties' Annual Report on Form
                   10-K for the fiscal year ended December 31, 1993, File No.
                   001-12792).
10.7.1             Employment Agreement between Summit Properties and William
                   F. Paulsen. (Incorporated by reference to Exhibit 10.7.1 to
                   Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.7.2             Employment Agreement between Summit Properties and William
                   B. McGuire, Jr. (Incorporated by reference to Exhibit 10.7.2 to Summit Properties' Annual Report on Form 10-K for the
                   fiscal year ended December 31, 1997, File No. 001-12792).
10.7.3             Employment Agreement between Summit Properties and Raymond
                   V. Jones. (Incorporated by reference to Exhibit 10.7.3 to
                   Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.7.4             Employment Agreement between Summit Properties and David F.
                   Tufaro. (Incorporated by reference to Exhibit 10.7.4 to
                   Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.7.5             Employment Agreement between Summit Properties and John C.
                   Moore. (Incorporated by reference to Exhibit 10.7.5 to
                   Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.7.6             Employment Agreement between Summit Properties and Michael
                   G. Malone. (Incorporated by reference to Exhibit 10.7.6 to
                   Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.7.7             Employment Agreement between Summit Properties and Keith L.
                   Downey. (Incorporated by reference to Exhibit 10.12.3 to the
                   Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 001-12792).
10.7.8             Employment Agreement between Summit Properties and
                   Christopher A. Hughes. (Incorporated by reference to Exhibit
                   10.12.4 to Summit Properties' Annual Report on Form 10-K for
                   the fiscal year ended December 31, 1993, File No.
                   001-12792).
10.7.9             Employment Agreement between Summit Properties and William
                   B. Hamilton. (Incorporated by reference to Exhibit 10.7.9 to
                   Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
10.7.10            Employment Agreement between Summit Properties and Michael
                   L. Schwarz. (Incorporated by reference to Exhibit 10.7.10 to
                   Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.8.1             Noncompetition Agreement between Summit Properties and
                   William F. Paulsen. (Incorporated by reference to Exhibit
                   10.8.1 to Summit Properties' Annual Report on Form 10-K for
                   the fiscal year ended December 31, 1997, File No.
                   001-12792).
10.8.2             Noncompetition Agreement between Summit Properties and
                   William B. McGuire, Jr. (Incorporated by reference to
                   Exhibit 10.8.2 to Summit Properties' Annual Report on Form
                   10-K for the fiscal year ended December 31, 1997, File No.
                   001-12792).
10.8.3             Noncompetition Agreement between Summit Properties and
                   Raymond V. Jones. (Incorporated by reference to Exhibit
                   10.8.3 to Summit Properties' Annual Report on Form 10-K for
                   the fiscal year ended December 31, 1997, File No.
                   001-12792).
10.8.4             Noncompetition Agreement between Summit Properties and Keith
                   H. Kuhlman. (Incorporated by reference to Exhibit 10.8.4 to
                   Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.8.5             Noncompetition Agreement between Summit Properties and David
                   F. Tufaro. (Incorporated by reference to Exhibit 10.8.5 to
                   Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.8.6             Noncompetition Agreement between Summit Properties and John
                   T. Gray. (Incorporated by reference to Exhibit 10.8.6 to
                   Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.8.7             Noncompetition Agreement between Summit Properties and John
                   C. Moore. (Incorporated by reference to Exhibit 10.8.7 to
                   Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.8.8             Noncompetition Agreement between Summit Properties and
                   Michael G. Malone. (Incorporated by reference to Exhibit
                   10.8.8 to Summit Properties' Annual Report on Form 10-K for
                   the fiscal year ended December 31, 1997, File No.
                   001-12792).
10.8.9             Noncompetition Agreement between Summit Properties and
                   William B. Hamilton. (Incorporated by reference to Exhibit
                   10.8.9 to Summit Properties' Annual Report on Form 10-K for
                   the fiscal year ended December 31, 1997, File No.
                   001-12792).
10.8.10            Noncompetition Agreement between Summit Properties and
                   Michael L. Schwarz. (Incorporated by reference to Exhibit
                   10.8.10 to Summit Properties' Annual Report on Form 10-K for
                   the fiscal year ended December 31, 1997, File No.
                   001-12792).
10.9.1             Executive Severance Agreement between Summit Properties and
                   William F. Paulsen. (Incorporated by reference to Exhibit
                   10.9.1 to Summit Properties' Annual Report on Form 10-K for
                   the fiscal year ended December 31, 1997, File No.
                   001-12792).
10.9.2             Executive Severance Agreement between Summit Properties and
                   William B. McGuire, Jr. (Incorporated by reference to
                   Exhibit 10.9.2 to Summit Properties' Annual Report on Form
                   10-K for the fiscal year ended December 31, 1997, File No.
                   001-12792).
10.9.3             Executive Severance Agreement between Summit Properties and
                   Michael L. Schwarz. (Incorporated by reference to Exhibit
                   10.9.3 to Summit Properties' Annual Report on Form 10-K for
                   the fiscal year ended December 31, 1997, File No.
                   001-12792).
10.9.4             Executive Severance Agreement between Summit Properties and
                   Raymond V. Jones. (Incorporated by reference to Exhibit
                   10.9.4 to Summit Properties' Annual Report on Form 10-K for
                   the fiscal year ended December 31, 1997, File No.
                   001-12792).
10.9.5             Executive Severance Agreement between Summit Properties and
                   William B. Hamilton. (Incorporated by reference to Exhibit
                   10.9.5 to Summit Properties' Annual Report on Form 10-K for
                   the fiscal year ended December 31, 1997, File No.
                   001-12792).

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
10.10              $2,500,000 Promissory Note, dated February 15, 1994 and
                   maturing on February 15, 2004, between Summit Management
                   Company and Old Summit Management Company. (Incorporated by
                   reference to Exhibit 10.17 to Summit Properties' Annual
                   Report on Form 10-K for the fiscal year ended December 31,
                   1993, File No. 001-12792).
10.11.1            $125,000,000 Promissory Note, dated February 15, 1994 and
                   maturing on February 15, 2001, between the Company and The
                   Northwestern Mutual Life Insurance Company. (Incorporated by
                   reference to Exhibit 10.18.1 to Summit Properties' Annual
                   Report on Form 10-K for the fiscal year ended December 31,
                   1993, File No. 001-12792).
10.11.2            Mortgage and Security Agreement and Financing Statement,
                   dated February 15, 1994, between the Company and The
                   Northwestern Mutual Life Insurance Company. (Incorporated by
                   reference to Exhibit 10.18.2 to Summit Properties' Annual
                   Report on Form 10-K for the fiscal year ended December 31,
                   1993, File No. 001-12792).
10.11.3            $30,000,000 Promissory Note, dated December 21, 1995 between the Operating Partnership and The Northwestern Mutual Life
                   Insurance Company. (Incorporated by reference to Exhibit
                   10.11.3 to Summit Properties' Annual Report on Form 10-K for
                   the fiscal year ended December 31, 1995, File No.
                   001-12792).
10.12              $31,000,000 Loan Agreement, dated July 31, 1996, between the
                   Operating Partnership and Wachovia Bank of North Carolina,
                   N.A. (Incorporated by reference to Exhibit 10.34 to Summit
                   Properties' Quarterly Report on Form 10-Q for the fiscal
                   quarter ended September 30, 1996, File No. 001-12792).
10.13.1            $150,000,000 Credit Agreement, dated November 18, 1996,
                   among the Operating Partnership, First Union National Bank of North Carolina and Wachovia Bank of North Carolina, N.A.
                   (Incorporated by reference to Exhibit 10.35 to Summit
                   Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1996, file No. 001-12792).
10.13.2            First Amendment to $150,000,000 Credit Agreement dated July
                   24, 1997, among the Operating Partnership, First Union
                   National Bank of North Carolina and Wachovia Bank of North
                   Carolina, N.A. (Incorporated by reference to the Operating
                   Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997, File No. 000-22411).
10.14.1            Promissory Note and Security Agreement, dated January 28,
                   1998 between Summit Properties and Michael L. Schwarz.
                   (Incorporated by reference to Exhibit 10.14.1 to Summit
                   Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.14.2            Promissory Note and Security Agreement, dated January 28,
                   1998 between Summit Properties and William B. Hamilton.
                   (Incorporated by reference to Exhibit 10.14.2 to Summit
                   Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.14.3            Form of Promissory Note and Security Agreement between
                   Summit Properties and the employees listed on the schedule thereto. (Incorporated by reference to Exhibit 10.14.3 to
                   Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.15.1            Registration Rights Agreement, dated October 12, 1994
                   between Summit Properties and PK Partners, L.P.
                   (Incorporated by reference to Exhibit 10.15.1 to Summit
                   Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.15.2            Registration Rights Agreement, dated February 8, 1994,
                   between Summit Properties and the Continuing Investors named therein. (Incorporated by reference to Exhibit 10.2 to
                   Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 001-12792).
10.15.3            Registration Rights Agreement, dated December 11, 1995,
                   between Summit Properties and Bissell Ballantyne, LLC.
                   (Incorporated by reference to Exhibit 10.2 to Summit
                   Properties' Registration Statement on Form S-3, Registration
                   No. 333-24669).

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
10.15.4            Registration Rights Agreement, dated January 10, 1996, among
                   Summit Properties, Joseph H. Call and Gary S. Cangelosi.
                   (Incorporated by reference to Exhibit 10.2 to Summit
                   Properties' Registration Statement on Form S-3, Registration
                   No. 333-24669).
10.15.5            Registration Rights Agreement, dated February 20, 1997,
                   among Summit Properties, The Northwestern Mutual Life
                   Insurance Company, J. Ronald Terwilliger, J. Ronald
                   Terwilliger Grantor Trust, Crow Residential Realty
                   Investors, L.P., Douglas A. Hoeksema, Randy J. Pace,
                   Clifford A. Breining, TCF Residential Partnership, Ltd. and
                   Trammell S. Crow. (Incorporated by reference to Exhibit 10.2 to Summit Properties' Registration Statement on Form,
                   Registration No. 333-24669).
10.15.6            Registration Rights Agreement, dated May 16, 1995, between
                   Summit Properties and the individuals named therein executed in connection with the Crosland Acquisition. (Incorporated by reference to Exhibit 10.15.6 of Summit Properties' Annual
                   Report on Form 10-K for the fiscal year ended December 31,
                   1997, File No. 001-12792).
10.16              Agreement to Contribute, dated February 13, 1995, between
                   Summit Properties, the Operating Partnership and Crosland
                   Partnerships. (Incorporated by reference to Exhibit 2.1 to
                   Summit Properties' Current Report on Form 8-K dated May 16,
                   1995, File No. 001-12792).
12.1               Statement Regarding Calculation of Ratios of Earnings to
                   Fixed Charges for the Years Ended December 31, 1997, 1996,
                   1995, 1994 and 1993 (filed herewith).
21.1               Subsidiaries of the Operating Partnership (filed herewith).
23.1               Consent of Deloitte & Touche LLP. (Included in the
                   Independent Auditor's Report dated January 21, 1998 on page of the Operating Partnership's Annual Report on Form 10-K
                   for the fiscal year ended December 31, 1997, File No.
                   0-22411).
27                 Financial Data Schedule (filed herewith).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Summit Properties Partnership, L.P. certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Charlotte, North Carolina on March 18, 1998.

                                          SUMMIT PROPERTIES PARTNERSHIP, L.P.
                                          BY: Summit Properties Inc., as General
                                          Partner

                                          /s/ WILLIAM F. PAULSEN
                                          --------------------------------------
                                             William F. Paulsen,
                                             President and Chief Executive
                                             Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated. Each person based below has signed this report as an officer or director of Summit Properties Inc., in its capacity as general partner of Summit Properties Partnership L.P.

                     SIGNATURES                                    TITLE                    DATE
                     ----------                                    -----                    ----

/s/ WILLIAM B. MCGUIRE, JR.                            Chairman of the Board of       March 18, 1998
-----------------------------------------------------    Directors
William B. McGuire, Jr.

/s/ WILLIAM F. PAULSEN                                 President, Chief Executive     March 18, 1998
-----------------------------------------------------    Officer and Director
William F. Paulsen                                       (Principal Executive
                                                         Officer)

/s/ MICHAEL L. SCHWARZ                                 Chief Financial Officer        March 18, 1998
-----------------------------------------------------    (Principal Financial
Michael L. Schwarz                                       Officer and Principal
                                                         Accounting Officer)

/s/ JOHN CROSLAND, JR.                                 Director                       March 18, 1998
-----------------------------------------------------
John Crosland, Jr.

/s/ HENRY H. FISHKIND                                  Director                       March 18, 1998
-----------------------------------------------------
Henry H. Fishkind

/s/ JAMES H. HANCE, JR.                                Director                       March 18, 1998
-----------------------------------------------------
James H. Hance, Jr.

/s/ NELSON SCHWAB, III                                 Director                       March 18, 1998
-----------------------------------------------------
Nelson Schwab, III

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Operating Partnership required to be included in Item 14(a)(1) are listed below:

SUMMIT PROPERTIES PARTNERSHIP, L.P.

                                                                PAGE
                                                                ----

Independent Auditors' Report................................     52

Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................     53

Consolidated Statements of Earnings for the Years Ended
  December 31, 1997, 1996 and 1995..........................     54

Consolidated Statements of Partners' Equity for the Years
  Ended December 31, 1997, 1996 and 1995....................     55

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995..........................     56

Notes to Consolidated Financial Statements..................     57

The following financial statement supplementary data of the Operating Partnership required to be included in Item
  14(a)(2) is listed below:

Schedule III -- Real Estate and Accumulated Depreciation....     69

All other schedules are omitted because they are not applicable or not required.

                          INDEPENDENT AUDITORS' REPORT

Partners
Summit Properties Partnership, L.P.
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Summit Properties Partnership, L.P. (the Operating Partnership) as of December 31, 1997 and 1996, and the related consolidated statements of earnings, partners' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to the incorporation by reference of the above report in Registration Statement No. 333-25575-01 on Form S-3 of Summit Properties Partnership, L.P.

DELOITTE & TOUCHE LLP

Charlotte, North Carolina
January 21, 1998
(March 6, 1998 as to Note 6)

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
ASSETS
Real estate assets:
  Land and land improvements................................  $133,316    $102,605
  Buildings and improvements................................   643,812     472,996
  Furniture, fixtures and equipment.........................    53,573      43,021
                                                              --------    --------
                                                               830,701     618,622
  Less: accumulated depreciation............................  (105,979)    (85,651)
                                                              --------    --------
          Operating real estate assets......................   724,722     532,971
  Construction in progress..................................    82,332      86,157
                                                              --------    --------
          Net real estate assets............................   807,054     619,128
Cash and cash equivalents...................................     3,563       3,665
Restricted cash.............................................     3,180       4,121
Investment in Summit Management Company.....................     1,212         687
Deferred financing costs, net of accumulated amortization of
  $3,495 and $2,441 in 1997 and 1996........................     7,378       4,675
Other assets................................................     3,308       3,088
                                                              --------    --------
Total assets................................................  $825,695    $635,364
                                                              ========    ========
LIABILITIES AND PARTNERS' EQUITY
Liabilities:
  Notes payable.............................................  $474,673    $309,933
  Accrued interest payable..................................     4,916       1,318
  Accounts payable and accrued expenses.....................    19,945       7,257
  Distributions payable.....................................    11,030      10,244
  Security deposits and prepaid rents.......................     3,561       3,196
                                                              --------    --------
          Total liabilities.................................   514,125     331,948
                                                              --------    --------
Commitments
Partners' equity:
  Operating units issued and outstanding 27,438,400 and
     26,434,920
  General partner -- outstanding 274,384 and 264,349........     3,847       3,766
     Limited partners -- outstanding 27,164,016 and
      26,170,571............................................   307,723     299,650
                                                              --------    --------
          Total partners' equity............................   311,570     303,416
                                                              --------    --------
Total liabilities and partners' equity......................  $825,695    $635,364
                                                              ========    ========

See notes to consolidated financial statements.

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1996           1995
                                                      -----------    -----------    -----------
Revenues:
  Rental............................................  $   109,827    $    88,864    $    70,773
  Other property income.............................        6,179          4,683          3,356
  Interest..........................................          392            558            461
  Other income......................................          279            384            404
                                                      -----------    -----------    -----------
          Total revenues............................      116,677         94,489         74,994
                                                      -----------    -----------    -----------
Expenses:
  Property operating and maintenance:
     Personnel......................................        9,278          8,368          6,640
     Advertising and promotion......................        2,095          1,417            698
     Utilities......................................        5,033          4,115          3,432
     Building repairs and maintenance...............        8,790          7,547          6,116
     Real estate taxes and insurance................       10,721          8,823          6,965
     Depreciation...................................       22,652         18,208         15,141
     Property supervision...........................        2,783          2,240          1,848
     Other operating expenses.......................        3,332          2,716          2,313
                                                      -----------    -----------    -----------
                                                           64,684         53,434         43,153
  Interest..........................................       21,959         17,138         14,802
  General and administrative........................        2,740          2,557          1,949
  Loss (income) on equity investments:
     Summit Management Company......................         (274)           173             80
     Real estate joint venture......................           --             --            (41)
                                                      -----------    -----------    -----------
          Total expenses............................       89,109         73,302         59,943
                                                      -----------    -----------    -----------
Income before gain on sale of real estate assets and
  extraordinary items...............................       27,568         21,187         15,051
Gain on sale of real estate assets..................        4,366             --             --
                                                      -----------    -----------    -----------
Income before extraordinary items...................       31,934         21,187         15,051
Extraordinary items.................................           --           (626)          (539)
                                                      -----------    -----------    -----------
Net income..........................................       31,934         20,561         14,512
Net income allocated to general partner.............         (319)          (206)          (145)
                                                      -----------    -----------    -----------
Net income allocated to limited partners............  $    31,615    $    20,355    $    14,367
                                                      ===========    ===========    ===========
Per unit data:
  Income before extraordinary items -- basic and
     diluted........................................  $      1.17    $      0.92    $      0.83
                                                      ===========    ===========    ===========
  Net income -- basic and diluted...................  $      1.17    $      0.90    $      0.80
                                                      ===========    ===========    ===========
  Distributions declared............................  $      1.59    $      1.55    $      1.51
                                                      ===========    ===========    ===========
  Weighted average units -- basic...................   27,257,637     22,914,069     18,112,009
                                                      ===========    ===========    ===========
  Weighted average units -- diluted.................   27,294,058     22,940,998     18,116,664
                                                      ===========    ===========    ===========

See notes to consolidated financial statements.

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                              GENERAL   LIMITED
                                                              PARTNER   PARTNERS    TOTAL
                                                              -------   --------   --------
Balance, January 1, 1995....................................  $1,925    $136,164   $138,089
  Distributions.............................................    (284)    (28,112)   (28,396)
  Contributions from Summit Properties related to:
     Proceeds from public offering..........................     659      65,278     65,937
     Proceeds from dividend plan............................       2         238        240
     Issuance of stock grants...............................      --          28         28
  Contributions related to property acquisitions............     262      25,928     26,190
  Contributions related to land acquisition.................       9         887        896
  Net income................................................     145      14,367     14,512
                                                              ------    --------   --------
Balance, December 31, 1995..................................   2,718     214,778    217,496
  Distributions.............................................    (365)    (36,096)   (36,461)
  Contributions from Summit Properties related to:
     Proceeds from public offering..........................     976      96,658     97,634
     Proceeds from dividend and stock purchase plans........      16       1,581      1,597
     Exercise of stock options..............................       3         284        287
     Amortization of restricted stock grants................       2         200        202
  Contributions related to land acquisition.................     210       1,890      2,100
  Net income................................................     206      20,355     20,561
                                                              ------    --------   --------
Balance, December 31, 1996..................................   3,766     299,650    303,416
  Distributions
  Contributions from Summit Properties related to:..........    (437)    (43,223)   (43,660)
     Proceeds from public offering..........................      68       6,744      6,812
     Proceeds from dividend and stock purchase plans........      36       3,571      3,607
     Exercise of stock options..............................       9         842        851
     Costs of shelf registrations...........................      (6)       (610)      (616)
     Issuance of stock related to acquisitions..............      49       4,884      4,933
     Amortization of restricted stock grants................       4         350        354
  Contributions related to property acquisitions............      39       3,900      3,939
  Net income................................................     319      31,615     31,934
                                                              ------    --------   --------
Balance, December 31, 1997..................................  $3,847    $307,723   $311,570
                                                              ======    ========   ========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1997        1996       1995
                                                              ---------   --------   ---------
Cash flows from operating activities:
  Net income................................................  $  31,934   $ 20,561   $  14,512
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Extraordinary items....................................         --        626         539
     (Gain) loss on equity method investments...............       (274)       173          39
     Gain on sale of real estate assets.....................     (4,366)        --          --
     Depreciation and amortization..........................     23,897     19,183      15,978
     Decrease in restricted cash............................        941        235         575
     Increase in other assets...............................       (162)      (866)       (992)
     Increase (decrease) in accrued interest payable........      3,581        333         (47)
     Increase in accounts payable and accrued expenses......        517        386         209
     Increase (decrease) in security deposits and prepaid
       rents................................................       (121)       545         181
                                                              ---------   --------   ---------
          Net cash provided by operating activities.........     55,947     41,176      30,994
                                                              ---------   --------   ---------
Cash flows from investing activities:
  Construction of real estate assets and land acquisitions,
     net of payables........................................    (91,665)   (87,081)    (52,499)
  Purchase of Communities...................................    (78,870)    (6,360)     (5,081)
  Proceeds from sale of Community...........................      9,209         --          --
  Capitalized interest......................................     (5,873)    (4,266)     (3,110)
  Recurring capital expenditures............................     (4,586)    (3,291)     (2,180)
  Non-recurring capital expenditures, net of payables.......     (4,122)    (2,973)       (864)
                                                              ---------   --------   ---------
          Net cash used in investing activities.............   (175,907)  (103,971)    (63,734)
                                                              ---------   --------   ---------
Cash flows from financing activities:
  Debt proceeds.............................................    302,240     89,359      97,075
  Debt repayments...........................................   (156,533)   (90,783)   (101,650)
  Dividends and distributions to unitholders................    (42,971)   (34,000)    (26,157)
  Payment of financing costs................................        (32)      (515)     (1,033)
  Contributions from Summit Properties related to:
     Proceeds from public offering..........................      6,812     97,634      65,937
     Proceeds from dividend and stock purchase plans........      3,607      1,597         268
     Exercise of stock options..............................        851        287          --
     Costs of shelf registrations...........................       (616)        --          --
  Advance proceeds of direct stock purchase plan............      6,500         --          --
                                                              ---------   --------   ---------
          Net cash provided by financing activities.........    119,858     63,579      34,440
                                                              ---------   --------   ---------
Net increase (decrease) in cash and cash equivalents........       (102)       784       1,700
Cash and cash equivalents, beginning of year................      3,665      2,881       1,181
                                                              ---------   --------   ---------
Cash and cash equivalents, end of year......................  $   3,563   $  3,665   $   2,881
                                                              =========   ========   =========
Supplemental disclosure of cash flow information -- Cash
  paid for interest, net of capitalized interest............  $  17,321   $ 15,780   $  13,762
                                                              =========   ========   =========

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND FORMATION OF THE COMPANY

Summit Properties Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership, was formed on January 14, 1994 to conduct the business of developing, leasing and managing multifamily apartment communities for Summit Properties Inc. (Summit Properties"). On February 15, 1994, Summit Properties completed an initial public offering ("Initial Offering"). In connection with the Initial Offering, the Operating Partnership consummated a business combination involving the partnerships (the "Property Partnerships") which owned the 27 communities acquired in connection with the Initial Offering and the affiliated entities which provided development, construction, management and leasing services to each of those communities prior to the Initial Offering (collectively, the "Summit Entities"). A portion of the proceeds from the Initial Offering was used by Summit Properties to acquire an economic and voting interest in the Operating Partnership, which was formed to succeed to substantially all of the interests of the Property Partnerships in the 27 communities and the operations of the Summit Entities (the "Formation"). Summit Properties became the sole general partner and the majority owner of the Operating Partnership upon completion of the Initial Offering. Summit Properties is a self-administered and self-managed equity real estate investment trust ("REIT").

In June 1995, Summit Properties completed the sale of 4 million shares of Common Stock (the "1995 Offering"). In August 1996, Summit Properties completed the sale of 5.75 million shares of Common Stock (the "1996 Offering"). The net proceeds of $65.9 million and $97.6 million from the 1995 and 1996 Offerings, respectively, were contributed to the Operating Partnership in exchange for units of limited partnership interest in the Operating Partnership ("Units"), and the Operating Partnership used the proceeds to repay mortgage debt and to fund current development projects.

Summit Properties conducts all of its business through the Operating Partnership and its subsidiaries. As of December 31, 1997, Summit Properties holds 85.3% of the outstanding partnership interests of the Operating Partnership, consisting of a 1% general partner interest and an 84.3% limited partner interest. The Operating Partnership is obligated to redeem each Unit at the request of the holder for cash equal to the fair market value of one share of Common Stock, except that Summit Properties may elect to acquire each Unit presented for redemption for cash or one share of Common Stock. Summit Properties has issued Common Stock in connection with all redemptions to date. With each redemption of outstanding Units for Summit Properties' Common Stock, Summit Properties' percentage ownership interest in the Operating Partnership will increase. In addition, whenever Summit Properties issues shares of Common Stock, Summit Properties will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Units to Summit Properties.

Distributions to holders of Units are made to enable distributions to be made to Summit Properties' shareholders under Summit Properties' dividend policy. Federal income tax laws require Summit Properties, as a REIT, to distribute 95% of its ordinary taxable income. The Operating Partnership makes distributions to Summit Properties to enable it to satisfy this requirement.

2.  BASIS OF PRESENTATION

In conjunction with the Initial Offering, construction, management and leasing activities for third parties were transferred to Summit Management Company (the "Management Company") and its wholly owned subsidiary Summit Apartment Builders (the "Construction Company") The Operating Partnership has a 99% economic interest in the Management Company but controls only 1% of the voting stock. The remaining 99% of the voting stock is held by an executive officer of the Operating Partnership, which stock is subject to certain restrictions on transfer designed to ensure that the holder of the Management Company's voting stock will have interests aligned with those of the Operating Partnership. Because of the Operating Partnership's ability to exercise significant influence, the Management Company is accounted for on the equity method of accounting. Prior to the Initial Offering on February 15, 1994, these activities were included in the Statement of Earnings on a combined basis.

As a result of the Formation, the partners and owners of the entities comprising the Summit Entities have either retained their existing ownership interests, received shares of Common Stock of Summit Properties or received Units in the Operating Partnership. Purchase accounting was applied to the acquisition of all non-controlled interest in which cash consideration was paid. The acquisition of all other interests was accounted for as a reorganization of entities under common control and, accordingly, was reflected at historical cost in a manner similar to that in pooling of interest accounting.

All significant intercompany accounts and transactions have been eliminated in consolidation.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REAL ESTATE ASSETS AND DEPRECIATION -- Real estate assets are stated at depreciated cost reduced for any estimated impairment in value of which management believes there is none at December 31, 1997 and 1996.

Expenditures directly related to the acquisition, development and improvement of real estate assets are capitalized at cost as land, buildings and improvements. Improvements are broken down into recurring capital expenditures and non-recurring capital expenditures. Non-recurring capital expenditures primarily consist of the cost of improvements such as new garages, water submeters and improvements made in conjunction with acquisitions and major renovations. All other improvements are deemed as recurring capital expenditures.

Ordinary repairs and maintenance, including carpet replacements and interior painting, are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the estimated useful lives of the properties (buildings -- 40 years; land improvements -- 15 years; furniture, fixtures and equipment -- 5 to 7 years).

The Operating Partnership records its real estate assets at cost less accumulated depreciation and adjusts carrying value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", which the Operating Partnership adopted in 1996. SFAS No. 121 requires that long-lived assets such as real estate assets be reviewed whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If the sum of the estimated future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset, an impairment loss must be recognized in the amount of the difference between book value and fair value as opposed to the difference between book value and net realizable value under the previous accounting standard. For long-term assets like apartment communities, the determination of whether there is an impairment loss is dependent primarily on the Operating Partnership's estimates on occupancy, rent and expense increases, which involves numerous assumptions and judgments as to future events over a period of many years. Assets to be disposed of are reported at the lower of carrying value or fair value less costs to sell. At December 31, 1997 the Operating Partnership does not hold any assets that meet the impairment criteria of SFAS No. 121.

RENTAL REVENUE RECOGNITION -- The Operating Partnership leases its residential properties under operating leases with terms generally one year or less. Rental revenue is recognized on the accrual method of accounting as earned.

PROPERTY MANAGEMENT -- The Management Company provides property management services for both Operating Partnership owned properties as well as properties owned by third parties and recognizes revenue when earned, as the services are provided.

CASH AND CASH EQUIVALENTS -- For purposes of the statement of cash flows, the Operating Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH -- Restricted cash is comprised primarily of resident security deposits, bond repayment escrows and replacement reserve escrows.

DEFERRED FINANCING COSTS -- Deferred financing costs include fees and costs incurred in conjunction with long-term financings and are amortized on the straight-line method over the terms of the related debt. Such amortization is included in interest expense in the accompanying consolidated statements of earnings.

INTEREST AND REAL ESTATE TAXES -- Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. Interest capitalized was $5.9 million, $4.3 million and $3.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

ADVERTISING COSTS -- The Operating Partnership expenses advertising costs as incurred.

INCOME TAXES -- In accordance with partnership taxation, each partner is responsible for reporting its share of taxable income or loss. Accordingly, no provision has been made in the accompanying financial statements for federal, state or local income taxes. A portion of the Operating Partnership's distributions is deemed as return of capital for shareholder income tax purposes. The percentage of distributions that was return of capital was 25%, 21% and 26% for each of the years ended December 31, 1997, 1996 and 1995, respectively.

PER UNIT DATA -- Basic earnings per Unit with respect to the Operating Partnership for the years ended December 31, 1997, 1996 and 1995 are computed based upon the weighted average number of Units outstanding during the period. In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share." This pronouncement specifies the computation, presentation and disclosure requirements for earnings per share. The new standard had no impact on the Operating Partnership's financial statements as the "basic" and "diluted" earnings per Unit disclosure required by the pronouncement were the same as "primary" earnings per Unit previously required. The only difference in "basic" and "diluted" weighted average Units is the dilutive effect of Summit Properties stock options outstanding (36,421, 26,930 and 4,655 Units added to weighted Units outstanding in 1997, 1996 and 1995, respectively).

ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.  PROPERTY MANAGEMENT AND RELATED PARTY TRANSACTIONS

In conjunction with the Formation, construction, management and leasing activities for third parties were transferred to the Management Company and the Construction Company, which is accounted for using the equity method of accounting.

The Management Company provides management services to the Operating Partnership. Total fees for management services were $3.1 million, $2.4 million and $1.9 million for the years ended December 31, 1997, 1996 and 1995, respectively.

In addition, the Management Company provides management services to apartment communities in which executive officers and certain Directors of Summit Partners are general partners. The Management Company received management fees of approximately $214,000, $267,000 and $294,000 for the performance of such services for the years ended December 31, 1997, 1996 and 1995, respectively.

Construction Company revenue consists of contracts with the Operating Partnership. Revenue from contracts with the Operating Partnership was $1.1 million, $524,000 and $311,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Operating Partnership has a $4.6 million and $1.3 million construction contract payable to the Construction Company as of December 31, 1997 and 1996, respectively.

The Operating Partnership's investment in the Management Company as of December 31, 1997 and 1996, reported on the equity method, includes the amounts shown below. The Company's investment in the Management Company is not considered material to the consolidated financial statements of the Operating Partnership taken as a whole (in thousands):

                                                               1997         1996
                                                              -------      -------
Equity investment...........................................  $   242      $   (32)
Note receivable.............................................    2,500        2,500
Deferred gain on sale of third party contract rights........   (1,530)      (1,781)
                                                              -------      -------
                                                              $ 1,212      $   687
                                                              =======      =======

5.  NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                     INTEREST           PRINCIPAL OUTSTANDING
                                                    RATE AS OF               DECEMBER 31,
                                                   DECEMBER 31,         ----------------------
                                                       1997               1997         1996
                                                   -------------        ---------    ---------
FIXED RATE DEBT
-----------------
  Mortgage Loan..................................      5.88%            $120,379      122,950
  Mortgage Loan..................................      7.71%              29,214       29,653
  Mortgage Loan..................................      8.00%               8,557        8,638
  Mortgage Notes.................................  7.75% -- 9.80%         46,676       32,104
  Tax Exempt Mortgage Notes......................  6.95% -- 7.25%          9,262        9,369
                                                                        --------     --------
          Total Mortgage Debt....................                        214,088      202,714
  Unsecured Debt:
     6.80% Notes due 2002........................      6.80%              25,000           --
     6.63% Notes due 2003........................      6.63%              30,000           --
     6.95% Notes due 2004........................      6.95%              50,000           --
     7.20% Notes due 2007........................      7.20%              50,000           --
     Bank Note due 2002..........................      7.85%              16,000       16,000
     Bank Note due 2000..........................      7.61%              15,000       15,000
                                                                        --------     --------
     Total Unsecured Debt........................                        186,000       31,000
                                                                        --------     --------
     Total Fixed Rate Debt.......................                        400,088      233,714
VARIABLE RATE DEBT
--------------------
  Unsecured Credit Facility......................   LIBOR + 110           21,733       22,357
  Tax Exempt Bonds...............................      5.65%              52,852       53,862
                                                                        --------     --------
          Total Variable Rate Debt...............                         74,585       76,219
                                                                        --------     --------
Total Outstanding Indebtedness...................                       $474,673      309,933
                                                                        ========     ========

The London Interbank Offered Rate (LIBOR) at December 31, 1997 was 5.69%.

MORTGAGE LOANS -- The 5.88% fixed rate Mortgage Loan requires monthly principal and interest payments on a 24-year amortization schedule with a balloon payment due at maturity in February, 2001. The Operating Partnership has an option to extend the final maturity date for a period of up to two years at an interest rate equal to the then current year treasury rate plus a predetermined spread.

The 7.71% fixed rate Mortgage Loan requires monthly principal and interest payments on a 25-year amortization schedule with a balloon payment due at maturity in December, 2005.

The 8.00% Mortgage Loan requires monthly principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity in September, 2005.

MORTGAGE NOTES -- The Mortgage Notes bear interest at fixed rates ranging from 7.75% to 9.80% and require monthly interest and principal payments over the life of the notes which range from the year 2002 to 2029. The weighted average interest rate and debt maturity at December 31, 1997 for these nine Mortgage Notes were 8.26% and 15.9 years, respectively.

TAX EXEMPT MORTGAGE NOTES -- The Tax Exempt Mortgage Notes bear interest at fixed rates ranging from 6.95% to 7.25% and require monthly interest and principal payments over the life of the notes. The weighted average interest rate and debt maturity at December 31, 1997 for these two mortgage notes were 7.12% and 28.5 years, respectively.

UNSECURED NOTES -- The unsecured notes consist of $25.0 million of notes due 2002, $30.0 million of notes due 2003, $50.0 million of notes due 2004 and $50.0 million of notes due 2007 (collectively, the "Unsecured Notes"). The Unsecured Notes require semi-annual interest payments until the end of the respective terms. UNSECURED BANK NOTES -- The unsecured bank debt financing consists of a $16.0 million note due 2002 and a $15.0 million note due 2000 (collectively, the "Unsecured Bank Notes"). The notes require quarterly interest only payments until the end of the respective terms.

UNSECURED CREDIT FACILITY -- The $150 million unsecured credit facility ("Unsecured Credit Facility") had an original three-year term and currently bears interest at LIBOR + 110 basis points. The interest rate can be reduced based upon an upgrade in the Operating Partnership's unsecured credit rating. The Unsecured Credit Facility provides $25 million for general working capital purposes with the remainder available to finance development projects and acquisitions. The Unsecured Credit Facility is repayable monthly on an interest-only basis with the balance of all principal and accrued interest due no later than September 30, 1999. The Unsecured Credit Facility had an average interest rate of 6.73% and 6.46% and an average balance outstanding of $53.9 million and $9.4 million during the years ended December 31, 1997 and 1996, respectively. In addition, the maximum outstanding during 1997 and 1996 was $121.9 million and $22.4 million, respectively.

The Operating Partnership and Summit Properties have a commitment for a new syndicated unsecured line of credit (the "New Unsecured Credit Facility") in the amount of $175 million which will replace the existing Unsecured Credit Facility. The New Unsecured Credit Facility will provide funds for new development, acquisitions and general working capital purposes. The New Unsecured Credit Facility will have a three year term with two one-year extension options and will initially bear interest at LIBOR + 90 basis points based upon the Operating Partnership's current credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The interest rate will be reduced in the event of an upgrade of the Operating Partnership's unsecured credit rating. The New Unsecured Credit Facility is repayable monthly on an interest only basis with principal due at maturity.

The New Unsecured Credit Facility also provides a bid option sub-facility equal to a maximum of fifty percent of the total facility ($87.5 million). This sub-facility provides the Operating Partnership with the option to place borrowings in fixed LIBOR contract periods of thirty, sixty, ninety and one hundred eighty days. The Operating Partnership may have up to seven fixed LIBOR contracts outstanding at any one time. Upon proper notifications, all lenders in the New Unsecured Credit Facility may, but are not obligated, to participate in a competitive bid auction for these fixed LIBOR contracts.

The Unsecured Credit Facility and the Unsecured Notes require the Operating Partnership to comply with certain affirmative and negative covenants including the requirements: (i) that the Operating Partnership maintain its qualification as a REIT; (ii) that the ratio of unencumbered assets to debt equal or exceed 150%; (iii) that the ratio of debt to assets not exceed 60%; (iv) that the maximum secured debt not exceed $350 million or 40% of assets; (v) that the Operating Partnership maintain a debt service ratio of not less than 1.75 to 1; and (vi) that the Operating Partnership maintain a ratio of adjusted funds flow, as defined, to debt of greater than .15 to 1.

VARIABLE RATE TAX EXEMPT BONDS -- The effective interest rate of the Variable Rate Tax Exempt Bonds was 5.05% for the year ended December 31, 1997. These bonds bear interest at various rates set by a remarketing agent at the demand note index plus 0.50%, set weekly, or the lowest percentage of prime which allows the resale at a price of par. The bonds contain covenants which require that the Operating Partnership lease or hold for lease 20% (or 25% under certain state or local requirements) of the apartment homes for moderate-income residents. The bonds require maintenance of letters of credit or surety bonds (credit enhancements) aggregating $54.1 million. The credit enhancements on four of the five tax exempt bonds ($45.2 million of debt) provide for a principal amortization schedule which approximates a 25-year term during the term of the credit enhancement.

Real estate assets with a net book value of $320.7 million serve as collateral for the various debt agreements.

The aggregate maturities of all debt for each of the years ending December 31 are as follows (in thousands):

                          FIXED RATE    FIXED RATE    FIXED RATE    TAX EXEMPT    UNSECURED
                           MORTGAGE      MORTGAGE     UNSECURED      VARIABLE      CREDIT
                            LOANS         NOTES         NOTES       RATE BONDS    FACILITY      TOTAL
                          ----------    ----------    ----------    ----------    ---------    --------
1998....................   $  3,287      $   866                    $    1,055                 $  5,208
1999....................      3,497          935                         1,105     $21,733       27,270
2000....................      3,718        1,007       $ 15,000          1,130          --       20,855
2001....................    112,407        1,091             --          1,150          --      114,648
2002....................        765        9,214         41,000          1,270          --       52,249
Thereafter..............     34,476       42,825        130,000         47,142          --      254,443
                           --------      -------       --------     ----------     -------     --------
                           $158,150      $55,938       $186,000     $   52,852     $21,733     $474,673
                           ========      =======       ========     ==========     =======     ========

EXTRAORDINARY ITEMS -- The 1996 extraordinary item resulted from the write-off of deferred financing costs on development loans repaid with the proceeds from the 1996 Offering and with the proceeds of the $31.0 million Unsecured Notes.

The 1995 extraordinary items resulted from the write-off of deferred financing costs on variable rate mortgage debt repaid with the proceeds from the 1995 Offering and with the proceeds of the $30 million Mortgage Loan, and from the write-off of deferred financing costs related to the refunding of two variable rate tax exempt bonds.

6. ACQUISITIONS AND DISPOSITION

On April 1, 1996, the Operating Partnership acquired its joint venture partner's interest in Summit Plantation (formerly Plantation Cove), a 262 apartment community located in Plantation, Florida. The Operating Partnership paid $6.4 million in cash for the remaining 75% interest in the joint venture.

On January 6, 1997, the Operating Partnership purchased Summit Portofino (formerly Portofino Place), a 322 apartment community located in Broward County, Florida. Summit Portofino, built in 1995, was purchased for $28.0 million in cash. Concurrently with the purchase, Summit Properties sold 315,029 shares of Common Stock to the public for cash. Summit Properties contributed the proceeds of the sale of Common Stock to the Operating Partnership in exchange for Units of the Operating Partnership ("Units"). The proceeds were used to fund a portion of the purchase price.

On January 15, 1997, the Operating Partnership purchased Summit Mayfaire (formerly The Mayfaire), a 144 apartment community located in Raleigh, North Carolina. Summit Mayfaire, built in 1995, was purchased for $9.65 million in cash.

On February 20, 1997, the Company purchased Summit Sand Lake (formerly The Vining at Sand Lake), a 416 apartment community located in Orlando, Florida. Summit Sand Lake, built in 1995, was purchased for $26.8 million. The Operating Partnership issued 194,495 Units to the seller, issued 243,608 Units to Summit Properties in exchange for Summit Properties issuing 243,608 shares to the seller, assumed $15.2 million in debt and paid the remaining $2.7 million balance in cash.

On July 18, 1997, the Company purchased Summit Windsor II (formerly Avalon Farms), a 306 apartment community located in Frederick, Maryland. Summit Windsor II, which was developed by a predecessor entity of the Operating Partnership in 1988, was purchased for $17.1 million in cash. The Summit Windsor II purchase was partially funded by the proceeds from the sale of Summit Charleston in May of 1997. Summit Charleston was sold for $9.5 million and a gain on the sale of approximately $4.4 million was recognized.

On December 31, 1997, the Operating Partnership purchased Summit Fair Oaks (formerly Fair Oaks Gables), a 246 apartment community located in Fairfax, Virginia. Summit Fair Oaks, built in 1990, was purchased for $21.2 million in cash.

The following summary of unaudited pro forma results of operations for the years ended December 31, 1997 and 1996 presents information as if the Operating Partnership's 1997 acquisitions and the 1996 acquisition had occurred at January 1, 1996. The pro forma information for the years ended December 31, 1997 and 1996 is provided for informational purposes only and is not indicative of results which would have occurred or which may occur in the future.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
Net revenues................................................  $121,208   $108,561
Income before extraordinary items...........................    26,709     16,911
Net income..................................................    26,709     16,395
Earnings per unit -- basic:
  Income before extraordinary items.........................      1.15        .87
  Net income................................................      1.15        .84

Effective March 1, 1998, the Operating Partnership purchased Summit St. Clair, a 336 apartment community located in Atlanta, Georgia. Summit St. Clair completed construction in 1997 and reached rental stabilization prior to purchase. The total purchase price was approximately $26.3 million.

7. COMMITMENTS

The estimated cost to complete nine development projects currently under construction was approximately $98.2 million at December 31, 1997. Anticipated construction completion dates of the projects range from the first quarter of 1998 to the second quarter of 1999.

The Operating Partnership rents office space in several locations. Rental expense for the years ended December 31, 1997, 1996 and 1995 amounted to $101,000, $109,000 and $125,000, respectively, ($347,000 in 1997, $376,000 in
1996 and $405,000 in 1995 including amounts recorded at the Management Company). Future minimum rental payments for the next five years for those operating leases (including the Management Company) that have initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

YEARS ENDED DECEMBER 31:
------------------------
1998........................................................  $  431
1999........................................................     432
2000........................................................     145
2001........................................................      72
2002........................................................       2
                                                              ------
                                                              $1,082
                                                              ======

8. EMPLOYEE BENEFIT PLANS

PROFIT SHARING PLAN

The employees of Summit Properties, the Operating Partnership and its subsidiaries (the "Summit Employees") are participants in Summit Properties' defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code which covers all employees with one year or greater service. The Operating Partnership's contributions are equal to one-half of each Summit employee's contribution up to a maximum of

3% of each employee's compensation. Aggregate contributions (including the Management Company) of approximately $217,000, $223,000 and $191,000 were made for the years ended December 31, 1997, 1996 and 1995, respectively.

STOCK OPTION PLAN

In 1994, Summit Properties established the 1994 Stock Option Plan in which the Summit employee's participate. Under the plan, 1,000,000 shares of Summit Properties' Common Stock were reserved for issuance. The plan provides that the option price shall not be less than the fair market value of the shares at the date of grant. The options vest in three or five annual installments on the anniversaries of the date of grant except for shares granted to independent directors of Summit Properties, which vest on the date of grant.

A summary of changes in common stock options for the three years ended December 31, 1997 is as follows:

                                                                           WEIGHTED AVERAGE
                                                              OPTIONS       EXERCISE PRICE
                                                              -------      ----------------
Outstanding at January 1, 1995..............................  429,900           $19.14
Year ended December 31, 1995
---------------------------------
  Granted to employees......................................  130,000            17.13
  Forfeited.................................................  (20,800)           19.72
                                                              -------
     Outstanding at December 31, 1995.......................  539,100            18.64
Year ended December 31, 1996
---------------------------------
  Granted to employees......................................   28,000            19.30
  Exercised.................................................  (15,073)           19.04
  Forfeited.................................................  (53,381)           19.22
                                                              -------
     Outstanding at December 31, 1996.......................  498,646            18.60
Year ended December 31, 1997
---------------------------------
  Exercised.................................................  (45,900)           18.55
  Forfeited.................................................  (36,350)           17.74
                                                              -------
     Outstanding at December 31, 1997.......................  416,396            18.86
                                                              =======

Exercise prices for options outstanding as of December 31, 1997 ranged from $17.13 to $20.75. The weighted average remaining contractual life of those options is 6.5 years.

As of December 31, 1997, 1996 and 1995 options to purchase 359,218, 283,228 and 132,784 shares, respectively, of Common Stock were exercisable. The weighted average exercise price for the shares exercisable as of December 31, 1997, 1996 and 1995 was $18.86, $18.36 and $19.03, respectively.

The estimated weighted average fair value of options granted were $2.10 per share in 1996 and $1.61 per share in 1995 (none granted in 1997). Summit Properties applies Accounting Principal Board Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost for the Summit Properties stock options been determined based on the fair value at the grant dates, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Operating Partnership's net income and net income per share for the years ended December 31, 1996 and 1995 would have changed to the pro forma amounts indicated below (dollars in thousands except per share amounts):

                                                               1996      1995
                                                              -------   -------
Pro forma net income........................................  $20,501   $14,499
Pro forma net income per Unit -- basic and diluted..........      .89       .80

The fair value of options granted during 1996 and 1995 were estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions: dividend yields ranging from 7.80% to 8.82%, expected volatility of 16%, risk free interest rate of 6.52%, and expected lives of ten years.

In addition, the plan provides for the issuance of stock grants to Summit Employees. Summit Properties granted 26,528 shares of restricted stock grants under the plan in 1997. The market value of the restricted stock grants totaled $546,000, which was recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the five year vesting period. Restricted stock grants of 56,046 shares with a market value of $1.0 million were granted in the year ended December 31, 1996. The Operating Partnership recognized $292,000 and $223,000 of expense in the statement of earnings in the years ended December 31, 1997 and 1996, respectively, relative to the stock grants.

EMPLOYEE STOCK PURCHASE PLAN

In 1996, Summit Properties established a non-qualified employee stock purchase plan. The plan allows Summit Employees to purchase up to $100,000 per year of Summit Properties Common Stock. The price of the shares of the Common Stock purchased will be the lesser of 85 percent of the closing price of such shares either on (a) the first day of each six month purchase period, or (b) the last day of each six month purchase period. Total shares issued under the plan in 1997 and 1996 were 62,117 and 44,362 with a market value of $1.3 million and $871,000, respectively. An additional 18,525 shares with a market value of $391,000 were issued in January, 1998 under the plan. The Operating Partnership recognized (including the Management Company) $265,000 and $151,000 of expense in the statement of earnings in the years ended December 31, 1997 and 1996, respectively, relative to the employee stock purchase plan.

9. DIVIDEND REINVESTMENT AND DIRECT STOCK PURCHASE PLAN

In November 1997, Summit Properties replaced its existing dividend reinvestment plan with a new dividend reinvestment and direct stock purchase plan. The plan provides that shares of Summit Properties Common Stock can be purchased directly from Summit Properties at a discount from the market price (as defined in the plan document) without brokerage commissions or service charges. Purchases are generally limited to the reinvesting of Summit Properties dividends and optional cash purchases of $100 to $10,000 (or any greater amount approved by Summit Properties) per month. All proceeds from the plan are contributed to the Operating Partnership for Units. In December, 1997, Summit Properties received $6.5 million under the plan for Units issued January 2, 1998. These proceeds are included in accounts payable and accrued expenses at December 31, 1997.

10. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 1997, 1996 and 1995 are as follows:

     A. In the year ended December 31, 1997, the Operating Partnership purchased five Communities (Summit Mayfaire, Summit Portofino, Summit Sand Lake, Summit Windsor II and Summit Fair Oaks). The Operating Partnership completed the purchase of the five Communities by assuming debt, issuing 438,103 Units assuming certain liabilities and current assets, and the payment of cash. The recording of the purchases is summarized as follows (in thousands):

      Fixed assets................................................  $104,469
      Current assets..............................................        30
      Debt assumed................................................   (15,226)
      Current liabilities assumed.................................    (1,531)
      Value of Units issued.......................................    (8,872)
                                                                    --------
        Cash invested.............................................  $ 78,870
                                                                    ========

     B. On April 1, 1996, the Operating Partnership acquired its joint venture partner's interest in the Summit Plantation (formerly Plantation Cove) apartment community. The Operating Partnership paid $6.4 million in cash for the remaining 75% interest in this joint venture, which is now owned entirely by the Operating Partnership. The recording of the purchase is summarized as follows (in thousands):

      Fixed assets................................................  $ 21,913
      Current assets..............................................       202
      Deferred charges............................................        95
      Debt assumed................................................   (14,347)
      Current liabilities assumed.................................      (288)
      Minority interest...........................................    (1,215)
                                                                    --------
      Net cash paid...............................................  $  6,360
                                                                    ========

     C. In the second quarter of 1995, the Operating Partnership completed the acquisition of twelve apartment Communities and 75% interest in another Community. The Operating Partnership purchased the communities by assuming debt, issuing approximately 1.5 million Units, assuming certain liabilities and current assets, and the payment of cash. The recording of the purchase is summarized as follows (in thousands):

      Fixed assets................................................  $ 82,935
      Restricted cash.............................................     1,427
      Other assets................................................        93
      Debt assumed................................................   (52,576)
      Current liabilities assumed.................................      (996)
      Minority interest...........................................       388
      Value of Units issued.......................................   (26,190)
                                                                    --------
      Net cash paid...............................................  $  5,081
                                                                    ========

     D. Summit Properties issued 26,528 and 52,086 (net of 3,960 shares issued but subsequently retired) of restricted stock grants in 1997 and 1996 valued at $546,000 and $1.0 million, respectively, to Summit Employees.

     E. The Operating Partnership accrued distribution payable of $11.0 million, $10.2 million and $7.7 million at December 31, 1997, 1996 and 1995, respectively.

     F. The Operating Partnership issued 106,330 Units, valued at $2.1 million at issuance, for the purchase of land in 1996.

     G. The Operating Partnership issued 45,359 Units, valued at $896,000 at issuance, for the purchase of land in 1995.

11. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and cash equivalents, rents receivable, accounts payable, accrued expenses, security deposits, other liabilities, tax-exempt bond indebtedness and the credit facility are carried at amounts which reasonably approximate their fair values at December 31, 1997.

Fixed rate mortgage debt and unsecured notes with a carrying value of $400 million have an estimated aggregate fair value of approximately $399.4 million at December 31, 1997. Rates currently available to the

Operating Partnership for debt with similar terms and maturities were used to estimate the fair value of this debt.

The fair value estimates presented herein are based on information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively re-valued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

12. GEOGRAPHIC CONCENTRATION

The Operating Partnership's completed Communities are concentrated in three major regions as follows:

                                                                            APARTMENT
                                                                             HOMES --
                                                            NUMBER OF          % OF           % OF
MARKET                                                   APARTMENT HOMES    PORTFOLIO     1997 REVENUES
------                                                   ---------------   ------------   -------------
I-85 Corridor (Raleigh, NC to Atlanta, GA).............       5,892              41%            38%
Central/South Florida..................................       4,663              33%            35%
Washington, DC/Virginia................................       2,789              20%            20%
Other..................................................         872               6%             7%
                                                             ------            ----           ----
                                                             14,216             100%           100%
                                                             ======            ====           ====

The above table does not include Summit Fair Oaks which was acquired on December 31, 1997.

13. INCOME TAXES

Financial Accounting Standard No. 109, "Accounting for Income Taxes" requires a public enterprise to disclose the aggregate difference in the basis of its net assets for financial and tax reporting purposes. The carrying value reported in the Operating Partnership's financial statements exceeded the tax basis by approximately $25.3 million and $24.1 million, as of December 31, 1997 and 1996, respectively. The change between December 31, 1997 and 1996 was primarily due to financial depreciation exceeding tax depreciation by approximately $6.2 million, offset by the financial reporting basis exceeding the tax basis by $7.2 million for the Company's 1997 acquisitions and certain property improvements.

A reconciliation of net income as reported for financial and tax reporting purposes for the years ended December 31, 1997, 1996 and 1995 is as follows (in thousands):

                                                               1997      1996      1995
                                                              -------   -------   -------
Net income for financial reporting purposes.................  $31,934   $20,561   $14,512
Excess of financial reporting depreciation over tax
  depreciation..............................................    6,122     5,749     5,384
Gain on sale of property....................................   (4,365)       --        --
Basis difference in property improvements...................     (957)      260        33
Other.......................................................     (959)     (426)     (128)
                                                              -------   -------   -------
Taxable income of the Operating Partnership.................  $31,775   $26,144   $19,801
                                                              =======   =======   =======

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years 1997 and 1996 are as follows (in thousands):

                                                                YEAR ENDED DECEMBER 31, 1997
                                                            -------------------------------------
                                                             FIRST    SECOND     THIRD    FOURTH
                                                            -------   -------   -------   -------
Revenues..................................................  $27,249   $28,103   $30,068   $31,257
Income before gain on sale of real estate assets..........    6,928     6,856     6,948     6,836
Gain on sale of real estate assets........................       --     4,366        --        --
Net income................................................    6,928    11,222     6,948     6,836
Net income per share -- basic and diluted.................     0.26      0.41      0.25      0.25

                                                                YEAR ENDED DECEMBER 31, 1996
                                                            -------------------------------------
                                                             FIRST    SECOND     THIRD    FOURTH
                                                            -------   -------   -------   -------
Revenues..................................................  $21,430   $23,062   $24,771   $25,226
Income before extraordinary items ........................    4,237     4,345     5,740     6,865
Extraordinary items.......................................       --        --      (626)       --
Net income................................................    4,237     4,345     5,114     6,865
Income per share:
  Income before extraordinary items -- basic and
     diluted..............................................     0.21      0.21      0.24      0.26
  Net income -- basic and diluted.........................     0.21      0.21      0.21      0.26

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION        SCHEDULE III
                               DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                                                GROSS AMOUNT AT WHICH
                                                   INITIAL COSTS             COSTS           CARRIED AT CLOSE OF PERIOD
                                             --------------------------   CAPITALIZED   -------------------------------------
                                                           BUILDINGS      SUBSEQUENT                  BUILDINGS
                                RELATED                       AND             TO                         AND
         APARTMENTS           ENCUMBRANCES     LAND     IMPROVEMENTS(6)   ACQUISITION     LAND     IMPROVEMENTS(6)   TOTAL(1)
         ----------           ------------   --------   ---------------   -----------   --------   ---------------   --------
Summit Arbors...............                 $    780      $  5,066        $    210     $    780      $  5,276       $ 6,056
Summit Aventura.............                    6,367                        25,075        6,368        25,074        31,442
Summit Ballantyne...........                    2,060                        14,171        2,060        14,171        16,231
Summit Beacon Ridge.........                    1,053                         5,839        1,154         5,738         6,892
Summit Belmont..............         (4)          974                        11,107          984        11,097        12,081
Summit Blue Ash.............         (2)        2,033                        11,765        2,169        11,629        13,798
Summit Breckenridge.........                      812                        12,061          812        12,061        12,873
Summit Creek................                    1,430         9,125             258        1,430         9,383        10,813
Summit Creekside............      2,837           414         3,614             382          414         3,996         4,410
Summit Crossing.............      4,162           768         5,174             206          768         5,380         6,148
Summit Del Ray..............         (2)        3,120                        14,796        5,402        12,514        17,916
Summit East Ridge...........      5,100           900         6,303             267          910         6,560         7,470
Summit Eastchester..........      3,814           912         4,699             168          912         4,867         5,779
Summit Fair Oaks............                    4,356        17,215               0        4,356        17,215        21,571
Summit Fairview.............                      404                         4,441          537         4,308         4,845
Summit Fairways.............                    2,819                        15,088        2,819        15,088        17,907
Summit Foxcroft.............      2,728           925         3,797             241          925         4,038         4,963
Summit Gateway..............         (4)        1,738                        10,431        2,256         9,913        12,169
Summit Glen.................         (2)        3,652                        12,837        3,693        12,796        16,489
Summit Green................                    1,970                        16,624        1,970        16,624        18,594
Summit Hampton..............         (4)        2,577                        13,223        2,972        12,828        15,800
Summit Heron's Run..........         (2)        3,154                        10,730        3,192        10,692        13,884
Summit Highland.............         (2)        1,374                         6,249        1,374         6,249         7,623
Summit Hill.................                    2,698         8,500          10,014        2,698        18,514        21,212
Summit Hollow...............      4,809         1,470         7,463             442        1,472         7,903         9,375
Summit Lofts................                    1,800         7,337             667        1,800         8,004         9,804
Summit Mayfaire.............                      936         8,897               4          936         8,901         9,837
Summit McIntosh.............                    1,862                        10,168        1,943        10,087        12,030
Summit Meadow...............         (2)        2,313                         8,483        2,539         8,257        10,796
Summit Norcroft.............         (2)        1,072                         7,083        1,253         6,902         8,155
Summit Norcroft II..........                      381                         3,315          381         3,315         3,696
Summit Oak..................      2,553           400         3,065              32          400         3,097         3,497
Summit Old Town.............      3,048           774         4,693             137          774         4,830         5,604


                                                                        DEPRECIABLE
                              ACCUMULATED      DATE OF         DATE        LIVES
         APARTMENTS           DEPRECIATION   CONSTRUCTION    ACQUIRED      YEARS
         ----------           ------------   ------------    --------   -----------
Summit Arbors...............   $    (528)           1986(5)    5/95     5-40 years
Summit Aventura.............      (1,791)     6/94-12/95      12/93     5-40 years
Summit Ballantyne...........        (147)     7/96-12/97      12/95     5-40 years
Summit Beacon Ridge.........      (1,882)      1/88-7/88       1/88     5-40 years
Summit Belmont..............      (3,947)      1/86-5/87       1/86     5-40 years
Summit Blue Ash.............      (2,336)      1/92-5/92       1/91     5-40 years
Summit Breckenridge.........      (4,346)      7/85-5/87       6/85     5-40 years
Summit Creek................      (1,402)           1983(5)    9/94     5-40 years
Summit Creekside............        (432)           1981(5)    5/95     5-40 years
Summit Crossing.............        (566)           1985(5)    5/95     5-40 years
Summit Del Ray..............      (2,522)      1/92-2/93       1/92     5-40 years
Summit East Ridge...........        (660)           1986(5)    6/95     5-40 years
Summit Eastchester..........        (593)           1981(5)    5/95     5-40 years
Summit Fair Oaks............           -            1990(5)   12/97     5-40 years
Summit Fairview.............      (2,009)      3/82-3/83       3/82     5-40 years
Summit Fairways.............        (626)     9/95-12/96       8/95     5-40 years
Summit Foxcroft.............        (479)           1979(5)    5/95     5-40 years
Summit Gateway..............      (3,215)      1/86-1/87      12/85     5-40 years
Summit Glen.................      (2,561)      5/90-8/92       4/90     5-40 years
Summit Green................        (991)      1/95-6/96      12/94     5-40 years
Summit Hampton..............      (4,524)     11/86-3/88      10/86     5-40 years
Summit Heron's Run..........      (2,817)     7/89-10/90       6/89     5-40 years
Summit Highland.............      (2,451)      3/86-1/87      11/85     5-40 years
Summit Hill.................      (1,883)     11/94-6/96       6/94     5-40 years
Summit Hollow...............        (941)           1976(5)    5/95     5-40 years
Summit Lofts................      (1,270)           1990(5)   10/94     5-40 years
Summit Mayfaire.............        (292)           1995(5)    1/97     5-40 years
Summit McIntosh.............      (2,848)      7/89-6/90       1/89     5-40 years
Summit Meadow...............      (2,317)      8/89-8/90       2/89     5-40 years
Summit Norcroft.............      (1,841)      2/90-3/91      12/89     5-40 years
Summit Norcroft II..........         (15)     3/97-11/97       8/96     5-40 years
Summit Oak..................        (357)           1982(5)    5/95     5-40 years
Summit Old Town.............        (576)           1979(5)    5/95     5-40 years

                                                                                                GROSS AMOUNT AT WHICH
                                                   INITIAL COSTS             COSTS           CARRIED AT CLOSE OF PERIOD
                                             --------------------------   CAPITALIZED   -------------------------------------
                                                           BUILDINGS      SUBSEQUENT                  BUILDINGS
                                RELATED                       AND             TO                         AND
         APARTMENTS           ENCUMBRANCES     LAND     IMPROVEMENTS(6)   ACQUISITION     LAND     IMPROVEMENTS(6)   TOTAL(1)
         ----------           ------------   --------   ---------------   -----------   --------   ---------------   --------
Summit On the River.........                    3,212                        20,734        3,212        20,734        23,946
Summit Palm Lake............         (2)        4,949                        16,868        5,084        16,733        21,817
Summit Park.................                    1,680                        11,078        1,921        10,837        12,758
Summit Perico...............         (2)        1,588                        11,939        2,174        11,353        13,527
Summit Pike Creek...........         (4)        1,132                        10,950        1,259        10,823        12,082
Summit Plantation...........                    3,428        18,485               7        3,428        18,492        21,920
Summit Plantation II........                    4,012                        17,292        4,012        17,292        21,304
Summit Portofino............                    3,864        24,504              15        3,864        24,519        28,383
Summit Providence...........         (2)        3,043                        17,362        3,391        17,014        20,405
Summit Radbourne............      8,599         1,395        12,607             366        1,395        12,973        14,368
Summit Reston...............                    5,434        26,255             499        5,434        26,754        32,188
Summit River Crossing.......                    2,562                        16,664        2,636        16,589        19,225
Summit Russett..............                    3,995                        19,217        3,995        19,217        23,212
Summit Sand Lake............     14,985         4,160        22,979              72        4,160        23,051        27,211
Summit Sedgebrook...........                    1,696                        14,559        1,696        14,559        16,255
Summit Sherwood.............      3,303         1,102         4,863             100        1,106         4,959         6,065
Summit Simsbury.............         (3)          650         4,570             163          650         4,733         5,383
Summit Springs..............         (2)        2,575                        12,297        2,667        12,205        14,872
Summit Square...............         (2)        2,757                        15,067        3,775        14,049        17,824
Summit Station..............                    1,688                        10,294        1,988         9,994        11,982
Summit Stony Point..........         (4)        1,638        13,041             373        1,638        13,413        15,052
Summit Touchstone...........         (3)          766         5,568             172          766         5,740         6,506
Summit Village..............         (2)        3,212                        14,069        3,653        13,628        17,281
Summit Walk.................                      568           237           5,462          983         5,284         6,267
Summit Waterford............         (2)        1,568                        14,368        1,949        13,987        15,936
Summit Windsor..............         (2)          644                         6,329          969         6,004         6,973
Summit Windsor II...........                    3,060        14,497               9        3,060        14,506        17,566
                                             --------      --------        --------     --------      --------       --------
  Total                                      $124,676      $242,554        $462,838     $133,315      $696,749       $830,068
                                             ========      ========        ========     ========      ========       ========


                                                                        DEPRECIABLE
                              ACCUMULATED      DATE OF         DATE        LIVES
         APARTMENTS           DEPRECIATION   CONSTRUCTION    ACQUIRED      YEARS
         ----------           ------------   ------------    --------   -----------
Summit On the River.........        (687)      8/95-6/97      10/94     5-40 years
Summit Palm Lake............      (3,846)      3/90-2/92       1/90     5-40 years
Summit Park.................      (3,317)      4/88-4/89       1/88     5-40 years
Summit Perico...............      (3,069)      1/89-2/90       8/88     5-40 years
Summit Pike Creek...........      (3,724)     11/86-2/88       4/86     5-40 years
Summit Plantation...........      (1,036)      1/94-7/95       4/96     5-40 years
Summit Plantation II........        (153)    10/96-11/97       9/96     5-40 years
Summit Portofino............        (763)           1995(5)    1/97     5-40 years
Summit Providence...........      (4,886)      9/88-2/91       4/88     5-40 years
Summit Radbourne............      (1,098)           1991(5)    5/95     5-40 years
Summit Reston...............      (3,872)           1987(5)    4/94     5-40 years
Summit River Crossing.......        (915)      3/95-9/96      10/94     5-40 years
Summit Russett..............        (393)      7/95-9/97      11/94     5-40 years
Summit Sand Lake............        (722)           1995(5)    2/97     5-40 years
Summit Sedgebrook...........         (65)     6/96-12/97       1/96     5-40 years
Summit Sherwood.............        (592)           1968(5)    5/95     5-40 years
Summit Simsbury.............        (495)           1985(5)    5/95     5-40 years
Summit Springs..............      (3,607)     12/88-4/90      12/88     5-40 years
Summit Square...............      (3,613)      3/89-8/90       2/89     5-40 years
Summit Station..............      (2,402)     10/89-9/90       9/89     5-40 years
Summit Stony Point..........      (2,154)           1986(5)    2/94     5-40 years
Summit Touchstone...........        (594)           1986(5)    5/95     5-40 years
Summit Village..............      (3,413)      9/89-1/91       8/89     5-40 years
Summit Walk.................        (852)      4/92-2/93       4/92     5-40 years
Summit Waterford............      (3,756)      1/89-6/90      11/88     5-40 years
Summit Windsor..............      (1,860)      8/88-8/89       3/95     5-40 years
Summit Windsor II...........        (263)           1988(5)    7/97     5-40 years
                               ---------
  Total                        $(105,313)
                               =========

(1) The aggregate cost for federal income tax purposes at December 31, 1997 is $765.6 million.
(2) Encumbered by fixed rate mortgages of $149.6 million.
(3) Encumbered by fixed rate mortgage of $8.6 million.
(4) Collateral for $54.1 million of letters of credit which serve as collateral for $52.9 million in tax exempt bonds.
(5) Property purchased by Company. Date reflects date construction completed.
(6) Includes furniture, fixtures and equipment.

                                                                    SCHEDULE III

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (DOLLARS IN THOUSANDS)

A summary of activity for real estate assets and accumulated depreciation is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
REAL ESTATE ASSETS(1):
  Balance at beginning of year.............................  $618,102    $524,772    $407,707
                                                             --------    --------    --------
  Acquisitions.............................................   104,469      21,913      82,935
  Improvements.............................................     9,823       4,780       2,560
  Developments.............................................   104,897      66,637      31,570
  Disposition of property..................................    (7,223)         --          --
                                                             --------    --------    --------
                                                              211,966      93,330     117,065
                                                             --------    --------    --------
  Balance at end of year...................................  $830,068    $618,102    $524,772
                                                             ========    ========    ========
ACCUMULATED DEPRECIATION(1):
  Balance at beginning of year.............................  $ 85,031    $ 66,978    $ 51,957
  Depreciation.............................................    22,610      18,053      15,021
  Disposition of property..................................    (2,328)         --          --
                                                             --------    --------    --------
  Balance at end of year...................................  $105,313    $ 85,031    $ 66,978
                                                             ========    ========    ========

(1) Includes only apartment communities and does not include fixed assets used in property development, construction and management of apartment communities.