Form 10-Q
period 1998-03-31
SUMMIT PROPERTIES PARTNERSHIP L P
filed 1998-05-08
CIK 1034235

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                         COMMISSION FILE NUMBER 0-22411
                             ---------------------

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

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.

                                     INDEX

                                                                                    PAGE
                                                                                    ----
PART I        FINANCIAL INFORMATION
              Item
              1.....
                      Financial Statements
                      Consolidated Balance Sheets as of March 31, 1998 and
                      December 31, 1997 (Unaudited)...............................    3
                      Consolidated Statements of Earnings for the three months
                      ended March 31, 1998 and 1997 (Unaudited)...................    4
                      Consolidated Statement of Partners' Equity for the three
                      months ended March 31, 1998 (Unaudited).....................    5
                      Consolidated Statements of Cash Flows for the three months
                      ended March 31, 1998 and 1997 (Unaudited)...................    6
                      Notes to Financial Statements...............................    7
              Item
              2.....
                      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...................................   11
PART II       OTHER INFORMATION
              Item 2
                      Changes in Securities.......................................   21
              Item 6
                      Exhibits Index and Reports on Form 8-K......................   21
              SIGNATURES..........................................................   23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                1998           1997
                                                              ---------    ------------
ASSETS
Real estate assets:
  Land and land improvements................................  $139,889       $133,316
  Buildings and improvements................................   682,174        643,812
  Furniture, fixtures and equipment.........................    56,564         53,573
                                                              --------       --------
                                                               878,627        830,701
  Less: accumulated depreciation............................  (112,519)      (105,979)
                                                              --------       --------
          Operating real estate assets......................   766,108        724,722
  Construction in progress..................................    90,279         82,332
                                                              --------       --------
          Net real estate assets............................   856,387        807,054
Cash and cash equivalents...................................     4,333          3,563
Restricted cash.............................................     3,307          3,180
Deferred financing costs, net...............................     7,481          7,378
Other assets................................................     4,396          4,520
                                                              --------       --------
Total assets................................................  $875,904       $825,695
                                                              ========       ========
LIABILITIES AND PARTNERS' EQUITY
Liabilities:
  Notes payable.............................................  $513,344       $474,673
  Accrued interest payable..................................     3,004          4,916
  Accounts payable and accrued expenses.....................    19,306         19,945
  Distributions payable.....................................    11,675         11,030
  Security deposits and prepaid rents.......................     4,091          3,561
                                                              --------       --------
          Total liabilities.................................   551,420        514,125
                                                              --------       --------

Commitments

Partners' equity:
  Partnership units issued and outstanding 28,380,120 and
     27,438,400
     General partner -- outstanding 283,801 and 274,384.....     3,948          3,847
     Limited partners -- outstanding 28,096,319 and
      27,164,016............................................   320,536        307,723
                                                              --------       --------
          Total partners' equity............................   324,484        311,570
                                                              --------       --------
Total liabilities and partners' equity......................  $875,904       $825,695
                                                              ========       ========

See notes to consolidated financial statements.

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
Revenues:
  Rental....................................................  $   31,373   $   25,780
  Other property income.....................................       1,695        1,321
  Interest..................................................          98           76
  Other income..............................................          73           72
                                                              ----------   ----------
     Total revenues.........................................      33,239       27,249
                                                              ----------   ----------
Expenses:
  Property operating and maintenance:
     Personnel..............................................       2,429        2,166
     Advertising and promotion..............................         511          380
     Utilities..............................................       1,433        1,167
     Building repairs and maintenance.......................       2,070        1,943
     Real estate taxes and insurance........................       3,469        2,695
     Depreciation...........................................       6,540        5,181
     Property supervision...................................         799          662
     Other operating expenses...............................         925          801
                                                              ----------   ----------
                                                                  18,176       14,995
  Interest..................................................       7,298        4,550
  General and administrative................................         801          646
  Loss in equity investments................................          72          130
                                                              ----------   ----------
          Total expenses....................................      26,347       20,321
                                                              ----------   ----------
Income before extraordinary items...........................       6,892        6,928
Extraordinary items.........................................        (185)          --
                                                              ----------   ----------
Net income..................................................       6,707        6,928
Net income allocated to general partner.....................         (67)         (69)
                                                              ==========   ==========
Net income allocated to limited partners....................  $    6,640   $    6,859
                                                              ==========   ==========
Per unit data:
  Income before extraordinary items -- basic................  $     0.25   $     0.26
                                                              ==========   ==========
  Income before extraordinary items -- diluted..............  $     0.24   $     0.26
                                                              ==========   ==========
  Net income -- basic and diluted...........................  $     0.24   $     0.26
                                                              ==========   ==========
  Distributions declared....................................  $     0.41   $     0.40
                                                              ==========   ==========
  Weighted average units -- basic...........................  28,118,113   27,019,341
                                                              ==========   ==========
  Weighted average units -- diluted.........................  28,147,380   27,057,351
                                                              ==========   ==========

See notes to consolidated financial statements.

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.

                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              GENERAL   LIMITED
                                                              PARTNER   PARTNER     TOTAL
                                                              -------   --------   --------
Balance, December 31, 1997..................................  $3,847    $307,723   $311,570
  Distributions.............................................    (117)    (11,585)   (11,702)
  Contributions from Summit Properties related to:
     Proceeds from dividend and stock purchase plans........     158      15,650     15,808
     Excercise of stock options.............................      50         449        499
     Amortization of restricted stock grants................       9          81         90
  Issuance of units related to property acquisition.........      24       2,390      2,414
  Issuance of employee notes................................     (90)       (812)      (902)
  Net income................................................      67       6,640      6,707
                                                              ------    --------   --------
Balance, March 31, 1998.....................................  $3,948    $320,536   $324,484
                                                              ======    ========   ========

See notes to consolidated financial statements.

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                                ----        ----
Cash flows from operating activities:
  Net income................................................  $  6,707    $  6,928
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Extraordinary items....................................       185          --
     Loss on equity method investments......................        72         130
     Depreciation and amortization..........................     6,930       5,437
     Increase in restricted cash............................      (127)       (688)
     Decrease in other assets...............................       137         324
     Increase (decrease) in accrued interest payable........    (1,912)        365
     Increase in accounts payable and accrued expenses......     1,732       1,528
     Increase in security deposits and prepaid rents........       436          44
                                                              --------    --------
          Net cash provided by operating activities.........    14,160      14,068
                                                              --------    --------
Cash flows from investing activities:
  Construction of real estate assets, net of payables.......   (26,595)    (12,768)
  Purchase of Communities...................................   (24,494)    (40,408)
  Capitalized interest......................................    (1,134)     (1,340)
  Recurring capital expenditures............................      (843)       (455)
  Non-recurring capital expenditures, net of payables.......    (1,245)       (922)
                                                              --------    --------
          Net cash used in investing activities.............   (54,311)    (55,893)
                                                              --------    --------
Cash flows from financing activities:
  Debt proceeds.............................................   115,833      44,648
  Debt repayments...........................................   (77,162)     (1,245)
  Distributions to unitholders..............................   (11,097)    (10,447)
  Payments of financing costs...............................      (558)         (5)
  Increase in employee notes................................      (902)         --
  Contributions from Summit Properties related to:
     Proceeds from public offerings.........................        --       6,812
     Proceeds from dividend and stock purchase plans........    15,808       1,057
     Decrease in advance proceeds from direct stock purchase
      plan..................................................    (2,500)         --
     Excercise of stock options.............................       499         718
                                                              --------    --------
          Net cash provided by financing activities.........    40,921      41,538
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents........       770        (287)
Cash and cash equivalents, beginning of period..............     3,563       3,665
                                                              --------    --------
Cash and cash equivalents, end of period....................  $  4,333    $  3,378
                                                              ========    ========
Supplemental disclosure of cash flow information -- Cash
  paid for interest, net of capitalized interest............  $  8,900    $  3,939
                                                              ========    ========

See notes to consolidated financial statements.

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the management of Summit Properties Partnership, L.P. (the "Operating Partnership") in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership's December 31, 1997 audited financial statements and notes thereto included in the Operating Partnership's Annual Report on Form 10-K.

The Operating Partnership conducts the business of developing, acquiring and managing multi-family apartment communities for Summit Properties Inc. ("Summit Properties"). Summit Properties is the sole general partner and majority owner of the Operating Partnership. Summit Properties is a self-administered and self-managed equity real estate investment trust ("REIT").

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share." This pronouncement specifies the computation, presentation and disclosure requirements for earnings per unit. The new standard had no impact on the Operating Partnership's financial statements as the "basic" and "diluted" earnings per unit disclosure required by the pronouncement were the same as "primary" earnings per unit previously reported. The only difference in "basic" and "diluted" weighted average units is the dilutive effect of the Summit Properties stock options outstanding (29,267 and 38,010 units reserved for issuance to Summit Properties upon exercise of stock options added to weighted units outstanding for the three months ended March 31, 1998 and 1997, respectively).

2. ACQUISITIONS, DISPOSITIONS AND COMMITMENTS

Effective March 1, 1998, the Operating Partnership purchased Summit St. Clair (formerly St. Clair Apartments), a 336 apartment community located in Atlanta, Georgia. Summit St. Clair, built in 1997, was purchased for $27.0 million. The Operating Partnership issued to the seller 119,000 units of limited partnership interest ("Units") and paid the remaining $24.5 million in cash.

The following summary of selected unaudited pro forma results of operations presents information as if the purchase of Summit St. Clair had occurred at the beginning of the three months ended March 31, 1998. Summit St. Clair was in construction during the first quarter of 1997 and did not have any operations. Accordingly, no pro forma information is presented for the three months ended March 31, 1997. The pro forma information for the three months ended March 31, 1998 is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (dollars in thousands, except per share amounts):

Net revenues............................................................................................  $  33,794
                                                                                                          =========
Income before extraordinary items.......................................................................  $   6,822
                                                                                                          =========
Net income..............................................................................................  $   6,637
                                                                                                          =========
Earnings per unit -- basic and diluted:
  Income before extraordinary items.....................................................................  $    0.24
                                                                                                          =========
          Net income....................................................................................  $    0.24
                                                                                                          =========

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.

The Operating Partnership has a commitment to purchase a community to be known as Summit Peachford (currently Legacy Square), a 326 apartment community located in Atlanta, Georgia. The purchase is expected to be completed in May 1998 at a purchase price of approximately $27.2 million.

The Operating Partnership has a commitment to sell Summit Providence in May 1998 for approximately $24.8 million. The proceeds of the sale will be used to partially fund the purchase of Summit Peachford. The Operating Partnership expects to recognize a gain on the sale.

The Operating Partnership has six development projects currently under construction with a total estimated cost of $149.3 million. The estimated cost to complete the projects is $81.0 million.

3. NOTES PAYABLE

  Line of Credit

The Operating Partnership obtained a new syndicated unsecured line of credit (the "Unsecured Credit Facility") in the amount of $175 million in March 1998 which replaced the existing $150 million credit facility. The Unsecured Credit Facility provides funds for new development, acquisitions and general working capital purposes. The Unsecured Credit Facility has a three year term with two one-year extension options and will initially bear interest at LIBOR + 90 basis points based upon the Operating Partnership's current credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The interest rate will be reduced in the event an upgrade of the Operating Partnership's unsecured credit rating is obtained. The Unsecured Credit Facility also provides a bid option sub-facility equal to a maximum of fifty percent of the total facility ($87.5 million). This sub-facility provides the Operating Partnership with the option to place borrowings in a fixed LIBOR contract up to 180 days.

  Mortgage Notes

The Operating Partnership has received a commitment to refinance two mortgage loans which had a $148.8 million balance at March 31, 1998. The original loans mature in February 2001 ($119.7 million at 5.88%) and December 2005 ($29.1 million at 7.71%). The refinancing combines the two mortgage loans into one loan at an interest rate equal to the weighted average interest rate of the two previous mortgage loans (6.24%) and with a February 2001 maturity. At the 2001 maturity, the lender and the Operating Partnership have committed to a new loan that will mature in the second quarter of 2008 and has an interest rate of 6.76%.

4. RESTRICTED STOCK

In the three months ended March 31, 1998 and 1997, Summit Properties granted 4,842 and 20,858 shares, respectively, of restricted stock to employees of the Operating Partnership and subsidiaries under Summit Properties' 1994 Stock Option and Incentive Plan. The market value of the restricted stock grants in 1998 and 1997 totaled $101,000 and $456,000, respectively. Unearned compensation is being amortized to expense over the vesting period which ranges from three to five years.

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.

5. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the three months ended March 31, 1998 and 1997 are as follows:

A. The Operating Partnership purchased Summit St. Clair on March 6, 1998 by issuing 119,000 Units, assuming certain liabilities and the payment of cash. The recording of the purchase is summarized as follows (in thousands):

Fixed assets................................................  $27,002
Current liabilities assumed.................................      (94)
Value of Units issued.......................................   (2,414)
                                                              -------
          Cash invested.....................................  $24,494
                                                              =======

B. In the three months ended March 31, 1997, the Operating Partnership purchased three communities (Summit Mayfaire, Summit Portofino and Summit Sand Lake). The Operating Partnership completed the purchase of the three Communities by assuming debt, issuing 194,495 Units, issuing 243,608 Units to Summit Properties in exchange for Summit Properties issuing 243,608 shares of Common Stock, assuming certain liabilities and current assets, and the payment of cash. The recording of the purchase is summarized as follows (in thousands):

Fixed assets................................................  $ 65,170
Other assets................................................        30
Debt assumed................................................   (15,226)
Current liabilities assumed.................................      (694)
Value of Units issued.......................................    (3,939)
Value of Common Stock issued................................    (4,933)
                                                              --------
          Cash invested.....................................  $ 40,408
                                                              ========

C. The Operating Partnership accrued a distribution payable in the amount of $11.7 million and $10.8 million at March 31, 1998 and 1997, respectively.

D. Summit Properties issued 4,842 and 20,858 shares of restricted stock valued at $101,000 and $456,000 during the three months ended March 31, 1998 and 1997, respectively, to employees of the Operating Partnership and subsidiaries.

6. NOTES RECEIVABLE FROM EMPLOYEES

On September 8, 1997, the Board of Directors of Summit Properties approved a Statement of Company Policy, which has subsequently been amended and restated by the Board, on loans to executive officers and certain key employees relating to purchases of Summit Properties' Common Stock (the "Loan Program"). Pursuant to the Loan Program, Summit Properties may lend amounts to the executive officers of Summit Properties and certain key employees of the Operating Partnership and its subsidiaries for one or more of the following purposes: (i) to finance the purchase of Common Stock (a) by executive officers on the open market at the then-current market prices and (b) by other eligible employees through Summit Properties' 1996 Non-Qualified Employee Stock Purchase Plan; (ii) to finance an executive officer's or key employee's payment of the exercise price of one or more stock options to purchase shares of Common Stock granted to such employees under the Summit Properties 1994 Stock Option Plan; or (iii) to finance the annual tax liability of certain executive officers related to the vesting of shares of Common Stock which constitute a portion of a restricted stock award granted to such employees under the 1994 Stock Option Plan. The maximum aggregate amount Summit Properties may loan to an executive officer is $500,000, and the maximum aggregate amount Summit Properties may loan to a qualified employee is $100,000. As of

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.

March 31, 1998, Summit Properties had issued loans to two executive officers in the aggregate amount of $902,000.

7. EXTRAORDINARY ITEMS

The extraordinary items in the three months ended March 31, 1998 resulted from the write-off of deferred financing cost in conjunction with the replacement by the Operating Partnership of its prior credit facility with the Unsecured Credit Facility and prepayment penalties on four mortgage notes which were repaid during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including without limitation statements relating to the operating performance of stabilized communities and to development activities of the Operating Partnership. The Operating Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Operating Partnership are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Operating Partnership's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Operating Partnership's actual results and performance of stabilized and development Communities could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on the operations and future prospects of the Operating Partnership include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs")), availability of capital, interest rates, construction delays due to unavailability of materials, weather conditions or other delays, competition, supply and demand for apartment communities in the Operating Partnership's current and proposed market areas, general accounting principles, policies and guidelines applicable to REITs, and those factors discussed in the last paragraph under the heading "Operating Performance of the Operating Partnership's Fully Stabilized Communities" and in the section entitled "Development Activity--Certain Factors Affecting the Performance of Development Communities" on pages 13 and 18, respectively, of this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

The following discussion should be read in conjunction with the Consolidated Financial Statements of Summit Properties Partnership, L.P. and the Notes thereto appearing elsewhere herein.

HISTORICAL RESULTS OF OPERATIONS

The Operating Partnership's net income is generated primarily from operations of its apartment communities (the "Communities"). The changes in operating results from period to period reflect changes in existing Community performance and increases in the number of apartment homes due to development and acquisition of new Communities. Where appropriate, comparisons are made on a "fully stabilized Communities," "acquisition Communities," "stabilized development Communities" and "Communities in lease-up" basis in order to adjust for changes in the number of apartment homes. A Community is deemed to be "stabilized" when it has attained a physical occupancy level of at least 93%. A Community is deemed "fully stabilized" when stabilized for the two prior years as of the beginning of the current year. A Community is deemed to be a "stabilized development" when stabilized as of the beginning of the current year but not the entire two prior years.

  Results of Operations for the Three Months Ended March 31, 1998 and 1997

For the three months ended March 31, 1998, income before extraordinary items decreased $36,000 to approximately $6.89 million from the three months ended March 31, 1997.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S PORTFOLIO OF COMMUNITIES

The operating performance of the Communities for the three months ended March 31, 1998 and 1997 is summarized below (dollars in thousands):

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ----------------------------
                                                               1998      1997     % CHANGE
                                                              -------   -------   --------
Property revenues:
  Fully stabilized communities..............................  $21,652   $21,388       1.2%
  Acquisition communities...................................    3,449     1,361     153.4%
  Stabilized development communities........................    5,422     3,996      35.7%
  Communities in lease-up...................................    2,545        --     100.0%
  Community sold............................................        0       356    -100.0%
                                                              -------   -------
  Total property revenues...................................   33,068    27,101      22.0%
                                                              -------   -------
Property operating and maintenance expense(1):
  Fully stabilized communities..............................    7,927     7,975      -0.6%
  Acquisition communities...................................    1,105       434     154.6%
  Stabilized development communities........................    1,751     1,269      38.0%
  Communities in lease-up...................................      853        --     100.0%
  Community sold............................................       --       136     100.0%
                                                              -------   -------
  Total property operating and maintenance expense..........   11,636     9,814      18.6%
                                                              -------   -------
  Property operating income.................................  $21,432   $17,287      24.0%
                                                              =======   =======
  Apartment homes, end of period............................   15,316    13,336      14.8%
                                                              =======   =======

---------------

(1) Before real estate depreciation expense.

A summary of the Operating Partnership's apartment homes for the three months ended March 31, 1998 and 1997 is as follows:

                                                               1998     1997
                                                              ------   ------
Apartment homes at January 1................................  14,980   12,454
Acquisitions................................................     336      882
                                                              ------   ------
Apartment homes at March 31.................................  15,316   13,336
                                                              ======   ======

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S FULLY STABILIZED
COMMUNITIES

The operating performance of the 46 Communities stabilized since January 1, 1996 in each of the three months ended March 31, 1998 and 1997, respectively, are summarized below (dollars in thousands except average monthly rental revenue):

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ----------------------------
                                                               1998      1997     % CHANGE
                                                              -------   -------   --------
Property revenues:
  Rental....................................................  $20,589   $20,428      0.8%
  Other.....................................................    1,063       960     10.7%
                                                              -------   -------
Total property revenues.....................................   21,652    21,388      1.2%
                                                              -------   -------
Property operating and maintenance expense(1):
  Personnel.................................................    1,670     1,782     -6.3%
  Advertising and promotion.................................      289       246     17.5%
  Utilities.................................................      979       953      2.7%
  Building repairs and maintenance..........................    1,603     1,686     -4.9%
  Real estate taxes and insurance...........................    2,194     2,132      2.9%
  Property supervision......................................      537       535      0.4%
  Other operating expense...................................      655       641      2.2%
                                                              -------   -------
Total property operating and maintenance expense............    7,927     7,975     -0.6%
                                                              -------   -------
Property operating income...................................  $13,725   $13,413      2.3%
                                                              =======   =======
Average physical occupancy(2)...............................     92.5%     93.2%    -0.7%
                                                              =======   =======
Average monthly rental revenue(3)...........................  $   741   $   721      2.8%
                                                              =======   =======
Number of apartment homes...................................   10,278    10,278
                                                              =======   =======

---------------

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

The slight increase in rental revenue from fully stabilized Communities was primarily the result of increases in average rental rates offset by a small decline in average physical occupancy. Property operating and maintenance expenses were stable with increases in advertising and promotion and real estate taxes, offset by a decrease in personnel expense and building repair and maintenance expense. The decrease in personnel expense and building repair and maintenance was due to the Operating Partnership's ongoing efforts to control expenses. As a percentage of total property revenue, property operating and maintenance expenses decreased for the three months ended March 31, 1997 and 1998 from 37.3% to 36.6%, respectively.

The 1.2% rate of growth in property revenues was lower than the 2.6% rate of growth in property revenues achieved from the first quarter of 1996 compared to first quarter 1997. The growth rate was lower primarily as a result of a new supply of competing multi-family communities and the increase in home affordability in some of the markets in which the Operating Partnership operates. This lower growth rate was especially noticeable in the Sarasota, Florida and Charlotte, North Carolina markets. The Operating Partnership expects property growth rates for the remainder of 1998 to be similar to the first three months of 1998 as the supply of new multi-family communities continues to increase, balanced by the continued strength of the local economies in which the Operating Partnership operates. The Operating Partnership believes its expectations with respect to property revenue growth are based on reasonable assumptions as to future economic conditions and the quantity of competitive multi-family communities in the markets in which the Operating Partnership does business. However, there can be no assurance that actual results will not differ from these assumptions, which could result in lower property revenue.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S ACQUISITION COMMUNITIES

Acquisition communities consist of Summit Fair Oaks, Summit Portofino, Summit Sand Lake and Summit Windsor II acquired in 1997 (1,290 apartment homes) and Summit St. Clair (336 apartment homes) acquired on March 6, 1998. Summit Portofino and Summit Sand Lake were acquired in the first quarter of 1997 and Summit Windsor II and Summit Fair Oaks were acquired in the third and fourth quarters of 1997, respectively. Summit Mayfaire was purchased effective January 1, 1997 and therefore is included in stabilized Communities. The operations of these Communities for the three months ended March 31, 1998 and 1997 are summarized as follows (dollars in thousands except average monthly rental revenue):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Property revenues:
  Rental revenues...........................................  $3,283     $1,283
  Other property revenue....................................     166         78
                                                              ------     ------
Total property revenues.....................................   3,449      1,361
                                                              ------     ------
Property operating and maintenance expense(1)...............   1,105        434
                                                              ------     ------
Property operating income...................................  $2,344     $  927
                                                              ======     ======
Average physical occupancy(2)...............................    93.6%      94.9%
                                                              ======     ======
Average monthly rental revenue(3)...........................  $  857     $  858
                                                              ======     ======
Number of apartment homes...................................   1,626        738
                                                              ======     ======

---------------

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

The unleveraged yield on investment, defined as property operating income for the three months ended March 31, 1998 on an annualized basis over total acquisition cost, was 9.15%.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S STABILIZED DEVELOPMENT COMMUNITIES

The Operating Partnership had seven development communities (Summit Aventura, Summit Hill II, Summit Green, Summit River Crossing, Summit Fairways, Summit on the River and Summit Russett) which were stabilized during the entire three months ended March 31, 1998 but were stabilized subsequent to January 1, 1996. The operating performance of these seven Communities for the three months ended March 31, 1998 and 1997 is summarized below (dollars in thousands except average monthly rental revenue):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Property revenues:
  Rental revenues...........................................  $5,094     $3,779
  Other property revenue....................................     328        217
                                                              ------     ------
Total property revenues.....................................   5,422      3,996
                                                              ------     ------
Property operating and maintenance expense(1)...............   1,751      1,269
                                                              ------     ------
Property operating income...................................  $3,671     $2,727
                                                              ======     ======
Average physical occupancy(2)...............................    92.4%      70.3%
                                                              ======     ======
Average monthly rental revenue(3)...........................  $  886     $  862
                                                              ======     ======
Number of apartment homes...................................   2,106      2,106
                                                              ======     ======

---------------

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

The unleveraged yield on investment, defined as property operating income for the three months ended March 31, 1998 on an annualized basis over total development cost, was 10.10%.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S COMMUNITIES IN LEASE-UP

The Operating Partnership had six Communities in lease-up during the three months ended March 31, 1998. A Community in lease-up is defined as one which has commenced rental operations but has not reached stabilization. A summary of the six Communities in lease-up as of March 31, 1998 is as follows (dollars in thousands):

                                                                                                                       %
                                               TOTAL       ACTUAL/                         HOMES                    LEASED
                                 NUMBER OF    ACTUAL/    ANTICIPATED       ACTUAL/       COMPLETED      Q1 1998      AS OF
                                 APARTMENT   ESTIMATED   CONSTRUCTION    ANTICIPATED    AT MARCH 31,    AVERAGE    MARCH 31,
COMMUNITY                          HOMES       COST       COMPLETION    STABILIZATION       1998       OCCUPANCY     1998
---------                        ---------   ---------   ------------   -------------   ------------   ---------   ---------
Summit Stonefield..............      216      $19,660      Q1 1998         Q1 1998          216          92.21%     100.00%
Summit Ballantyne I............      246       16,330      Q4 1997         Q2 1998          246          73.76%      90.65%
Summit Sedgebrook I............      248       16,320      Q4 1997         Q2 1998          248          64.15%      78.23%
Summit Plantation II...........      240       21,270      Q4 1997         Q2 1998          240          78.59%      85.42%
Summit Norcroft II.............       54        3,500      Q4 1997         Q1 1998           54          88.28%      93.52%
Summit Lake I..................      302       20,100      Q2 1998         Q3 1998          242          40.82%      60.93%
                                   =====      =======
                                   1,306      $97,180
                                   =====      =======

Property operating income after interest expense for the three months ended March 31, 1998 was $194,000 for the six Communities in lease-up.

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

The operating performance of Summit Management Operating Partnership (the "Management Company") and its wholly-owned subsidiary, Summit Apartment Builders Inc. (the "Construction Company"), for the three months ended March 31, 1998 and 1997 is summarized below (dollars in thousands):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Revenue.....................................................  $1,458     $1,398
Expenses
  Operating.................................................   1,324      1,333
  Depreciation..............................................      59         48
  Amortization..............................................      72         72
  Interest..................................................      75         75
                                                              ------     ------
  Total expenses............................................   1,530      1,528
                                                              ------     ------
Net loss of Summit Management Company.......................  $  (72)    $ (130)
                                                              ======     ======

The change in revenue was a result of higher revenues from managing the Operating Partnership's Communities and higher revenues from construction activity, offset by lower revenues for managing third party communities.

Total average third party apartment homes under management were 3,894 and 5,787 at March 31, 1998 and 1997, respectively. The decrease was primarily due to termination of two Management Company's contracts to manage six apartment communities. The contracts were terminated as a result of a change in ownership of the apartment communities. Property management fees include $300,000 and $474,000 of fees from third parties for the three months ended March 31, 1998 and 1997, respectively. Property management fees from third parties as a percentage of total property management revenues were 26.2% and 40.1% for the three months ended March 31, 1998 and 1997, respectively. The Operating Partnership expects third party management revenue as a percentage of total property management revenues to continue to decline as revenues from the Operating Partnership's Communities continue to increase.

Construction Company revenues increased in 1998 compared to 1997 as a result of the Operating Partnership's decision to expand its in-house construction operations in the state of Florida to cover the entire geographic area in which the Operating Partnership operates. All of the Construction Company's income is from contracts with the Operating Partnership.

OTHER INCOME AND EXPENSES

Interest expense, including amortization of deferred financing costs, increased by $2.7 million. This increase was primarily the result of an increase in the Operating Partnership's average indebtedness outstanding which increased by $138.5 million and by the Operating Partnership's effective interest cost increasing from 6.49% in 1997 to 6.68% in 1998.

Depreciation expense increased $1.4 million or 26.2% for the three months ended March 31, 1998, primarily due to depreciation on recently acquired or developed Communities.

General and administrative expenses increased $155,000 or 24.0% for the three months ended March 31, 1998, primarily due to expenses related to the Operating Partnership's overall growth. As a percentage of revenues, general and administrative expenses were 2.4% for both the three months ended March 31, 1998 and 1997.

EXTRAORDINARY ITEMS

The extraordinary items in the three months ended March 31, 1998 resulted from the write-off of deferred financing cost in conjunction with the replacement by the Operating Partnership of its prior credit facility with the Unsecured Credit Facility (as hereafter defined) and prepayment penalties on four mortgage notes which were repaid during the period.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

The Operating Partnership's net cash provided by operating activities increased from $14.1 million for the three months ended March 31, 1997 to $14.2 million for the same period in 1998 primarily due to a $4.1 million increase in property income and a decrease in restricted cash offset by a $5.0 million increase in interest paid. The increase in interest paid was primarily due to a $2.7 million increase in interest expense and the payment of the first semi-annual payment on the $125 million unsecured notes issued in August 1997.

Net cash used in investing activities decreased from $55.9 million for the three months ended March 31, 1997 to $54.3 million for the same period in 1998 due to a decrease in the number of acquisition Communities, partially offset by an increase in the development of Communities and higher capital expenditures on existing properties.

Net cash provided by financing activities decreased from $41.5 million for the three months ended March 31, 1997 to $40.9 million for the same period in 1998, primarily due to a net decrease in borrowings, the issuance of notes receivable from employees and the payment of higher distributions to unitholders, offset by an increase in Summit Properties equity proceeds contributed to the Operating Partnership from Summit Properties' dividend reinvestment and stock purchase plans.

The ratio of earnings to fixed charges was $1.68 for the three months ended March 31, 1998 compared to $1.94 for the three months ended March 31, 1997. The decrease is primarily due to increased interest expense as discussed in "Historical Results of Operations -- Other Income and Expenses" above.

The Operating Partnership's outstanding indebtedness at March 31, 1998 totaled $513.3 million. This amount includes approximately $191.9 million in fixed rate conventional mortgages, $52.5 million of variable rate tax-exempt bonds, $186.0 million of unsecured notes, $9.2 million of tax-exempt fixed rate loans, and $73.7 million under the Unsecured Credit Facility (as hereinafter defined).

The Operating Partnership repaid four mortgage notes with a balance of $11.9 million during the three months ended March 31, 1998. The mortgage notes had an 8% interest rate and were repaid from the borrowings under the Operating Partnership's credit facility.

The Operating Partnership expects to meet its short-term liquidity requirements (i.e., liquidity requirements arising within 12 months) including capital expenditures relating to maintaining its existing properties (recurring capital expenditures), generally through its working capital, net cash provided by operating activities and borrowings under its line of credit. The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and to satisfy Summit Properties applicable REIT dividend payment requirements. The Operating Partnership expects to meet its long-term liquidity requirements (i.e., liquidity requirements arising after 12 months), such as scheduled mortgage debt maturities, property acquisitions, financing of construction and development activities and other non-recurring capital improvements through the issuance of unsecured notes and equity securities of Summit Properties, from undistributed FFO, from proceeds received from the disposition of certain properties, and in connection with the acquisition of land or improved property, through the issuance of Units.

  Line of Credit

The Operating Partnership obtained a new syndicated unsecured line of credit (the "Unsecured Credit Facility") in the amount of $175 million in March 1998 which replaced the existing $150 million credit facility. The Unsecured Credit Facility provides funds for new development, acquisitions and general working capital purposes. The Unsecured Credit Facility has a three year term with two one-year extension options and will initially bear interest at LIBOR + 90 basis points based upon the Operating Partnership's current credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The interest rate will be reduced in the event an upgrade of the Operating Partnership's unsecured credit rating is obtained. The Unsecured Credit Facility also provides a bid option sub-facility equal to a maximum of fifty percent of the total facility ($87.5 million). This sub-facility provides the Operating Partnership with the option to place borrowings in a fixed LIBOR contract up to 180 days.

  Mortgage Notes

The Operating Partnership has received a commitment to refinance two mortgage loans which had a $148.8 million balance at March 31, 1998. The original loans mature in February 2001 ($119.7 million at 5.88%) and December 2005 ($29.1 million at 7.71%). The refinancing combines the two mortgage loans into one loan at an interest rate equal to the weighted average interest rate of the two previous mortgage loans (6.24%) and with a February 2001 maturity. At the 2001 maturity, the lender has committed to a new loan that will mature in the second quarter of 2008 and has an interest rate of 6.76%.

ACQUISITIONS AND DISPOSITION

Effective March 1, 1998, the Operating Partnership purchased Summit St. Clair (formerly St. Clair Apartments), a 336 apartment community located in Atlanta, Georgia. Summit St. Clair, built in 1997, was purchased for $27.0 million. The Operating Partnership issued 119,000 Units and paid the remaining $24.5 million in cash.

The Operating Partnership has a commitment to purchase Summit Peachford (formerly Legacy Square), a 326 apartment community located in Atlanta, Georgia. The purchase is expected to be completed in May 1998 at a purchase price of approximately $27.2 million.

The Operating Partnership has a commitment to sell Summit Providence in May 1998 for approximately $24.8 million. The proceeds of the sale will be used to fund the purchase of Summit Peachford. The Operating Partnership expects to recognize a gain on the sale.

DEVELOPMENT ACTIVITY

The Operating Partnership's developments in process at March 31, 1998 are summarized as follows (dollars in thousands):

                                                                         TOTAL                 ESTIMATED    ANTICIPATED
                                                           APARTMENT   ESTIMATED   COST TO      COST TO     CONSTRUCTION
COMMUNITY                                                    HOMES       COSTS       DATE       COMPLETE     COMPLETION
---------                                                  ---------   ---------   --------    ----------   ------------
Summit Doral-Miami, FL...................................      260     $ 22,800    $ 4,722      $18,078       Q1 1999
Summit Westwood-Raleigh, NC..............................      354       24,400      4,923       19,477       Q2 1999
Summit Lake I-Raleigh, NC................................      302       20,100     19,567          533       Q2 1998
Summit Fair Lakes I-Fairfax, VA..........................      370       32,900     15,369       17,531       Q1 1999
Summit New Albany I-Columbus, OH.........................      301       22,600     12,346       10,254       Q1 1999
Summit Governor's Village-Chapel Hill, NC................      242       16,400      6,653        9,747       Q1 1999
Summit Ballantyne II-Charlotte, NC.......................      154       10,100      4,754        5,346       Q3 1998
                                                             -----     --------    -------      -------
                                                             1,983      149,300     68,334       80,966
Other development and construction costs.................       --           --     21,945(1)        --
                                                             -----     --------    -------      -------
                                                             1,983     $149,300    $90,279      $80,966
                                                             =====     ========    =======      =======

---------------

(1) Consists primarily of land held for development and other predevelopment costs.

Estimated costs to complete the development communities and the purchase commitment for Summit Peachford represent all of the Operating Partnership's material commitments for capital expenditures.

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

FUNDS FROM OPERATIONS

The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Operating Partnership computes Funds from Operations in accordance with the standards established by the White Paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Funds Available for Distribution is defined as Funds from Operations less capital expenditures funded by operations (recurring capital expenditures). The Operating Partnership's methodology for calculating Funds Available for Distribution may differ from the methodology for calculating Funds Available for Distribution utilized by other REITs, and accordingly, may not be comparable to other REITs. Funds from Operations and Funds Available for Distribution do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, property acquisitions, development, dividends and distributions or other commitments and uncertainties. Funds from Operations and Funds Available for Distribution should not be considered as alternatives to net income (determined in accordance with GAAP) as an indication of the Operating Partnership's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Operating Partnership's liquidity, nor are they indicative of funds available to fund the Operating Partnership's cash needs, including its ability to make dividends/distributions. The Operating Partnership believes Funds from Operations and Funds Available for Distribution are helpful to investors as measures of the performance of the Operating Partnership because, along with cash flows from operating activities, financing activities and investing activities, they provide investors with an understanding of the ability of the Operating Partnership to incur and service debt and make capital expenditures.

Funds from Operations and Funds Available for Distribution for the three months ended March 31, 1998 and 1997 are calculated as follows (dollars in thousands):

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Net income..................................................  $     6,707   $     6,928
Extraordinary items.........................................          185            --
                                                              -----------   -----------
  Adjusted net income.......................................        6,892         6,928
Depreciation of real estate assets..........................        6,521         5,172
                                                              -----------   -----------
Funds from Operations.......................................       13,413        12,100
Recurring capital expenditures(1)...........................         (843)         (455)
                                                              -----------   -----------
Funds Available for Distribution............................  $    12,570   $    11,645
                                                              ===========   ===========
Non-recurring capital expenditures(1)(2)....................  $       763   $       922
                                                              ===========   ===========
Cash Flow Provided By (Used In):
  Operating Activities......................................  $    14,160   $    14,068
  Investing Activities......................................      (54,311)      (55,893)
  Financing Activities......................................  $    40,921   $    41,538
Weighted average units outstanding -- basic.................   28,118,113    27,019,341
                                                              ===========   ===========
Weighted average units outstanding -- diluted...............   28,147,380    27,057,351
                                                              ===========   ===========

---------------

(1) Recurring capital expenditures are expected to be funded from operations and consist primarily of exterior painting, new appliances, vinyl, blinds, tile, and wallpaper. In contrast, non-recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities and are therefore not included in the calculation of Funds Available for Distribution.
(2) Non-recurring capital expenditures include major renovations in the amount of $261,000 in 1998 and $871,000 in 1997; $227,000 of fitness center and key controls in 1998; and $186,000 of improvements at Summit Norcroft I done in conjunction with development of Summit Norcroft II.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

During the three months ended March 31, 1998 the Operating Partnership has issued Units in private placements in reliance on the exemption from registration under section 4(2) of the Securities Act in the amounts and for the consideration set forth below:

     A. Summit Properties Inc. ("Summit Properties") has issued an aggregate of 772,217 shares of Common Stock pursuant to its Dividend Reinvestment and Stock Purchase Plan. Summit Properties has contributed the proceeds (approximately $15.4 million) of these sales to the Operating Partnership in consideration of an aggregate of 772,217 Units.

     B. In connection with the purchase of Summit St. Clair in March 1998, the Operating Partnership issued 119,000 shares (valued at approximately $2.4 million at the time of the acquisition) to the sellers of Summit St. Clair in partial consideration of their interest in the property.

     C. Summit Properties has issued an aggregate of 27,000 shares of Common Stock pursuant to the exercise of stock options. Summit Properties has contributed the proceeds (approximately $499,000) of these options to the Operating Partnership in consideration of an aggregate 27,000 Units.

     D. Summit Properties has issued an aggregate of 18,525 shares of Common Stock pursuant to its Employee Stock Purchase Plan. Summit Properties has contributed the proceeds (approximately $391,000) of these sales to the Operating Partnership in consideration of an aggregate of 18,525 Units.

     E. Summit Properties has issued an aggregate of 4,842 shares of Common Stock in connection with restricted stock awards. Each time a share of Common Stock is issued in connection with such an award, the Operating Partnership issues a Unit to Summit Properties; consequently, 4,842 Units have been issued to Summit Properties to date.

In light of the circumstances under which such Units were issued and information obtained by the Operating Partnership in connection with such transactions, management of Summit Properties, in its capacity as general partner of the Operating Partnership, believes that the Operating Partnership may rely on such exemption.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

 3.1 Amendment No. 11 to the Limited Partnership Agreement of the Operating Partnership (filed herewith).

10.1 Credit Agreement, dated as of March 27, 1998, by and among Summit Properties Partnership, L.P., Summit Properties Inc., the Banks listed on the signature pages thereof and the other Lenders from time to time party thereto, and First Union National Bank, as Administrative Agent for the Lenders thereunder (Incorporated by reference to Exhibit 10.1 to Summit Properties' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, File No. 001-12792).

10.2 Promissory Note, dated as of January 28, 1998, evidencing a loan of $42,258 to Michael L. Schwarz for the purpose of paying tax liability associated with Restricted Stock Award (Incorporated by reference to Exhibit 10.2 to Summit Properties' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, File No. 001-12792).

10.3 Promissory Note, dated as of January 30, 1998, evidencing a loan of $361,785 to Michael L. Schwarz for the purpose of purchasing shares of Common Stock of Summit Properties Inc. (Incorporated by reference to
     Exhibit 10.3 to Summit Properties' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, File No. 001-12792).

10.4 Promissory Note, dated as of January 28, 1998, evidencing a loan of $57,418 to William B. Hamilton for the purpose of paying tax liability associated with Restricted Stock Award (Incorporated by reference to

     Exhibit 10.4 to Summit Properties' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, File No. 001-12792).

10.5 Promissory Note, dated as of January 30, 1998, evidencing a loan of $441,562 to William B. Hamilton for the purpose of purchasing shares of Common Stock of Summit Properties Inc. (Incorporated by reference to
     Exhibit 10.5 to Summit Properties' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, File No. 001-12792).

12.1 Statement Regarding Calculation of Ratio of Earnings to Fixed Charges for the Three Months ended March 31, 1998 (filed herewith).

27.1 Financial Data Schedule for the Three Months Ended March 31, 1998 (filed herewith)(for SEC use only).

(B) REPORTS ON FORM 8-K

NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in capacities and on the dates indicated. Each of the persons set forth below has signed this report as an officer of Summit Properties Inc., in its capacity as general partner of Summit Properties Partnership, L.P.

                                            SUMMIT PROPERTIES PARTNERSHIP, L.P.

May 8, 1998                                 /s/ WILLIAM F. PAULSEN
                                            -----------------------------------
                                               William F. Paulsen, President
                                                and Chief Executive Officer

May 8, 1998                                 /s/ MICHAEL L. SCHWARZ
                                            -----------------------------------
                                               Michael L. Schwarz, Executive
                                                 Vice President and Chief
                                                     Financial Officer

                                 EXHIBIT INDEX

(A) EXHIBITS

 3.1 Amendment No. 11 to the Limited Partnership Agreement of the Operating Partnership (filed herewith).

10.1 Credit Agreement, dated as of March 27, 1998, by and among Summit Properties Partnership, L.P., Summit Properties Inc., the Banks listed on the signature pages thereof and the other Lenders from time to time party thereto, and First Union National Bank, as Administrative Agent for the Lenders thereunder (Incorporated by reference to Exhibit 10.1 to Summit Properties' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, File No. 001-12792).

10.2 Promissory Note, dated as of January 28, 1998, evidencing a loan of $42,258 to Michael L. Schwarz for the purpose of paying tax liability associated with Restricted Stock Award (Incorporated by reference to Exhibit 10.2 to Summit Properties' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, File No. 001-12792).

10.3 Promissory Note, dated as of January 30, 1998, evidencing a loan of $361,785 to Michael L. Schwarz for the purpose of purchasing shares of Common Stock of Summit Properties Inc. (Incorporated by reference to
     Exhibit 10.3 to Summit Properties' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, File No. 001-12792).

10.4 Promissory Note, dated as of January 28, 1998, evidencing a loan of $57,418 to William B. Hamilton for the purpose of paying tax liability associated with Restricted Stock Award (Incorporated by reference to Exhibit 10.4 to Summit Properties' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, File No. 001-12792).

10.5 Promissory Note, dated as of January 30, 1998, evidencing a loan of $441,562 to William B. Hamilton for the purpose of purchasing shares of Common Stock of Summit Properties Inc. (Incorporated by reference to
     Exhibit 10.5 to Summit Properties' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, File No. 001-12792).

12.1 Statement Regarding Calculation of Ratio of Earnings to Fixed Charges for the Three Months ended March 31, 1998 (filed herewith).

27.1 Financial Data Schedule for the Three Months Ended March 31, 1998 (filed herewith)(for SEC use only).