Form 10-Q
period 1998-06-30
SUMMIT PROPERTIES PARTNERSHIP L P
filed 1998-08-14
CIK 1034235

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________TO ____________.

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

        212 S. TRYON STREET, SUITE 500, CHARLOTTE, NORTH CAROLINA 28281
              (Address of principal executive offices -- zip code)

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

Yes  X           No
   -----           -----
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.

                                     INDEX

                                                                                    PAGE
                                                                                    ----
PART I        FINANCIAL INFORMATION
              Item 1  Financial Statements
                      Consolidated Balance Sheets as of June 30, 1998 and December
                      31, 1997 (Unaudited)........................................    3
                      Consolidated Statements of Earnings for the three and six
                      months ended June 30, 1998 and 1997 (Unaudited).............    4
                      Consolidated Statement of Partners' Equity for the six
                      months ended June 30, 1998 (Unaudited)......................    5
                      Consolidated Statements of Cash Flows for the six months
                      ended June 30, 1998 and 1997 (Unaudited)....................    6
                      Notes to Financial Statements...............................    7
              Item 2  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...................................   11
PART II       OTHER INFORMATION
              Item 2  Changes in Securities.......................................   23
              Item 6  Exhibits Index and Reports on Form 8-K......................   23
              SIGNATURES..........................................................   24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------

ASSETS
Real estate assets:
  Land and land improvements................................  $141,143     $133,316
  Buildings and improvements................................   710,308      643,812
  Furniture, fixtures and equipment.........................    58,214       53,573
                                                              --------     --------
                                                               909,665      830,701
  Less: accumulated depreciation............................  (114,258)    (105,979)
                                                              --------     --------
          Operating real estate assets......................   795,407      724,722
  Construction in progress..................................   102,086       82,332
                                                              --------     --------
          Net real estate assets............................   897,493      807,054
Cash and cash equivalents...................................     2,387        3,563
Restricted cash.............................................     9,597        3,180
Deferred financing costs, net...............................     7,490        7,378
Other assets................................................     6,229        4,520
                                                              --------     --------
Total assets................................................  $923,196     $825,695
                                                              ========     ========

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
  Notes payable.............................................  $539,201     $474,673
  Accrued interest payable..................................     4,726        4,916
  Accounts payable and accrued expenses.....................    23,964       19,945
  Distributions payable.....................................    11,793       11,030
  Security deposits and prepaid rents.......................     4,003        3,561
                                                              --------     --------
          Total liabilities.................................   583,687      514,125
                                                              --------     --------
Commitments and contingencies
Partners' equity:
  Partnership units issued and outstanding 28,938,737 and
     27,438,400
     General partner -- outstanding 289,377 and 274,384.....     4,104        3,847
     Limited partners -- outstanding 28,649,360 and
      27,164,016............................................   335,405      307,723
                                                              --------     --------
          Total partners' equity............................   339,509      311,570
                                                              --------     --------
Total liabilities and partners' equity......................  $923,196     $825,695
                                                              ========     ========

See notes to consolidated financial statements (unaudited).

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         JUNE 30,                  JUNE 30,
                                                  -----------------------   -----------------------
                                                     1998         1997         1998         1997
                                                  ----------   ----------   ----------   ----------
Revenues:
  Rental........................................  $   32,423   $   26,328   $   63,796   $   52,108
  Other property income.........................       1,894        1,577        3,589        2,898
  Interest......................................         180          132          278          208
  Other income..................................          74           66          147          138
                                                  ----------   ----------   ----------   ----------
          Total revenues........................      34,571       28,103       67,810       55,352
                                                  ----------   ----------   ----------   ----------
Expenses:
  Property operating and maintenance:
     Personnel..................................       2,681        2,306        5,110        4,472
     Advertising and promotion..................         595          442        1,106          822
     Utilities..................................       1,450        1,144        2,883        2,311
     Building repairs and maintenance...........       2,408        2,113        4,478        4,056
     Real estate taxes and insurance............       3,401        2,843        6,870        5,538
     Depreciation...............................       6,861        5,430       13,401       10,611
     Property supervision.......................         842          678        1,641        1,340
     Other operating expenses...................         915          758        1,840        1,559
                                                  ----------   ----------   ----------   ----------
                                                      19,153       15,714       37,329       30,709
  Interest......................................       7,661        5,042       14,959        9,592
  General and administrative....................         735          596        1,536        1,242
  Loss (income) in equity investments...........        (115)        (105)         (43)          25
                                                  ----------   ----------   ----------   ----------
          Total expenses........................      27,434       21,247       53,781       41,568
                                                  ----------   ----------   ----------   ----------
Income before gain on sale of real estate assets
  and extraordinary items.......................       7,137        6,856       14,029       13,784
Gain on real estate assets......................       8,731        4,366        8,731        4,366
                                                  ----------   ----------   ----------   ----------
Income before extraordinary items...............      15,868       11,222       22,760       18,150
Extraordinary items.............................          --           --         (185)          --
                                                  ----------   ----------   ----------   ----------
Net income......................................      15,868       11,222       22,575       18,150
Net income allocated to general partner.........        (159)        (112)        (226)        (181)
                                                  ----------   ----------   ----------   ----------
Net income allocated to limited partners........  $   15,709   $   11,110   $   22,349   $   17,969
                                                  ==========   ==========   ==========   ==========
Per unit data:
  Income before extraordinary items -- basic and
     diluted....................................  $     0.55   $     0.41   $     0.80   $     0.67
                                                  ==========   ==========   ==========   ==========
  Net income -- basic and diluted...............  $     0.55   $     0.41   $     0.79   $     0.67
                                                  ==========   ==========   ==========   ==========
  Distributions declared........................  $     0.41   $     0.40   $     0.82   $     0.80
                                                  ==========   ==========   ==========   ==========
  Weighted average units -- basic...............  28,785,476   27,302,798   28,449,861   27,161,146
                                                  ==========   ==========   ==========   ==========
  Weighted average units -- diluted.............  28,810,928   27,333,968   28,478,149   27,192,559
                                                  ==========   ==========   ==========   ==========

See notes to consolidated financial statements (unaudited).

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.

                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              GENERAL   LIMITED
                                                              PARTNER   PARTNER     TOTAL
                                                              -------   --------   --------
Balance, January 1, 1998....................................  $3,847    $307,723   $311,570
  Distributions.............................................    (235)    (23,233)   (23,468)
  Contributions from Summit Properties related to:
     Proceeds from dividend reinvestment and stock purchase
       plans................................................     239      23,629     23,868
     Exercise of stock options..............................      50         449        499
     Amortization of restricted stock grants................      20         180        200
  Issuance of units related to property acquisition.........      52       5,161      5,213
  Issuance of employee notes receivable.....................     (95)       (853)      (948)
  Net income................................................     226      22,349     22,575
                                                              ------    --------   --------
Balance, June 30, 1998......................................  $4,104    $335,405   $339,509
                                                              ======    ========   ========

See notes to consolidated financial statements (unaudited).

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Cash flows from operating activities:
  Net income................................................  $22,575   $18,150
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Extraordinary items....................................      185        --
     (Gain) loss on equity method investments...............      (43)       25
     Gain on sale of real estate assets.....................   (8,731)   (4,366)
     Depreciation and amortization..........................   14,097    11,130
     Increase in restricted cash............................     (104)     (660)
     Increase in other assets...............................   (1,494)     (773)
     Increase (decrease) in accrued interest payable........     (190)      526
     Increase in accounts payable and accrued expenses......    3,428     3,185
     Increase in security deposits and prepaid rents........      361       (56)
                                                              -------   -------
          Net cash provided by operating activities.........   30,084    27,161
                                                              -------   -------
Cash flows from investing activities:
  Construction of real estate assets, net of payables.......  (56,921)  (39,562)
  Purchase of Communities...................................  (48,930)  (40,408)
  Proceeds from sale of a Community.........................   17,619        --
  Capitalized interest......................................   (2,628)   (2,948)
  Recurring capital expenditures............................   (2,761)   (1,471)
  Non-recurring capital expenditures, net of payables.......   (1,487)   (2,147)
                                                              -------   -------
          Net cash used in investing activities.............  (95,108)  (86,536)
                                                              -------   -------
Cash flows from financing activities:
  Net borrowings on line of credit..........................   78,575    76,424
  Repayments of mortgage debt...............................  (14,060)   (1,888)
  Repayments of tax exempt bonds............................     (840)     (836)
  Distributions to unitholders..............................  (22,746)  (21,199)
  Increase in employee notes................................     (948)       --
  Contributions from Summit Properties related to:
     Net proceeds from dividend reinvestment and stock
      purchase plans........................................   23,368     1,024
     Proceeds from public offerings.........................       --     6,813
     Exercise of stock options..............................      499       718
                                                              -------   -------
          Net cash provided by financing activities.........   63,848    61,056
                                                              -------   -------
Net increase (decrease) in cash and cash equivalents........   (1,176)    1,681
Cash and cash equivalents, beginning of period..............    3,563     3,665
                                                              -------   -------
Cash and cash equivalents, end of period....................  $ 2,387   $ 5,346
                                                              =======   =======
Supplemental disclosure of cash flow information -- Cash
  paid for interest, net of capitalized interest............  $14,637   $ 8,573
                                                              =======   =======

See notes to consolidated financial statements (unaudited).

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the management of Summit Properties Partnership, L.P. (the "Operating Partnership") in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership's December 31, 1997 audited financial statements and notes thereto included in the Operating Partnership's Annual Report on Form 10-K.

The Operating Partnership conducts the business of developing, acquiring and managing multi-family apartment communities for Summit Properties Inc. ("Summit Properties"). Summit Properties is the sole general partner and majority owner of the Operating Partnership. Summit Properties is a self-administered and self-managed equity real estate investment trust ("REIT").

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share." This pronouncement specifies the computation, presentation and disclosure requirements for earnings per share. The new standard had no impact on the Operating Partnership's financial statements as the "basic" and "diluted" earnings per unit disclosure required by the pronouncement were the same as "primary" earnings per unit previously reported. The only difference in "basic" and "diluted" weighted average units is the dilutive effect of Summit Properties' stock options outstanding (25,452 and 31,170 units added to weighted units outstanding for the three months ended June 30, 1998 and 1997, respectively, and 28,288 and 31,413 units added to weighted units outstanding for the six months ended June 30, 1998 and 1997, respectively).

2. ACQUISITIONS, DISPOSITIONS AND COMMITMENTS

The Operating Partnership completed the acquisition of two communities in 1998 located in Atlanta, Georgia: Summit St. Clair, purchased effective March 1, 1998, and Summit Club at Dunwoody, purchased on May 22, 1998 (the "1998 Acquisitions"). The 1998 Acquisitions added a total of 660 apartment homes to the Operating Partnership's portfolio at an aggregate purchase price of $54.5 million.

The 1998 Acquisitions were financed with the issuance of 259,871 units of limited partnership interest ("Units") valued at $5.2 million. The balance of the purchase price was paid in cash.

The following summary of selected unaudited pro forma results of operations presents information as if the 1998 Acquisitions had occurred as of January 1, 1998. Pro forma information for the six months ended June 30, 1997 has not been presented as the 1998 Acquisitions were under construction during that period and had insignificant rental operations. The pro forma information for the six months ended June 30, 1998 is

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.

provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (dollars in thousands, except per share amounts).

Pro forma information for the six months ended June 30,
  1998:
Net revenues................................................  $   69,631
                                                              ==========
Income before gain on sale of real estate assets and
  extraordinary items.......................................  $   13,900
                                                              ==========
Net income..................................................  $   22,446
                                                              ==========
Net income per unit -- basic and diluted....................  $     0.78
                                                              ==========
Weighted average units......................................  28,604,626
                                                              ==========

On May 18, 1998, the Operating Partnership sold a community in Brandon, Florida formerly known as Summit Providence for net proceeds of $23.9 million. A gain on the sale of $8.7 million was recognized. Proceeds from the sale were used to partially fund the acquisition of Summit Club at Dunwoody.

On July 8, 1998, the Operating Partnership purchased Summit at Lenox (formerly Lenox Forest), a 432-apartment community located in Atlanta, Georgia. The purchase price was approximately $32.7 million. The acquisition was financed by the assumption of $8.8 of mortgage debt with the balance paid in cash.

The Operating Partnership has eight development projects currently under construction with a total estimated cost of $147.2 million. The estimated cost to complete the projects is $69.0 million.

3. NOTES PAYABLE

  Line of Credit

The Operating Partnership obtained a new syndicated unsecured line of credit (the "Unsecured Credit Facility") in the amount of $175 million in March 1998 which replaced the existing $150 million credit facility. The Unsecured Credit Facility provides funds for new development, acquisitions and general working capital purposes. The Unsecured Credit Facility has a three year term with two one-year extension options and will initially bear interest at LIBOR + 90 basis points based upon the Operating Partnership's current credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The interest rate will be reduced in the event an upgrade of the Operating Partnership's unsecured credit rating is obtained. The Unsecured Credit Facility also provides a bid option sub-facility equal to a maximum of fifty percent of the total facility ($87.5 million). This sub-facility provides Operating Partnership with the option to place borrowings in a fixed LIBOR contract up to 180 days.

  Mortgage Notes

The Operating Partnership has a commitment to refinance two mortgage loans which have a $148.0 million balance at June 30, 1998. The existing loans mature in February 2001 ($119.0 million at 5.88%) and December 2005 ($29.0 million at 7.71%). The refinancing will combine the two mortgage loans into one loan at an interest rate equal to the weighted average interest rate of the two previous mortgage loans (6.24%) with a February 2001 maturity. At the 2001 maturity, the lender has committed to a new loan that will mature in the second quarter of 2008 with an interest rate of 6.76%.

  Medium-Term Notes

The Operating Partnership has established a program for the sale of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). On July 28, 1998, the Operating Partnership sold $30 million of notes under the MTN Program. The notes are

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.

due on July 30, 2001 and bear interest at 6.75% per year. Proceeds from the notes were used to reduce the Unsecured Credit Facility.

4. RESTRICTED STOCK

In the six months ended June 30, 1998 and 1997, Summit Properties granted 5,092 and 26,278 shares, respectively, of restricted stock to employees of the Operating Partnership and subsidiaries under Summit Properties' 1994 Stock Option and Incentive Plan. The market value of the restricted stock grants in 1998 and 1997 totaled $106,000 and $565,000, respectively. Unearned compensation is being amortized to expense over the vesting period which ranges from three to five years.

5. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the six months ended June 30, 1998 and 1997 are as follows:

A. The Operating Partnership purchased the 1998 Acquisitions by issuing 259,871 Units, assuming certain liabilities and the payment of cash. The recording of the purchase is summarized as follows (in thousands):

Fixed assets................................................  $ 54,465
Current liabilities assumed.................................      (322)
Value of Units issued.......................................    (5,213)
                                                              --------
          Cash invested.....................................  $ 48,930
                                                              ========

B. The Operating Partnership sold a community on May 18, 1998 for net proceeds of approximately $23.9 million. The proceeds of the sale were put in escrow in accordance with like-kind exchange rules and regulations. On May 22, 1998, $17.6 million of the escrow was used to fund the acquisition of an apartment community (see Note 2). The remaining $6.3 million escrow funds are shown in the balance sheet caption "Restricted Cash".

C. In the six months ended June 30, 1997, the Operating Partnership purchased three communities (Summit Mayfaire, Summit Portofino and Summit Sand Lake). The Operating Partnership completed the purchase of the three Communities by assuming debt, issuing 194,495 units, issuing 243,608 units to Summit Properties in exchange for Summit Properties issuing 243,608 shares of Common Stock, assuming certain liabilities and current assets, and the payment of cash. The recording of the purchase is summarized as follows (in thousands):

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
                                                              ========

D. The Operating Partnership accrued a dividend and distribution payable in the amount of $11.8 million and $10.9 million at June 30, 1998 and 1997, respectively.

E. Summit Properties issued 5,092 and 26,278 shares of restricted stock valued at $106,000 and $565,000 during the six months ended June 30, 1998 and 1997, respectively, to employees of the Operating Partnership and subsidiaries.

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.

6. NOTES RECEIVABLE FROM EMPLOYEES

On September 8, 1997, the Board of Directors of Summit Properties approved a Statement of Company Policy, which has subsequently been amended and restated by the Board, on loans to executive officers and certain key employees relating to purchases of Summit Properties' Common Stock (the "Loan Program"). Pursuant to the Loan Program, Summit Properties may lend amounts to certain executive officers of Summit Properties and certain key employees of the Operating Partnership and subsidiaries for one or more of the following purposes: (i) to finance the purchase of Common Stock (a) by certain executive officers on the open market at the then-current market prices and (b) by other eligible employees through Summit Properties' 1996 Non-Qualified Employee Stock Purchase Plan; (ii) to finance an executive officer's or key employee's payment of the exercise price of one or more stock options to purchase shares of Common Stock granted to such employees under Summit Properties' 1994 Stock Option Plan; or
(iii) to finance the annual tax liability of certain executive officers related to the vesting of shares of Common Stock which constitute a portion of a restricted stock award granted to such employees under the 1994 Stock Option Plan. The maximum aggregate amount Summit Properties may loan to an executive officer is determined on a case-by-case basis by the Board of Directors or the Compensation Committee thereof, and the maximum aggregate amount Summit Properties may loan to a qualified employee is $100,000. Shares of Common Stock which are the subject of a loan serve as collateral for the note until the note has been paid in full. Each note bears interest at the applicable federal rate, as established by the Internal Revenue Service in effect on the date of the note. The notes are payable through the application to the outstanding loan balance of all dividends and distributions related to the collateral stock, first to interest, with the remainder, if any, to outstanding principal. Each note becomes due and payable in full on the tenth anniversary of the respective note. As of June 30, 1998, Summit Properties had issued loans in the net amount of $948,000.

7. EXTRAORDINARY ITEMS

The extraordinary items in the six months ended June 30, 1998 resulted from the write-off of deferred financing cost in conjunction with the replacement by the Operating Partnership of its prior credit facility with the Unsecured Credit Facility and prepayment penalties on four mortgage notes which were repaid during the period.

PART II. OTHER INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including without limitation statements relating to the operating performance of stabilized communities and to development activities of the Operating Partnership. The Operating Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Operating Partnership are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Operating Partnership's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Operating Partnership's actual results and performance of stabilized and development Communities could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on the operations and future prospects of the Operating Partnership include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs")), availability of capital, interest rates, construction delays due to unavailability of materials, weather conditions or other delays, competition, supply and demand for apartment communities in the Operating Partnership's current and proposed market areas, generally accepted accounting principles, policies and guidelines applicable to REITs, and those factors discussed in the last paragraph under the heading "Operating Performance of the Operating Partnership's Fully Stabilized Communities", the section entitled "Development Activity -- Certain Factors Affecting the Performance of Development Communities" and the section "Year 2000" on pages 13, 19 and 20, respectively, of this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

  Results of Operations for the Three and Six Months Ended June 30, 1998 and
1997

For the three and six months ended June 30, 1998, income before gain on sale of real estate assets and extraordinary items increased $281,000 and $245,000, respectively, to approximately $7.1 million and $14.0 million, respectively, from the three and six months ended June 30, 1997.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S PORTFOLIO OF COMMUNITIES

The operating performance of the Communities for the three and six months ended June 30, 1998 and 1997 is summarized below (dollars in thousands):

                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  JUNE 30,                        JUNE 30,
                                        ----------------------------    ----------------------------
                                         1998      1997     % CHANGE     1998      1997     % CHANGE
                                        -------   -------   --------    -------   -------   --------
Property revenues:
  Stabilized communities..............  $20,812   $20,499        1.5%   $41,576   $41,073        1.2%
  Acquisition communities.............    4,498     1,908      135.7%     7,947     3,269      143.1%
  Stabilized development
     communities......................    5,415     4,481       20.8%    10,837     8,477       27.8%
  Communities in lease-up.............    3,108        29   10,617.2%     5,653        29   19,393.1%
  Communities sold....................      484       988      (51.0%)    1,372     2,158      (36.4%)
                                        -------   -------               -------   -------
  Total property revenues.............   34,317    27,905       23.0%    67,385    55,006       22.5%
                                        -------   -------               -------   -------
Property operating and maintenance
  expense:(1)
  Stabilized communities..............    7,778     7,698        1.0%    15,367    15,332        0.2%
  Acquisition communities.............    1,444       624      131.4%     2,549     1,058      140.9%
  Stabilized development
     communities......................    1,811     1,486       21.9%     3,562     2,753       29.4%
  Communities in lease-up.............    1,063        65    1,535.4%     1,916        65    2,847.7%
  Communities sold....................      196       411      (52.3%)      534       890      (40.0%)
                                        -------   -------               -------   -------
  Total property operating and
     maintenance expense..............   12,292    10,284       19.5%    23,928    20,098       19.1%
                                        -------   -------               -------   -------
Property operating income.............  $22,025   $17,621       25.0%   $43,457   $34,908       24.5%
                                        =======   =======               =======   =======
Apartment homes, end of period........   16,263    14,072       15.6%    16,263    14,072       15.6%
                                        =======   =======               =======   =======

---------------

(1) Before real estate depreciation expense.

A summary of the Operating Partnership's apartment homes for the six months ended June 30, 1998 and 1997 is as follows:

                                                               1998     1997
                                                              ------   ------
Apartment homes at the beginning of period..................  14,980   12,454
Acquisitions................................................     660      882
Developments which began rental operations during the
  period....................................................   1,067      950
Sale of apartment homes.....................................    (444)    (214)
                                                              ------   ------
Apartment homes at the end of the period....................  16,263   14,072
                                                              ======   ======

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S FULLY STABILIZED
COMMUNITIES

The operating performance of the 46 Communities stabilized since January 1, 1996 in each of the three and six months ended June 30, 1998 and 1997, respectively, are summarized below (dollars in thousands except average monthly rental revenue):

                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  JUNE 30,                       JUNE 30,
                                        ----------------------------   ----------------------------
                                         1998      1997     % CHANGE    1998      1997     % CHANGE
                                        -------   -------   --------   -------   -------   --------
Property revenues:
  Rental..............................  $19,745   $19,484      1.3%    $39,491   $39,145      0.9%
  Other...............................    1,067     1,015      5.1%      2,085     1,928      8.1%
                                        -------   -------              -------   -------
Total property revenues...............   20,812    20,499      1.5%     41,576    41,073      1.2%
                                        -------   -------              -------   -------
Property operating and maintenance
  expense(1):
  Personnel...........................    1,711     1,784     (4.1%)     3,314     3,498     (5.3%)
  Advertising and promotion...........      323       273     18.3%        606       511     18.6%
  Utilities...........................      919       857      7.2%      1,855     1,768      4.9%
  Building repairs and maintenance....    1,690     1,708     (1.1%)     3,220     3,319     (3.0%)
  Real estate taxes and insurance.....    2,018     2,006      0.6%      4,114     4,031      2.1%
  Property supervision................      517       516      0.2%      1,031     1,030      0.1%
  Other operating expense.............      600       554      8.3%      1,227     1,175      4.4%
                                        -------   -------              -------   -------
Total property operating and
  maintenance expense.................    7,778     7,698      1.0%     15,367    15,332      0.2%
                                        -------   -------              -------   -------
Property operating income.............  $13,034   $12,801      1.8%    $26,209   $25,741      1.8%
                                        =======   =======              =======   =======
Average physical occupancy(2).........     92.0%     93.0%    (1.1%)      92.2%     93.1%    (1.0%)
                                        =======   =======              =======   =======
Average monthly rental revenue(3).....  $   750   $   725      3.5%    $   747   $   724      3.1%
                                        =======   =======              =======   =======
Number of apartment homes.............    9,834     9,834                9,834     9,834
                                        =======   =======              =======   =======

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

The increase in rental revenue from fully stabilized Communities for the second quarter and first six months of 1998 compared to 1997 was primarily the result of increases in average rental rates offset by a decline in average physical occupancy. Property operating and maintenance expenses increased as a result of increases in advertising and promotion and utilities, offset by a decrease in personnel expense and building repair and maintenance expense. The increase in advertising and promotion was primarily due to marketing efforts necessary to compete with increased supply of multi-family apartment homes. The increase in utilities was primarily due to rate increases and increased vacancy. The decrease in building repair and maintenance expense was primarily due to prior year capital expenditures which decreased repair and maintenance requirements in the current year. As a percentage of total property revenue, property operating and maintenance expenses decreased for the three month period from 37.6% in 1997 to 37.4% in 1998 and for the six month period from 37.3% in 1997 to 37.0% in 1998.

The 1.5% and 1.2% rates of growth in property revenues were lower than the 1.7% and 2.1% rates of growth in property revenues achieved from the second quarter of 1996 compared to second quarter 1997 and the first six months of 1996 compared to the first six months of 1997, respectively. The growth rates were lower primarily as a result of a new supply of competing multi-family communities and the increase in home affordability in some of the markets in which the Operating Partnership operates. This lower growth rate was especially noticeable in the Sarasota, Florida and Southeast Florida markets. The Operating Partnership expects property growth rates for the remainder of 1998 to be similar to the first six months of 1998 as the supply of new multi-family communities continues to increase, balanced by the continued strength of the local economies in which the Operating Partnership operates. The Operating Partnership believes its expectations with respect to property revenue growth are based on reasonable assumptions as to future economic conditions and the quantity of competitive multi-family communities in the markets in which the Operating Partnership does business. However, there can be no assurance that actual results will not differ from these assumptions, which could result in lower property revenue.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S ACQUISITION COMMUNITIES

Acquisition Communities consist of Summit Fair Oaks, Summit Portofino, Summit Sand Lake and Summit Windsor II acquired in 1997 (1,290 apartment homes) and Summit St. Clair and Summit Club at Dunwoody acquired in 1998 (660 apartment homes). Summit Portofino and Summit Sand Lake were acquired in the first quarter of 1997 and Summit Windsor II and Summit Fair Oaks were acquired in the third and fourth quarters of 1997, respectively. Summit St. Clair and Summit Club at Dunwoody were acquired in the first and second quarters of 1998, respectively. Summit Mayfaire was purchased effective January 1, 1997 and therefore is included in stabilized Communities. The operations of these Communities for the three and six months ended June 30, 1998 and 1997 are summarized as follows (dollars in thousands except average monthly rental revenue):

                                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                                               JUNE 30,             JUNE 30,
                                                          ------------------    ----------------
                                                           1998       1997       1998      1997
                                                          -------    -------    ------    ------
Property revenues:
  Rental revenues.......................................  $4,252     $1,761     $7,534    $3,043
  Other property revenue................................     246        147        413       226
                                                          ------     ------     ------    ------
Total property revenues.................................   4,498      1,908      7,947     3,269
                                                          ------     ------     ------    ------
Property operating and maintenance expense(1)...........   1,444        624      2,549     1,058
                                                          ------     ------     ------    ------
Property operating income...............................  $3,054     $1,284     $5,398    $2,211
                                                          ======     ======     ======    ======
Average physical occupancy(2)...........................    94.1%      93.8%      94.4%     94.1%
                                                          ======     ======     ======    ======
Average monthly rental revenue(3).......................  $  869     $  862     $  863    $  860
                                                          ======     ======     ======    ======
Number of apartment homes...............................   1,950        738      1,950       738
                                                          ======     ======     ======    ======

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

The unleveraged yield on investment for the acquisition Communities, defined as property operating income for the three and six months ended June 30, 1998 on an annualized basis over total acquisition cost, was 9.23% and 9.18%, respectively.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S STABILIZED DEVELOPMENT COMMUNITIES

The Operating Partnership had seven development communities (Summit Aventura, Summit Hill II, Summit Green, Summit River Crossing, Summit Fairways, Summit on the River and Summit Russett) which were stabilized during the entire three and six months ended June 30, 1998 but were stabilized subsequent to

January 1, 1996. The operating performance of these seven Communities for the three and six months ended June 30, 1998 and 1997 is summarized below (dollars in thousands except average monthly rental revenue):

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              JUNE 30,             JUNE 30,
                                                         ------------------    -----------------
                                                          1998       1997       1998       1997
                                                         -------    -------    -------    ------
Property revenues:
  Rental revenues....................................    $5,068     $4,123     $10,162    $7,902
  Other property revenue.............................       347        358         675       575
                                                         ------     ------     -------    ------
Total property revenues..............................     5,415      4,481      10,837     8,477
                                                         ------     ------     -------    ------
Property operating and maintenance expense(1)........     1,811      1,486       3,562     2,753
                                                         ------     ------     -------    ------
Property operating income............................    $3,604     $2,995     $ 7,275    $5,724
                                                         ======     ======     =======    ======
Average physical occupancy(2)........................      91.9%      77.0%       92.1%     73.8%
                                                         ======     ======     =======    ======
Average monthly rental revenue(3)....................    $  888     $  866     $   887    $  864
                                                         ======     ======     =======    ======
Number of apartment homes............................     2,106      2,106       2,106     2,106
                                                         ======     ======     =======    ======

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

The unleveraged yield on investment for the stabilized development Communities, defined as property operating income for the three and six months ended June 30, 1998 on an annualized basis over total development cost, was 10.11% and 10.12%, respectively.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S COMMUNITIES IN LEASE-UP

The Operating Partnership had ten Communities in lease-up during the six months ended June 30, 1998. A Community in lease-up is defined as one which has commenced rental operations but was not stabilized as of the beginning of the current year. A summary of the ten Communities in lease-up as of June 30, 1998 is as follows (dollars in thousands):

                                            TOTAL        ACTUAL/                         HOMES                  % LEASED
                              NUMBER OF    ACTUAL/     ANTICIPATED       ACTUAL/       COMPLETED     Q2 1998      AS OF
                              APARTMENT   ESTIMATED   CONSTRUCTION     ANTICIPATED    AT JUNE 30,    AVERAGE    JUNE 30,
COMMUNITY                       HOMES       COST       COMPLETION     STABILIZATION      1998       OCCUPANCY     1998
---------                     ---------   ---------   -------------   -------------   -----------   ---------   ---------
Summit Stonefield...........      216     $ 19,660          Q1 1998         Q1 1998           216       98.95%   100.00%
Summit Ballantyne I.........      246       16,330          Q4 1997         Q2 1998           246       82.79%    95.10%
Summit Sedgebrook I.........      248       16,320          Q4 1997         Q3 1998           248       81.14%    91.50%
Summit Plantation II........      240       21,264          Q4 1997         Q3 1998           240       80.10%    92.50%
Summit Norcroft II..........       54        3,500          Q4 1997         Q1 1998            54       94.08%    96.80%
Summit Lake I...............      302       20,172          Q2 1998         Q3 1998           302       65.28%    76.80%
Summit Ballantyne II(1).....      154       10,100          Q3 1998         Q1 1999            28        5.44%     9.70%
Summit Fair Lakes I(1)......      370       32,900          Q1 1999         Q2 1999            28        2.83%     7.00%
Summit New Albany I(1)......      301       22,600          Q1 1999         Q4 1999            38        5.33%     9.00%
Summit Governor's
  Village(1)................      242       16,400          Q1 1999         Q2 1999            70        2.22%     4.10%
                                -----     --------
                                2,373     $179,246
                                =====     ========

---------------

(1) These properties are included in the Construction in Progress category at June 30, 1998.

Property operating income after interest expense for the three and six months ended June 30, 1998 was $351,000 and $545,000, respectively, for the ten Communities in lease-up.

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

The operating performance of Summit Management Company (the "Management Company") and its wholly-owned subsidiary, Summit Apartment Builders Inc. (the "Construction Company"), for the three and six months ended June 30, 1998 and 1997 is summarized below (dollars in thousands):

                                                               THREE MONTHS       SIX MONTHS
                                                                   ENDED             ENDED
                                                                 JUNE 30,          JUNE 30,
                                                              ---------------   ---------------
                                                               1998     1997     1998     1997
                                                              ------   ------   ------   ------
Revenue.....................................................  $1,597   $1,500   $3,055   $2,898
Expenses:
  Operating.................................................   1,276    1,196    2,601    2,529
  Depreciation..............................................      59       48      118       96
  Amortization..............................................      72       76      143      148
  Interest..................................................      75       75      150      150
                                                              ------   ------   ------   ------
  Total expenses............................................   1,482    1,395    3,012    2,923
                                                              ------   ------   ------   ------
Net income (loss) of Summit Management Company..............  $  115   $  105   $   43   $  (25)
                                                              ======   ======   ======   ======

The increase in revenue was a result of higher revenues from managing the Operating Partnership's Communities and higher revenues from construction activity, offset by lower revenues for managing third party communities.

Total average third party apartment homes under management were 3,000 and 5,398 at June 30, 1998 and 1997, respectively. The decrease was primarily due to the termination of two of the Management Company's contracts which provided for the management of six apartment communities. The contracts were terminated as a result of a change in ownership of the apartment communities. Property management fees include $357,000 and $432,000 of fees from third parties for the three months ended June 30, 1998 and 1997, respectively, and $658,000 and $906,000 of fees from third parties for the six months ended June 30, 1998 and 1997, respectively. Property management fees from third parties as a percentage of total property management revenues were 21.2% and 28.8% for the three months ended June 30, 1998 and 1997, respectively, and 21.0% and 31.3% for the six months ended June 30, 1998 and 1997, respectively. The Operating Partnership expects third party management revenue as a percentage of total property management revenues to continue to decline as revenues from the Operating Partnership's Communities continue to increase.

Construction Company revenues increased in 1998 compared to 1997 as a result of the Operating Partnership's decision to expand its in-house construction operations in the state of Florida to cover the entire geographic area in which the Operating Partnership operates. All of the Construction Operating Partnership's revenues are from contracts with the Operating Partnership.

OTHER INCOME AND EXPENSES

Interest expense, including amortization of deferred financing costs, increased by $2.6 million and $5.4 million for the three and six months ended June 30, 1998, respectively. This increase was primarily the result of an increase in the Operating Partnership's average indebtedness outstanding. Average indebtedness outstanding and effective interest cost increased $148.6 million and .05% (6.68% to 6.73%) for the three months ended June 30, 1998 and $143.5 million and .12% (6.59% to 6.71%) for the six months ended June 30, 1998.

Depreciation expense increased $1.4 million and $2.8 million or 26.4% and 26.3% for the three and six months ended June 30, 1998, respectively, primarily due to depreciation on recently acquired or developed Communities.

General and administrative expenses increased $139,000 and $294,000 or 23.3% and 23.7% for the three and six months ended June 30, 1998, primarily due to expenses related to the Operating Partnership's overall growth. As a percentage of revenues, general and administrative expenses were 2.1% for both the three months ended June 30, 1998 and 1997, and 2.3% and 2.2% for the six months ended June 30, 1998 and 1997, respectively.

EXTRAORDINARY ITEMS

The extraordinary items in the six months ended June 30, 1998 resulted from the write-off of deferred financing cost in conjunction with the replacement by the Operating Partnership of its prior credit facility with the Unsecured Credit Facility (as hereafter defined) and prepayment penalties on four mortgage notes which were repaid during the period.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

The Operating Partnership's net cash provided by operating activities increased from $27.2 million for the six months ended June 30, 1997 to $30.1 million for the same period in 1998, primarily due to a $8.5 million increase in property income offset by a $6.1 million increase in interest paid. The increase in interest paid was primarily due to an increase in the average indebtedness outstanding.

Net cash used in investing activities increased from $86.5 million for the six months ended June 30, 1997 to $95.1 million for the same period in 1998 due to an increase in the acquisition of Communities, an increase in the construction of Communities and higher recurring capital expenditures, partially offset by proceeds from the sale of a Community. In 1998 the Operating Partnership acquired two apartment Communities containing 660 apartment homes for a total cost of $54.4 million which included the issuance of $5.2 million of Units. In addition, the Operating Partnership funded $59.5 million in development costs and $4.2 million in capital improvements in 1998. The Operating Partnership also received net cash proceeds of approximately $17.6 million of total net cash proceeds of $23.9 million from the sale of an apartment community. The remaining $6.3 million in proceeds from the sale were being held in escrow in accordance with like-kind exchange rules and regulations.

Net cash provided by financing activities increased from $61.1 million for the six months ended June 30, 1997 to $63.8 million for the same period in 1998, primarily due to an increase in equity proceeds from Summit Properties' dividend reinvestment and stock purchase plans offset by higher repayment of debt, the issuance of notes receivable from employees, the payment of higher distributions to unitholders and a decrease in stock issuance. Financing activities in 1998 included $78.6 million in net borrowings from the Operating Partnership's credit facility and $23.4 million in net proceeds from Summit Properties' dividend reinvestment and stock purchase plans. Dividend reinvestment and stock purchase proceeds increased from 1997 primarily due to the dividend reinvestment plan being revised to allow direct stock purchases. These cash inflows were offset by $22.7 million of distributions and the repayment of mortgage debt of $14.1 million. Mortgage debt repayment included $11.9 million for the prepayment of four mortgage notes.

The ratio of earnings to fixed charges was 2.14 for the six months ended June 30, 1998 compared to 2.02 for the six months ended June 30, 1997. The increase is primarily due to an increase in the gain on real estate assets offset by increased interest expense as discussed in "Historical Results of Operations -- Other Income and Expenses" above.

The Operating Partnership's outstanding indebtedness at June 30, 1998 totaled $539.2 million. This amount includes approximately $191.0 million in fixed rate conventional mortgages, $52.0 million of variable rate tax-exempt bonds, $186.0 million of unsecured notes, $9.2 million of tax-exempt fixed rate loans, and $101.0 million under the Unsecured Credit Facility (as hereinafter defined).

The Operating Partnership repaid four mortgage notes with a balance of $11.9 million during the first quarter of 1998. The mortgage notes had an 8% interest rate and were repaid from the borrowings under the Operating Partnership's credit facility.

The Operating Partnership expects to meet its short-term liquidity requirements (i.e., liquidity requirements arising within 12 months) including capital expenditures relating to maintaining its existing properties

(recurring capital expenditures), generally through its working capital, net cash provided by operating activities and borrowings under its line of credit. The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of Summit Properties REIT dividend requirements. The Operating Partnership expects to meet its long-term liquidity requirements (i.e., liquidity requirements arising after 12 months), such as scheduled mortgage debt maturities, property acquisitions, financing of construction and development activities and other non-recurring capital improvements, through the issuance of unsecured notes and equity securities of Summit Properties, from undistributed Funds from Operations (see page 21), from proceeds received from the disposition of certain properties, and in connection with the acquisition of land or improved property, through the issuance of units.

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

  Mortgage Notes

The Operating Partnership has a commitment to refinance two mortgage loans which have a $148.0 million balance at June 30, 1998. The original loans mature in February 2001 ($119.0 million at 5.88%) and December 2005 ($29.0 million at 7.71%). The refinancing will combine the two mortgage loans into one loan at an interest rate equal to the weighted average interest rate of the two previous mortgage loans (6.24%) with a February 2001 maturity. At the 2001 maturity, the lender has committed to a new loan that will mature in the second quarter of 2008 with an interest rate of 6.76%.

  Medium-Term Notes

The Operating Partnership has established a program for the sale of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). On July 28, 1998, the Operating Partnership sold $30 million of notes under the MTN Program. The notes are due on July 30, 2001 and bear interest at 6.75% per year. Proceeds from the notes were used to reduce the Unsecured Credit Facility.

ACQUISITIONS AND DISPOSITION

The Operating Partnership completed the acquisition of two communities located in Atlanta, Georgia: Summit St. Clair, purchased effective March 1, 1998, and Summit Club at Dunwoody, purchased on May 22, 1998 (the "1998 Acquisitions"). The 1998 Acquisitions added a total of 660 apartment homes to the Operating Partnership's portfolio at an aggregate purchase price of $54.5 million.

The 1998 Acquisitions were financed with the issuance of 259,871 Units valued at $5.2 million. The balance of the purchase price was paid in cash.

On May 18, 1998, the Operating Partnership sold a community in Brandon, Florida formerly known as Summit Providence for net proceeds of $23.9 million. A gain on the sale of $8.7 million was recognized. Proceeds from the sale were used to partially fund the acquisition of Summit Club at Dunwoody.

On July 8, 1998, the Operating Partnership purchased Summit at Lenox (formerly Lenox Forest), a 432-apartment community located in Atlanta, Georgia. The purchase price was approximately $32.7 million. The acquisition was financed by the assumption of $8.8 of mortgage debt with the balance paid in cash.

DEVELOPMENT ACTIVITY

The Operating Partnership's construction in progress at June 30, 1998 is summarized as follows (dollars in thousands):

                                                                            TOTAL                ESTIMATED   ANTICIPATED
                                                              APARTMENT   ESTIMATED   COST TO     COST TO    CONSTRUCTION
COMMUNITY                                                       HOMES       COSTS       DATE     COMPLETE     COMPLETION
---------                                                     ---------   ---------   --------   ---------   ------------
Summit Doral -- Miami, FL...................................      260     $ 22,800    $  7,035    $15,765      Q1 1999
Summit Westwood -- Raleigh, NC..............................      354       24,400       8,745     15,655      Q2 1999
Summit Fair Lakes I -- Fairfax, VA(2).......................      370       32,900      21,571     11,329      Q1 1999
Summit New Albany I -- Columbus, OH(2)......................      301       22,600      17,144      5,456      Q1 1999
Summit Governor's Village -- Chapel Hill, NC(2).............      242       16,400      12,315      4,085      Q1 1999
Summit Ballantyne II -- Charlotte, NC(2)....................      154       10,100       8,376      1,724      Q3 1998
Summit Lake II -- Raleigh, NC...............................      144       10,200       1,897      8,303      Q2 1999
Summit Sedgebrook II -- Charlotte, NC.......................      120        7,800       1,133      6,667      Q3 1999
                                                                -----     --------    --------    -------
                                                                1,945     $147,200      78,216    $68,984
                                                                =====     ========                =======
Other development and construction costs(1).................                            23,870
                                                                                      --------
                                                                                      $102,086
                                                                                      ========

---------------

(1) Consists primarily of land held for development and other predevelopment costs.
(2) These communities were in lease-up at June 30, 1998.

Estimated costs to complete the development communities represent all of the Operating Partnership's material commitments for capital expenditures.

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

  Year 2000

The Year 2000 compliance issue concerns the inability of computer systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.

The Operating Partnership has substantially completed an assessment of its core computer information systems and is now taking the further necessary steps to make such systems, in those situations in which the Operating Partnership is required to do so, Year 2000 compliant. In addition, the Operating Partnership is currently evaluating and assessing those computer systems that do not relate to information technology (such as telecommunications, security, HVAC, elevator, fire and safety systems, which typically include embedded technology such as microcontrollers that may be harder to test, and may require complete replacement because they cannot be repaired).

The Operating Partnership's primary uses of software systems are its corporate accounting and property on-site software. The Operating Partnership's corporate accounting system is widely used in the real estate industry. A version upgrade, installed in the second quarter of 1998, is designed to be Year 2000 compliant. The Operating Partnership is replacing its current property on-site software with a new software system designed to be Year 2000 compliant. This new software is also widely used in the real estate industry. The implementation of the new on-site software system started in the first quarter of 1998 and is expected to be completed by the fourth quarter of 1998. The Operating Partnership has converted approximately 46 Communities to the new software. The replacement of the current property on-site software is proceeding on schedule. The Operating Partnership has received written notification from the vendor of each of the corporate accounting system and on-site system that the relevant software is Year 2000 compliant. The Operating Partnership had previously planned both the upgrade of the corporate accounting system and implementation of the new property on-site system, and such changes would have been undertaken without regard to Year 2000 remediation issues. Accordingly, the Operating Partnership has not deferred any planned information or software projects due to such Year 2000 projects.

Based on its review to date, the Operating Partnership believes that the primary cost of Year 2000 compliance will be the cost of the installation of the new property on-site software. The Operating Partnership currently expects that the installation of the new property on-site software will cost approximately $400,000, and as of June 30, 1998, the Operating Partnership had spent approximately $150,000 in connection therewith. Because the Operating Partnership's Year 2000 assessment is ongoing, the total cost of bringing all internal systems, equipment and operations into Year 2000 compliance has not been fully quantified. While these efforts involve additional costs, the Operating Partnership believes, based on available information, that these costs will not have a material adverse effect on its business, financial condition or results of operations. While the Operating Partnership believes that it will be Year 2000 compliant by December 31, 1999, if these efforts are not completed on time, or if the costs associated with updating or replacing the Operating Partnership's computer systems exceeds the Operating Partnership's current estimates, the Year 2000 issue could have a material impact on the Operating Partnership's ability to meet its financial and reporting requirements and/or on its financial results.

The Operating Partnership rents apartments in its Communities to individuals and does not have a single customer or group of customers who rents a significant number of apartments. The Operating Partnership's primary purchases are building-related products (e.g., carpets, paint and blinds) and services (e.g., lawn services), all of which are available from numerous suppliers. For the foregoing reasons, the Operating Partnership does not believe that there is a significant risk related to the failure of residents, vendors or third-party service providers to prepare for the Year 2000; however, the costs and timing of third-party Year 2000 compliance is not within the Operating Partnership's control and no assurances can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

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

Funds from Operations and Funds Available for Distribution for the three and six months ended June 30, 1998 and 1997 are calculated as follows (dollars in thousands):

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         JUNE 30,                    JUNE
                                                  -----------------------   -----------------------
                                                     1998         1997         1998         1997
                                                  ----------   ----------   ----------   ----------
Income before extraordinary items...............  $   15,868   $   11,222   $   22,760   $   18,150
Gain on sale of real estate assets..............      (8,731)      (4,366)      (8,731)      (4,366)
Depreciation from real estate assets............       6,842        5,421       13,363       10,593
                                                  ----------   ----------   ----------   ----------
Funds from Operations...........................      13,979       12,277       27,392       24,377
Recurring capital expenditures(1)...............      (1,918)      (1,016)      (2,761)      (1,471)
                                                  ----------   ----------   ----------   ----------
Funds Available for Distribution................  $   12,061   $   11,261   $   24,631   $   22,906
                                                  ==========   ==========   ==========   ==========
Non-recurring Capital Expenditures(2)...........  $      724   $    1,225   $    1,487   $    2,147
                                                  ==========   ==========   ==========   ==========
Cash Flow Provided By (Used In):
  Operating Activities..........................  $   15,924   $   13,093   $   30,084   $   27,161
  Investing Activities..........................     (40,797)     (30,643)     (95,108)     (86,536)
  Financing Activities..........................  $   22,927   $   19,518   $   63,848   $   61,056
Weighted average units outstanding -- basic.....  28,785,746   27,302,798   28,449,861   27,161,146
                                                  ==========   ==========   ==========   ==========
Weighted average units outstanding -- diluted...  28,810,928   27,333,968   28,478,149   27,192,559
                                                  ==========   ==========   ==========   ==========

---------------

(1) Recurring capital expenditures are expected to be funded from operations and consist primarily of exterior painting, new appliances, vinyl, blinds, tile, and wallpaper. In contrast, non-recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities and are therefore not included in the calculation of Funds Available for Distribution. The increase in recurring capital expenditures for the six months ended June 30, 1998 compared to 1997 was primarily due to the timing of capital improvement projects. The Operating Partnership expects capital expenditures for the year 1998 on a per unit basis to be equal to or less than 1997.
(2) Non-recurring capital expenditures include major renovations in the amount of $364,000 in 1998 and $1.9 million in 1997; $484,000 and $19,000 in water meters in 1998 and 1997, respectively; $239,000 and $76,000 in new signage in 1998 and 1997, respectively; $207,000 of fitness center and key controls in 1998; and $191,000 of improvements at Summit Norcroft I done in conjunction with development of Summit Norcroft II in 1998.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

During the three months ended June 30, 1998, the Operating Partnership has issued Units in private placements in reliance on the exemption from registration under section 4(2) of the Securities Act in the amounts and for the consideration set forth below:

A. Summit Properties Inc. ("Summit Properties") has issued an aggregate of 417,422 shares of Common Stock pursuant to its Dividend Reinvestment and Stock Purchase Plan. Summit Properties has contributed the proceeds of these sales (approximately $8.1 million) to the Operating Partnership in consideration of an aggregate of 417,422 Units.

B. In connection with the purchase of Summit Club at Dunwoody in May 1998, the Operating Partnership issued 140,871 shares (valued at approximately $2.8 million at the time of the acquisition) to the sellers of Summit Club at Dunwoody in partial consideration of their interest in the property.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

 3.1   Amendment No. 12 to the Limited Partnership Agreement of
       Summit Properties Partnership, L.P. (filed herewith).
10.1   $8,730,000 Promissory Note, dated August 30, 1995, issued by
       Summit Properties Partnership, L.P. to the Public Employee's
       Retirement Association of Colorado (filed herewith).
10.2 6.75% Medium-Term Note due 2001 in principal amount of $30,000,000 issued by Summit Properties Partnership, L.P.
       (filed herewith).
12.1   Statement Regarding Calculation of Ratio of Earnings to
       Fixed Charges for the Three and Six Months ended June 30,
       1998 (filed herewith).
27.1   Financial Data Schedule -- Six Months ended June 30, 1998
       (for SEC use only) (filed herewith).

(B) REPORTS ON FORM 8-K

A Form 8-K was filed with the Securities and Exchange Commission on June 2, 1998 in connection with the commencement of Summit Properties Partnership, L.P.'s Medium Term Note Program.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in capacities and on the dates indicated. Each of the persons set forth below has signed this report as an officer of Summit Properties Inc., in its capacity as general partner of Summit Properties Partnership, L.P.

                                            SUMMIT PROPERTIES PARTNERSHIP, L.P.

August 13, 1998                                                /s/ WILLIAM F. PAULSEN
(Date)                                          -----------------------------------------------------
                                                            William F. Paulsen, President
                                                             and Chief Executive Officer

August 13, 1998                                                /s/ MICHAEL L. SCHWARZ
(Date)                                          -----------------------------------------------------
                                                            Michael L. Schwarz, Executive
                                                              Vice President and Chief
                                                                  Financial Officer

                                 EXHIBIT INDEX


  3.1  Amendment No. 12 to the Limited Partnership Agreement of
       Summit Properties Partnership, L.P. (filed herewith).
 10.1  $8,730,000 Promissory Note, dated August 30, 1995, issued by
       Summit Properties Partnership, L.P. to the Public Employee's
       Retirement Association of Colorado (filed herewith).
 10.2 6.75% Medium-Term Note due 2001 in principal amount of $30,000,000 issued by Summit Properties Partnership, L.P.
       (filed herewith).
 12.1  Statement Regarding Calculation of Ratio of Earnings to
       Fixed Charges for the Three and Six Months ended June 30,
       1998 (filed herewith).
 27.1  Financial Data Schedule -- Six Months ended June 30, 1998
       (for SEC use only) (filed herewith).