Form 10-Q
period 1998-09-30
SUMMIT PROPERTIES PARTNERSHIP L P
filed 1998-11-13
CIK 1034235

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

      [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                               OR
      [  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]     No [ ]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.

                                     INDEX

                                                                              PAGE
                                                                              ----
PART I          FINANCIAL INFORMATION
        Item 1  Financial Statements
                Consolidated Balance Sheets as of September 30, 1998
                  and December 31, 1997 (Unaudited).........................    3
                Consolidated Statements of Earnings for the three and
                  nine months ended September 30, 1998 and 1997
                  (Unaudited)...............................................    4
                Consolidated Statement of Partners' Equity for the nine
                  months ended September 30, 1998 (Unaudited)...............    5
                Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 1998 and 1997 (Unaudited).............    6
                Notes to Consolidated Financial Statements..................    7
        Item 2  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................   12
PART II         OTHER INFORMATION
        Item 2  Changes in Securities.......................................   26
        Item 6  Exhibits and Reports on Form 8-K............................   27
        SIGNATURES..........................................................   28

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              SEPTEMBER   DECEMBER 31,
                                                                1998          1997
                                                              ---------   ------------
ASSETS
Real estate assets:
  Land and land improvements................................  $151,962      $133,316
  Buildings and improvements................................   732,246       643,812
  Furniture, fixtures and equipment.........................    61,295        53,573
                                                              --------      --------
                                                               945,503       830,701
  Less: accumulated depreciation............................  (121,631)     (105,979)
                                                              --------      --------
          Operating real estate assets......................   823,872       724,722
  Construction in progress..................................   140,604        82,332
                                                              --------      --------
          Net real estate assets............................   964,476       807,054
Cash and cash equivalents...................................     4,823         3,563
Restricted cash.............................................     7,702         3,180
Deferred financing costs, net...............................     7,501         7,378
Other assets................................................     5,498         4,520
                                                              --------      --------
Total assets................................................  $990,000      $825,695
                                                              ========      ========
LIABILITIES AND PARTNERS' EQUITY
Liabilities:
  Notes payable.............................................  $601,872      $474,673
  Accrued interest payable..................................     3,492         4,916
  Accounts payable and accrued expenses.....................    21,244        19,945
  Distributions payable.....................................    12,135        11,030
  Security deposits and prepaid rents.......................     4,134         3,561
                                                              --------      --------
          Total liabilities.................................   642,877       514,125
                                                              --------      --------
Commitments and contingencies
Partners' equity:
  Partnership units issued and outstanding 29,679,038 and
     27,339,016
     General partner -- outstanding 296,790 and 273,390.....     4,202         3,847
     Limited partners -- outstanding 29,382,248 and
      27,065,626............................................   342,921       307,723
                                                              --------      --------
          Total partners' equity............................   347,123       311,570
                                                              --------      --------
Total liabilities and partners' equity......................  $990,000      $825,695
                                                              ========      ========

See notes to consolidated financial statements (unaudited).

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                              -------------------------   -------------------------
                                                 1998          1997          1998          1997
                                              -----------   -----------   -----------   -----------
Revenues:
  Rental....................................  $    35,251   $    28,240   $    99,047   $    80,348
  Other property income.....................        2,144         1,660         5,733         4,558
  Interest..................................          233            97           511           305
  Other income..............................          628            71           775           209
                                              -----------   -----------   -----------   -----------
          Total revenues....................       38,256        30,068       106,066        85,420
                                              -----------   -----------   -----------   -----------
Expenses:
  Property operating and maintenance:
     Personnel..............................        2,993         2,427         8,103         6,899
     Advertising and promotion..............          625           596         1,731         1,418
     Utilities..............................        1,619         1,312         4,502         3,623
     Building repairs and maintenance.......        2,738         2,326         7,216         6,382
     Real estate taxes and insurance........        3,381         2,573        10,251         8,111
     Depreciation...........................        7,373         5,852        20,774        16,463
     Property supervision...................          904           701         2,545         2,041
     Other operating expenses...............        1,011           797         2,851         2,356
                                              -----------   -----------   -----------   -----------
                                                   20,644        16,584        57,973        47,293
  Interest..................................        8,392         5,790        23,351        15,382
  General and administrative................        1,190           857         2,726         2,099
  Loss (income) in equity investments.......          138          (111)           95           (86)
                                              -----------   -----------   -----------   -----------
          Total expenses....................       30,364        23,120        84,145        64,688
                                              -----------   -----------   -----------   -----------
Income before gain on sale of real estate
  assets and extraordinary items............        7,892         6,948        21,921        20,732
Gain on real estate assets..................           --            --         8,731         4,366
                                              -----------   -----------   -----------   -----------
Income before extraordinary items...........        7,892         6,948        30,652        25,098
Extraordinary items.........................           --            --          (185)           --
                                              -----------   -----------   -----------   -----------
Net income..................................        7,892         6,948        30,467        25,098
Net income allocated to general partner.....          (79)          (70)         (305)         (251)
                                              ===========   ===========   ===========   ===========
Net income allocated to limited partners....  $     7,813   $     6,878   $    30,162   $    24,847
                                              ===========   ===========   ===========   ===========
Per unit data:
  Income before extraordinary items -- basic
     and diluted............................  $      0.27   $      0.25   $      1.06   $      0.92
                                              ===========   ===========   ===========   ===========
  Net income -- basic and diluted...........  $      0.27   $      0.25   $      1.06   $      0.92
                                              ===========   ===========   ===========   ===========
  Distributions declared....................  $      0.41   $      0.40   $      1.23   $      1.19
                                              ===========   ===========   ===========   ===========
  Weighted average units -- basic...........   29,462,433    27,334,464    28,808,330    27,220,199
                                              ===========   ===========   ===========   ===========
  Weighted average units -- diluted.........   29,468,032    27,369,316    28,825,095    27,252,718
                                              ===========   ===========   ===========   ===========

See notes to consolidated financial statements (unaudited).

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.

                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              GENERAL   LIMITED
                                                              PARTNER   PARTNER     TOTAL
                                                              -------   --------   --------
Balance, December 31, 1998..................................  $3,847    $307,723   $311,570
  Distributions.............................................    (358)    (35,396)   (35,754)
  Contributions from Summit Properties related to:
     Proceeds from dividend reinvestment and stock purchase
       plans................................................     370      36,631     37,001
     Exercise of stock options..............................       8         833        841
     Amortization of restricted stock grants................       3         302        305
  Issuance of units related to property acquisition.........      52       5,161      5,213
  Issuance of employee notes receivable.....................     (25)     (2,495)    (2,520)
  Net income................................................     305      30,162     30,467
                                                              ------    --------   --------
Balance, September 30, 1998.................................  $4,202    $342,921   $347,123
                                                              ======    ========   ========

See notes to consolidated financial statements (unaudited).

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
Cash flows from operating activities:
  Net income................................................  $  30,467    $  25,098
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Extraordinary items.......................................        185           --
  (Gain) loss on equity method investments..................         95          (86)
  Gain on sale of real estate assets........................     (8,731)      (4,366)
  Depreciation and amortization.............................     21,778       17,336
  Increase in restricted cash...............................       (586)        (994)
  Increase in other assets..................................       (775)        (699)
  Increase (decrease) in accrued interest payable...........     (1,439)       1,262
  Increase in accounts payable and accrued expenses.........      6,156        4,484
  Increase in security deposits and prepaid rents...........        301         (104)
                                                              ---------    ---------
          Net cash provided by operating activities.........     47,451       41,931
                                                              ---------    ---------
Cash flows from investing activities:
  Construction of real estate assets, net of payables.......    (92,946)     (68,980)
  Purchase of Communities...................................    (73,654)     (57,749)
  Proceeds from sale of a Community.........................     19,996        9,271
  Capitalized interest......................................     (4,352)      (4,528)
  Recurring capital expenditures............................     (3,372)      (2,589)
  Non-recurring capital expenditures, net of payables.......     (3,279)      (3,317)
                                                              ---------    ---------
          Net cash used in investing activities.............   (157,607)    (127,892)
                                                              ---------    ---------
Cash flows from financing activities:
  Net borrowings on line of credit..........................    103,627       (8,340)
  Net borrowings on unsecured bonds.........................     29,510      121,627
  Repayments of mortgage debt...............................    (14,873)      (2,847)
  Repayments of tax exempt bonds............................       (945)        (910)
  Distributions to unitholders..............................    (34,724)     (32,104)
  Increase in employee notes................................     (2,520)          --
  Contributions from Summit Properties related to:
     Net proceeds from dividend reinvestment and stock
      purchase plans........................................     30,500        1,760
     Proceeds from public offerings.........................         --        6,813
     Costs of shelf registrations...........................         --         (511)
     Exercise of stock options..............................        841          738
                                                              ---------    ---------
          Net cash provided by financing activities.........    111,416       86,226
                                                              ---------    ---------
Net increase in cash and cash equivalents...................      1,260          265
Cash and cash equivalents, beginning of period..............      3,563        3,665
                                                              ---------    ---------
Cash and cash equivalents, end of period....................  $   4,823    $   3,930
                                                              =========    =========
Supplemental disclosure of cash flow information -- Cash
  paid for interest, net of capitalized interest............  $  24,066    $  13,359
                                                              =========    =========

See notes to consolidated financial statements (unaudited).

SUMMIT PROPERTIES PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the management of Summit Properties Partnership, L.P. (the "Operating Partnership") in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership's December 31, 1997 audited financial statements and notes thereto included in the Operating Partnership's Annual Report on Form 10-K.

The Operating Partnership conducts the business of developing, acquiring and managing multi-family apartment communities for Summit Properties Inc. ("Summit Properties"). Summit Properties is the sole general partner and majority owner of the Operating Partnership. Summit Properties is a self-administered and self-managed equity real estate investment trust ("REIT").

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share." This pronouncement specifies the computation, presentation and disclosure requirements for earnings per share. The new standard had no impact on the Operating Partnership's financial statements as the "basic" and "diluted" earnings per unit disclosure required by the pronouncement were the same as "primary" earnings per unit previously reported. The only difference in "basic" and "diluted" weighted average units is the dilutive effect of Summit Properties' stock options outstanding (5,599 and 34,852 units added to weighted units outstanding for the three months ended September 30, 1998 and 1997, respectively, and 16,765 and 32,519 units added to weighted units outstanding for the nine months ended September 30, 1998 and 1997, respectively).

2. ACQUISITIONS, DISPOSITIONS AND COMMITMENTS

During the nine month period ending September 30, 1998, the Operating Partnership completed the acquisition of three communities located in Atlanta,
Georgia: Summit St. Clair, purchased effective March 1, 1998, Summit Club at Dunwoody, purchased effective May 22, 1998, and Summit at Lenox, purchased effective July 8, 1998 (the "1998 Acquisitions"). The 1998 Acquisitions added a total of 1,092 apartment homes to the Operating Partnership's portfolio at an aggregate purchase price of $88.3 million.

The 1998 Acquisitions were financed with the issuance of 259,871 units of limited partnership interest ("Units") valued at $5.2 million and the assumption of $8.8 million of mortgage debt. The balance of the purchase price was paid in cash.

The following summary of selected unaudited pro forma results of operations presents information as if the 1998 Acquisitions had occurred as of January 1, 1998 for the 1998 pro-forma information. Pro forma information for the nine months ended September 30, 1997 presents information as if the Summit at Lenox acquisition had occurred as of January 1, 1997. Pro forma information for 1997 has not been presented for Summit St. Clair and Summit Club at Dunwoody as they were under construction during that period and had insignificant operations. The pro forma information for the nine months ended September 30, 1998 and 1997 is

SUMMIT PROPERTIES PARTNERSHIP, L.P.

--------------------------------------------------------------------------------

provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (dollars in thousands, except per share amounts):

                                                                   NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                            --------------------------
                                                               1998           1997
                                                            -----------    -----------
Total revenues............................................  $   110,234    $    88,683
                                                            ===========    ===========
Income before gain on sale of real estate assets and
  extraordinary items.....................................  $    21,192    $    19,812
                                                            ===========    ===========
Net income................................................  $    29,738    $    24,178
                                                            ===========    ===========
Net income per share -- basic and diluted.................  $      1.03    $      0.89
                                                            ===========    ===========
Weighted average units -- basic...........................   28,911,507     27,220,199
                                                            ===========    ===========
Weighted average units -- diluted.........................   28,928,272     27,252,718
                                                            ===========    ===========

On May 18, 1998, the Operating Partnership sold a community in Brandon, Florida formerly known as Summit Providence for net proceeds of $23.9 million. A gain on the sale of $8.7 million was recognized in the second quarter of 1998. Proceeds from the sale were used to partially fund the acquisition of Summit Club at Dunwoody.

The Operating Partnership has nine development projects currently under construction with a total estimated cost of $161.7 million. The estimated cost to complete these projects is $51.0 million.

3. REAL ESTATE JOINT VENTURES

The Operating Partnership owns a 49% interest in each of two joint ventures. Each joint venture is developing a apartment community which will be accounted for under the equity method of accounting. The projects are both under construction and had no operations as of September 30, 1998. The construction costs will be funded primarily through individual loans to each joint venture from unrelated third parties equal to 100% of the construction costs. During the construction period, in lieu of contributing equity to each of the respective joint ventures, the Operating Partnership has under certain circumstances, subsequent to demand by the third party lenders, agreed to make contributions which would reduce the respective construction loan by an amount not to exceed 25% of the total construction loan amount. Any such contribution would be deemed to be all or a portion of the equity required to be contributed by the Operating Partnership to the respective joint venture at the end of the construction and lease up period. The Operating Partnership has the right to purchase it's joint venture partner interest after the projects are complete. The following is a condensed balance sheet for the projects at September 30, 1998:

Cash........................................................  $   16,098
Construction in progress....................................   4,234,571
                                                              ----------
          Total assets......................................  $4,250,669
                                                              ==========
Construction liabilities payable............................  $  628,694
Construction loan payable...................................   3,611,975
Partner's capital...........................................      10,000
                                                              ----------
          Total liabilities and partners' capital...........  $4,250,669
                                                              ==========

SUMMIT PROPERTIES PARTNERSHIP, L.P.

--------------------------------------------------------------------------------

4. NOTES PAYABLE

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

  Mortgage Notes

On September 23, 1998, the Operating Partnership consolidated and renewed two mortgage loans which had a $147.2 million balance. The original loans matured in February 2001 ($118.3 million at 5.88%) and December 2005 ($28.9 million at 7.71%). The consolidation and renewal combined the two mortgage loans into one loan at an interest rate equal to the weighted average interest rate of the two previous mortgage loans (6.24%) up to February 2001. As of February 2001, the rate of interest on the loan will increase to 6.76% until the loan matures in October of 2008.

  Medium-Term Notes

The Operating Partnership has established a program for the sale of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). On July 28, 1998, the Operating Partnership sold $30 million of notes under the MTN Program. Such notes are due on July 30, 2001 and bear interest at 6.75% per year. On October 5, 1998, the Operating Partnership sold $25 million of notes under the MTN Program. Such notes are due on October 5, 2000 and bear interest at 6.71% per year. Proceeds from the notes issued in both July and October of 1998 were used to reduce the Unsecured Credit Facility.

5. RESTRICTED STOCK

In the nine months ended September 30, 1998 and 1997, Summit Properties granted 6,592 and 26,528 shares, respectively, of restricted stock to employees of the Operating Partnership and subsidiaries under Summit Properties' 1994 Stock Option and Incentive Plan. The market value of the restricted stock grants in 1998 and 1997 totaled $135,000 and $570,000, respectively. Unearned compensation is being amortized to expense over the vesting period which ranges from three to five years.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

--------------------------------------------------------------------------------

6. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the nine months ended September 30, 1998 and 1997 are as follows:

     A. The Operating Partnership purchased the 1998 Acquisitions by issuing 259,871 Units, assuming a mortgage note, assuming certain liabilities and the payment of cash. The recording of the purchase is summarized as follows (in thousands):

Fixed assets................................................  $88,298
Current liabilities assumed.................................     (681)
Value of Units issued.......................................   (5,213)
Mortgage note assumed.......................................   (8,750)
                                                              -------
          Cash invested.....................................  $73,654
                                                              =======

     B. The Operating Partnership sold a community on May 18, 1998 for net proceeds of approximately $23.9 million. The proceeds of the sale were put in escrow in accordance with like-kind exchange rules and regulations. On May 22, 1998, $17.6 million of the escrow was used to fund the acquisition of an apartment community (see Note 2). On July 24, 1998, $2.4 million of the escrow was used to fund the acquisition of land for development. The remaining $3.9 million held in escrow is shown in the balance sheet caption "Restricted Cash" and will be used to fund the acquisition of other like-kind property.

     C. In the nine months ended September 30, 1997, the Operating Partnership purchased four communities (Summit Mayfaire, Summit Portofino, Summit Sand Lake and Summit Windsor II). The Operating Partnership completed the purchase of the four Communities by assuming debt, issuing 194,495 Units, issuing 243,608 Units to Summit Properties in exchange for Summit Properties issuing 243,608 shares of Common Stock, assuming certain liabilities and current assets, and the payment of cash. The recording of the purchase is summarized as follows (in thousands):

Fixed assets................................................  $82,898
Other assets................................................       30
Debt assumed................................................  (15,226)
Current liabilities assumed.................................   (1,081)
Value of Units issued.......................................   (3,939)
Value of Common Stock issued................................   (4,933)
                                                              -------
          Cash invested.....................................  $57,749
                                                              =======

     D. The Operating Partnership accrued a dividend and distribution payable in the amount of $12.1 million and $10.9 million at September 30, 1998 and 1997, respectively.

     E. Summit Properties issued 6,592 and 26,528 shares of restricted stock valued at $135,000 and $570,000 during the nine months ended September 30, 1998 and 1997, respectively, to employees of the Operating Partnership and subsidiaries.

7. NOTES RECEIVABLE FROM EMPLOYEES

On September 8, 1997, the Board of Directors of Summit Properties approved a Statement of Company Policy, which has subsequently been amended and restated by the Board, on loans to executive officers and certain key employees relating to purchases of Summit Properties Common Stock (the "Loan Program"). Pursuant to the Loan Program, Summit Properties may lend amounts to certain of Summit Properties' executive officers and certain of it's key employees of the Operating Partnership and subsidiaries for one or more of the following purposes: (i) to finance the purchase of Common Stock (a) by certain executive officers on the open market at the then-current market prices and (b) by other eligible employees through Summit

SUMMIT PROPERTIES PARTNERSHIP, L.P.

--------------------------------------------------------------------------------

Properties 1996 Non-Qualified Employee Stock Purchase Plan; (ii) to finance an executive officer's or key employee's payment of the exercise price of one or more stock options to purchase shares of Common Stock granted to such employees under Summit Properties 1994 Stock Option Plan; or (iii) to finance the annual tax liability of certain executive officers related to the vesting of shares of Common Stock which constitute a portion of a restricted stock award granted to such employees under the 1994 Stock Option Plan. The maximum aggregate amount Summit Properties may loan to an executive officer is determined on a case-by-case basis by the Board of Directors or the Compensation Committee thereof, and the maximum aggregate amount Summit Properties may loan to a qualified employee is $100,000. Shares of Common Stock which are the subject of a loan serve as collateral for the note until the note has been paid in full. Each note bears interest at the applicable federal rate, as established by the Internal Revenue Service in effect on the date of the note. The notes are payable through the application to the outstanding loan balance of all dividends and distributions related to the collateral stock, first to interest, with the remainder, if any, to outstanding principal. Each note becomes due and payable in full on the tenth anniversary of the respective note. As of September 30, 1998, Summit Properties had issued loans in the net amount of $2,520,000.

8. EXTRAORDINARY ITEMS

The extraordinary items in the nine months ended September 30, 1998 resulted from the write-off of deferred financing cost in conjunction with the replacement by the Operating Partnership of its prior credit facility with the Unsecured Credit Facility and prepayment penalties on four mortgage notes which were repaid during the period.

9. SUBSEQUENT EVENTS

On October 23, 1998, the Operating Partnership sold a community in Atlanta, Georgia formerly known as Summit Springs for $17.5 million. The Operating Partnership will recognize a gain of approximately $6.0 million on the sale. Proceeds from the sale will be used to fund future development.

On November 4, 1998, the Operating Partnership acquired a portfolio of multifamily properties in Texas (the "Ewing Portfolio") through a merger with Ewing Industries, a private developer of luxury apartment homes. The Ewing Portfolio consists of 2,465 apartment homes in seven communities located in Dallas, Austin and San Antonio. The acquisition of the Ewing Portfolio was effected pursuant to an Agreement and Plan of Reorganization dated as of October 31, 1998 (the "Merger Agreement") among Summit Properties, affiliates of Summit Properties (including the Operating Partnership), Ewing Industries, Inc., an Ohio corporation ("Ewing Industries"), affiliates of Ewing, and their respective partners, shareholders and members (together with Ewing Industries, "Ewing"). Pursuant to the Merger Agreement, the acquisition was funded through (i) the issuance to Ewing of 1,008,987 shares of common stock of Summit Properties (each, a "Share") and 141,921 units of limited partnership interest of the Operating Partnership (each, a "Unit"), valued at $18.50 per Share and per Unit (or $21,291,801 in the aggregate), (ii) the assumption of $79,851,773 in long-term fixed-rate mortgage indebtedness, (iii) the payment of $50,598,397 in cash and (iv) receipt of $2,516,868 of credit for customary prorations and reserves. A portion of the consideration is deferred until stabilization of one community which is currently in lease-up. The current estimate of the additional consideration to be paid at such time is (i) 1,030,009 Shares and 36,629 Units valued at $18.50 per Share and per Unit (or $19,732,803 in the aggregate), and
(ii) cash in the amount of $1,314,144. The Operating Partnership filed a Current Report on Form 8-K with the Securities and Exchange Commission on November 13, 1998 in connection with the acquisition of the Ewing Portfolio.

On November 12, 1998, the Operating Partnership sold a community located in Winston Salem, North Carolina formerly known as Summit Old Town for approximately $7.5 million. The Operating Partnership expects to recognize a gain on the sale. Proceeds from the sale will be used to fund future development.

PART II.  OTHER INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including without limitation statements relating to the operating performance of stabilized communities, to development activities of the Operating Partnership and to the implementation of the Operating Partnership's plan to address Year 2000 issues. The Operating Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Operating Partnership are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Operating Partnership's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Operating Partnership's actual results and performance of stabilized and development Communities and the actual costs, progress and expenses with respect to its plan to address Year 2000 issues could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on the operations and future prospects of the Operating Partnership include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs")), availability of capital, interest rates, construction delays due to unavailability of materials, weather conditions or other delays, competition, supply and demand for apartment communities in the Operating Partnership's current and proposed market areas, expenses of or delays in the identification and upgrade or replacement by the Operating Partnership of its non-Year 2000 compliant computer information systems and computer systems that do not relate to information technology, but include embedded technology, the Year 2000 compliance of vendors (including vendors of the Operating Partnership's computer information systems) or third party service providers (including the Operating Partnership's primary bank and payroll processor), generally accepted accounting principles, policies and guidelines applicable to REITs, and those factors discussed in the last paragraph under the heading "Operating Performance of the Operating Partnership's Fully Stabilized Communities," in the section entitled "Development Activity--Certain Factors Affecting the Performance of Development Communities" and in the section entitled "Year 2000" on pages 14, 21 and 22 respectively, of this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

  Results of Operations for the Three and Nine Months Ended September 30, 1998 and 1997

For the three and nine months ended September 30, 1998, income before gain on sale of real estate assets and extraordinary items increased $944,000 and $1,189,000, respectively, to approximately $7.9 million and $21.9 million, respectively, from the three and nine months ended September 30, 1997.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S PORTFOLIO OF COMMUNITIES

The operating performance of the Communities for the three and nine months ended September 30, 1998 and 1997 is summarized below (dollars in thousands):

                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                  ----------------------------   ----------------------------
                                   1998      1997     % CHANGE    1998      1997     % CHANGE
                                  -------   -------   --------   -------   -------   --------
Property revenues:
  Stabilized communities........  $21,664   $20,839      4.0%    $63,240   $61,912       2.1%
  Acquisition communities.......    6,095     2,428    151.0      14,042     5,697     146.5
  Stabilized development
     communities................    5,564     5,170      7.6      16,401    13,647      20.2
  Communities in lease-up.......    4,072       611    566.4       9,725       640    1419.5
  Communities sold..............       --       852    100.0       1,372     3,010     (54.4)
                                  -------   -------              -------   -------
          Total property
            revenues............   37,395    29,900     25.1     104,780    84,906      23.4
                                  -------   -------              -------   -------
Property operating and
  maintenance expense:(1)
Stabilized communities..........    8,016     7,809      2.7      23,383    23,141       1.0
  Acquisition communities.......    2,135       835    155.7       4,684     1,893     147.4
  Stabilized development
     communities................    1,804     1,477     22.1       5,366     4,230      26.9
  Communities in lease-up.......    1,316       241    446.1       3,232       306     956.2
  Communities sold..............       --       370    100.0         534     1,260     (57.6)
                                  -------   -------              -------   -------
          Total property
            operating and
            maintenance
            expense.............   13,271    10,732     23.7      37,199    30,830      20.7
                                  -------   -------              -------   -------
Property operating income.......  $24,124   $19,168     25.9     $67,581   $54,076      25.0
                                  =======   =======              =======   =======
Apartment homes, end of
  period........................   16,695    14,734     13.3      16,695    14,734      13.3
                                  =======   =======              =======   =======

---------------

(1) Before real estate depreciation expense.

A summary of the Operating Partnership's apartment homes for the nine months ended September 30, 1998 and 1997 is as follows:

                                                               1998     1997
                                                              ------   ------
Apartment homes at the beginning of period..................  14,980   12,454
Acquisitions................................................   1,092    1,188
Developments which began rental operations during the
  period....................................................   1,067    1,306
Sale of apartment homes.....................................    (444)    (214)
                                                              ------   ------
Apartment homes at the end of the period....................  16,695   14,734
                                                              ======   ======

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S FULLY STABILIZED
COMMUNITIES

The operating performance of the 46 Communities stabilized since January 1, 1996 in each of the three and nine months ended September 30, 1998 and 1997, respectively, are summarized below (dollars in thousands except average monthly rental revenue):

                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                ----------------------------   ----------------------------
                                 1998      1997     % CHANGE    1998      1997     % CHANGE
                                -------   -------   --------   -------   -------   --------
Property revenues:
  Rental......................  $20,531   $19,855      3.4%    $60,022   $59,000      1.7%
  Other.......................    1,133       984     15.1       3,218     2,912     10.5
                                -------   -------              -------   -------
Total property revenues.......   21,664    20,839      4.0      63,240    61,912      2.1
                                -------   -------              -------   -------
Property operating and
  maintenance expense(1):
  Personnel...................    1,812     1,744      3.9       5,126     5,242     (2.2)
  Advertising and promotion...      323       319      1.3         929       830     11.9
  Utilities...................      969       945      2.5       2,824     2,713      4.1
  Building repairs and
     maintenance..............    1,850     1,817      1.8       5,070     5,136     (1.3)
  Real estate taxes and
     insurance................    1,916     1,896      1.1       6,030     5,927      1.7
  Property supervision........      532       518      2.7       1,563     1,548      1.0
  Other operating expense.....      614       570      7.7       1,841     1,745      5.5
                                -------   -------              -------   -------
Total property operating and
  maintenance expense.........    8,016     7,809      2.7      23,383    23,141      1.0
                                -------   -------              -------   -------
Property operating income.....  $13,648   $13,030      4.7     $39,857   $38,771      2.8
                                =======   =======              =======   =======
Average physical
  occupancy(2)................     94.6%     93.8%     0.8        93.0%     93.4%    (0.4)
                                =======   =======              =======   =======
Average monthly rental
  revenue(3)..................  $   757   $   729      3.9     $   750   $   726      3.4
                                =======   =======              =======   =======
Number of apartment homes.....    9,834     9,834                9,834     9,834
                                =======   =======              =======   =======

---------------

(1) Before real estate depreciation expense.

(2) Average physical occupancy is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the Communities, expressed as a percentage. Average physical occupancy has been calculated using the average of the occupancy that existed on Sunday during each week of the period.

(3) Represents the average monthly net rental revenue per occupied apartment home.

The increase in rental revenue from fully stabilized Communities for the third quarter and first nine months of 1998 compared to 1997 was primarily the result of increases in average rental rates. As a percentage of total property revenue, property operating and maintenance expenses decreased for the three month period from 37.5% in 1997 to 37.0% in 1998 and for the nine month period from 37.4% in 1997 to 37.0% in 1998.

The 4.0% and 2.1 % rates of growth in property revenues were higher than the 1.4% and 1.8% rates of growth in property revenues achieved from the third quarter of 1997 compared to third quarter 1996 the first nine months of 1997 compared to the first nine months of 1996, respectively. The property revenue growth rates were higher primarily as a result of increasingly strong economies in many of the markets in which the Operating Partnership operates. This higher growth rate was especially noticeable in the Sarasota, Florida markets. The Operating Partnership expects property revenue growth rates for the remainder of 1998 to be similar to the first nine months of 1998 due to the continued strength of the local economies in which the Operating Partnership operates, balanced by the continuing increase in the supply of new multi-family communities. The Operating Partnership believes its expectations with respect to property revenue growth are based on reasonable assumptions as to future economic conditions and the quantity of competitive multi-family communities in the markets in which the Operating Partnership does business. However, there can be no assurance that actual results will not differ from these assumptions, which could result in lower property revenue.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S ACQUISITION COMMUNITIES

Acquisition Communities consist of Summit Fair Oaks, Summit Portofino, Summit Sand Lake and Summit Windsor II acquired in 1997 (1,290 apartment homes) and Summit St. Clair, Summit Club at Dunwoody and Summit at Lenox acquired in 1998 (1,092 apartment homes). Summit Portofino and Summit Sand Lake were acquired in the first quarter of 1997 and Summit Windsor II and Summit Fair Oaks were acquired in the third and fourth quarters of 1997, respectively. Summit St. Clair, Summit Club at Dunwoody and Summit at Lenox were acquired in the first, second and third quarters of 1998, respectively. Summit Mayfaire was purchased effective January 1, 1997 and therefore is included in stabilized Communities. The operations of these Communities for the three and nine months ended September 30, 1998 and 1997 are summarized as follows (dollars in thousands except average monthly rental revenue):

                                                     THREE MONTHS
                                                         ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30,      SEPTEMBER 30,
                                                    ---------------   ------------------
                                                     1998     1997      1998      1997
                                                    ------   ------   --------   -------
Property revenues:
  Rental revenues.................................  $5,776   $2,236   $13,310    $5,279
  Other property revenue..........................     319      192       732       418
                                                    ------   ------   -------    ------
Total property revenues...........................   6,095    2,428    14,042     5,697
                                                    ------   ------   -------    ------
Property operating and maintenance expense(1).....   2,135      835     4,684     1,893
                                                    ------   ------   -------    ------
Property operating income.........................  $3,960   $1,593   $ 9,358    $3,804
                                                    ======   ======   =======    ======
Average physical occupancy(2).....................    95.2%    93.4%     94.9%     93.4%
                                                    ======   ======   =======    ======
Average monthly rental revenue(3).................  $  894   $  809   $   884    $  809
                                                    ======   ======   =======    ======
Number of apartment homes.........................   2,382    1,044     2,382     1,044
                                                    ======   ======   =======    ======

---------------

(1) Before real estate depreciation expense.

(2) Average physical occupancy is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the Communities, expressed as a percentage. Average physical occupancy has been calculated using the average of the occupancy that existed on Sunday during each week of the period.

(3) Represents the average monthly net rental revenue per occupied apartment home.

The unleveraged yield on investment for the acquisition Communities, defined as property operating income for the three and nine months ended September 30, 1998 on an annualized basis over total acquisition cost, was 9.14% and 9.12%, respectively.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S STABILIZED DEVELOPMENT COMMUNITIES

The Operating Partnership had seven development Communities (Summit Aventura, Summit Hill II, Summit Green, Summit River Crossing, Summit Fairways, Summit on the River and Summit Russett) which were stabilized during the entire three and nine months ended September 30, 1998 but were stabilized subsequent to January 1, 1996. The operating performance of these seven Communities for the three and nine months ended September 30, 1998 and 1997 is summarized below (dollars in thousands except average monthly rental revenue):

                                                    THREE MONTHS
                                                        ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30,      SEPTEMBER 30,
                                                   ---------------   -----------------
                                                    1998     1997     1998      1997
                                                   ------   ------   -------   -------
Property revenues:
  Rental revenues................................  $5,139   $4,813   $15,301   $12,715
  Other property revenue.........................     425      357     1,100       932
                                                   ------   ------   -------   -------
          Total property revenues................   5,564    5,170    16,401    13,647
                                                   ------   ------   -------   -------
Property operating and maintenance expense(1)....   1,804    1,477     5,366     4,230
                                                   ------   ------   -------   -------
Property operating income........................  $3,760   $3,693   $11,035   $ 9,417
                                                   ======   ======   =======   =======
Average physical occupancy(2)....................    93.5%    88.7%     92.6%     78.9%
                                                   ======   ======   =======   =======
Average monthly rental revenue(3)................  $  897   $  865   $   890   $   864
                                                   ======   ======   =======   =======
Number of apartment homes........................   2,106    2,106     2,106     2,106
                                                   ======   ======   =======   =======

---------------

(1) Before real estate depreciation expense.

(2) Average physical occupancy is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the Communities, expressed as a percentage. Average physical occupancy has been calculated using the average of the occupancy that existed on Sunday during each week of the period.

(3) Represents the average monthly net rental revenue per occupied apartment home.

The unleveraged yield on investment for the stabilized development Communities, defined as property operating income for the three and nine months ended September 30, 1998 on an annualized basis over total development cost, was 10.53% and 10.22%, respectively.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S COMMUNITIES IN LEASE-UP

The Operating Partnership had twelve Communities in lease-up during the nine months ended September 30, 1998. A Community in lease-up is defined as one which has commenced rental operations but was not stabilized as of the beginning of the current year. A summary of the twelve Communities in lease-up as of September 30, 1998 is as follows (dollars in thousands):

                                         TOTAL       ACTUAL/                         HOMES                    % LEASED
                           NUMBER OF    ACTUAL/    ANTICIPATED       ACTUAL/       COMPLETED      Q3 1998       AS OF
                           APARTMENT   ESTIMATED   CONSTRUCTION    ANTICIPATED    AT SEPT. 30,    AVERAGE     SEPT. 30,
COMMUNITY                    HOMES       COST       COMPLETION    STABILIZATION       1998       OCCUPANCY      1998
---------                  ---------   ---------   ------------   -------------   ------------   ---------    ---------
Summit Norcroft II              54     $  3,500      Q4 1997         Q1 1998           54          95.08%       96.30%
Summit Stonefield              216       19,650      Q1 1998         Q1 1998          216          98.50       100.00
Summit Ballantyne I            246       16,380      Q4 1997         Q3 1998          246          92.12        92.70
Summit Sedgebrook I            248       16,330      Q4 1997         Q3 1998          248          94.55        96.40
Summit Plantation II           240       21,240      Q4 1997         Q3 1998          240          96.16       100.00
Summit Lake I                  302       20,170      Q2 1998         Q3 1998          302          90.62        99.30
Summit Ballantyne II(1)        154       10,100      Q4 1998         Q1 1999          126          33.82        60.40
Summit Fair Lakes I(1)         370       32,900      Q1 1999         Q2 1999           92          15.12        42.20
Summit Governor's
  Village(1)                   242       16,700      Q1 1999         Q2 1999          125          22.02        43.40
Summit New Albany I(1)         301       22,600      Q1 1999         Q3 1999          135          17.51        42.20
Summit Doral(1)                260       22,800      Q2 1999         Q3 1999            6           0.00         0.00
Summit Westwood(1)             354       24,400      Q3 1999         Q4 1999           32           0.00         5.60
                             -----     --------
                             2,933     $223,270
                             =====     ========

---------------

(1) These properties are included in the Construction in Progress category at September 30, 1998.

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

The operating performance of Summit Management Company (the "Management Company") and its wholly-owned subsidiary, Summit Apartment Builders Inc. (the "Construction Company"), for the three and nine months ended September 30, 1998 and 1997 is summarized below (dollars in thousands):

                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                  ------------------    ------------------
                                                   1998       1997       1998       1997
                                                  -------    -------    -------    -------
Revenue.......................................    $1,609     $1,604     $4,664     $4,502
Expenses:
  Operating...................................     1,539      1,292      4,140      3,821
  Depreciation................................        61         48        179        144
  Amortization................................        72         78        215        226
  Interest....................................        75         75        225        225
                                                  ------     ------     ------     ------
  Total expenses..............................     1,747      1,493      4,759      4,416
                                                  ------     ------     ------     ------
Net income (loss) of Summit Management
  Company.....................................    $ (138)    $  111     $  (95)    $   86
                                                  ======     ======     ======     ======

The increase in revenue for the nine month period was primarily a result of higher revenues from managing the Operating Partnership's communities offset by lower revenues for managing third party communities.

Total average third party apartment homes under management were 2,965 and 4,769 at September 30, 1998 and 1997, respectively. The decrease was primarily due to the termination of two of the Management Company's contracts which provided for the management of six apartment communities. The contracts were terminated as a result of a change in ownership of the apartment communities. Property management fees include $276,000 and $415,000 of fees from third parties for the three months ended September 30, 1998 and

1997, respectively, and $934,000 and $1.3 million of fees from third parties for the nine months ended September 30, 1998 and 1997, respectively. Property management fees from third parties as a percentage of total property management revenues were 14.6% and 25.9% for the three months ended September 30, 1998 and 1997, respectively, and 18.6% and 28.9% for the nine months ended September 30, 1998 and 1997, respectively. The Operating Partnership expects third party management revenue as a percentage of total property management revenues to continue to decline as revenues from the Operating Partnership's Communities continue to increase.

All of the Construction Company's revenues are from contracts with the Operating Partnership.

OTHER INCOME AND EXPENSES

Interest expense, including amortization of deferred financing costs, increased by $2.6 million and $8.0 million for the three and nine months ended September 30, 1998, respectively. This increase was primarily the result of an increase in the Operating Partnership's average indebtedness outstanding. Average indebtedness outstanding and effective interest cost increased $162.3 million and .05% (6.74% to 6.79%) for the three months ended September 30, 1998 and $149.8 million and .10% (6.64% to 6.74%) for the nine months ended September 30, 1998.

Other income increased from $71,000 to $628,000 for the three months ended September 30, 1998 primarily as the result of an incentive fee earned in connection with a property that the Operating Partnership had developed and managed for a third party.

Depreciation expense increased $1.5 million and $4.3 million or 26.0% and 26.2% for the three and nine months ended September 30, 1998, respectively, primarily due to depreciation on recently acquired or developed Communities.

General and administrative expenses increased $333,000 and $627,000 or 38.9% and 29.9% for the three and nine months ended September 30, 1998, primarily due to expenses related to the Operating Partnership's overall growth. As a percentage of revenues, general and administrative expenses were 3.1% and 2.9% for the three months ended September 30, 1998 and 1997, and 2.6% and 2.5% for the nine months ended September 30, 1998 and 1997, respectively.

EXTRAORDINARY ITEMS

The extraordinary items in the nine months ended September 30, 1998 resulted from the write-off of deferred financing cost in conjunction with the replacement by the Operating Partnership of its prior credit facility with the Unsecured Credit Facility (as hereafter defined) and prepayment penalties on four mortgage notes which were repaid during the period.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

The Operating Partnership's net cash provided by operating activities increased from $41.9 million for the nine months ended September 30, 1997 to $47.5 million for the same period in 1998, primarily due to a $13.5 million increase in property operating income offset by a $10.7 million increase in interest paid. The increase in interest paid was primarily due to an increase in the average indebtedness outstanding.

Net cash used in investing activities increased from $127.9 million for the nine months ended September 30, 1997 to $157.6 million for the same period in 1998 due to an increase in the acquisition of Communities, an increase in the construction of Communities and higher recurring capital expenditures primarily due to an increase in apartment homes owned, partially offset by higher proceeds from the sale of a Community. In 1998 the Operating Partnership acquired three apartment Communities containing 1,092 apartment homes for a total cost of $88.3 million which included the issuance of $5.2 million of Units and the assumption of $8. million in mortgage debt. In addition, the Operating Partnership funded $97.3 million in development costs and $6.7 million in capital improvements in 1998. The Operating Partnership had a total net cash proceeds of

$23.9 million from the sale of an apartment community, which was deposited with a qualified intermediary. Approximately $20.0 million of these funds were used to fund the purchase of a Community and land. The remaining $3.9 million in proceeds from the sale were being held in escrow in accordance with like-kind exchange rules and regulations.

Net cash provided by financing activities increased from $86.2 million for the nine months ended September 30, 1997 to $111.4 million for the same period in 1998, primarily due to an increase in equity proceeds from Summit Properties' dividend reinvestment and stock purchase plans and an increase in net borrowings from the Operating Partnership's credit facility offset by a higher repayment of debt, lower borrowings on unsecured bonds, the issuance of notes receivable from employees, the payment of higher distributions to unitholders and a decrease in Summit Properties stock issuance proceeds contributed to the Operating Partnership. Financing activities in 1998 included $103.6 million in net borrowings from the Operating Partnership's credit facility and $30.5 million in net proceeds from Summit Properties' dividend reinvestment and stock purchase plans. Dividend reinvestment and stock purchase proceeds increased from 1997 primarily due to the replacement of the prior dividend reinvestment plan with a dividend reinvestment and stock purchase plan which allows direct stock purchases by shareholders and non-shareholders. These cash inflows were offset by $34.7 million of dividends and distributions and the repayment of mortgage debt of $14.9 million. Mortgage debt repayment included $11.9 million for the prepayment of four mortgage notes.

The ratio of earnings to fixed charges was 1.94 for the nine months ended September 30, 1998 compared to 2.02 for the nine months ended September 30, 1997. The decrease is primarily due to increased interest charges as discussed in "Historical Results of Operations -- Other Income and Expenses" above offset by an increase in the gain on real estate assets.

The Operating Partnership's outstanding indebtedness at September 30, 1998 totaled $601.9 million. This amount includes approximately $198.8 million in fixed rate conventional mortgages, $51.9 million of variable rate tax-exempt bonds, $216.0 million of unsecured notes, $9.2 million of tax-exempt fixed rate loans, and $126.0 million under the Unsecured Credit Facility (as hereinafter defined).

The Operating Partnership repaid four mortgage notes with a balance of $11.9 million during the first quarter of 1998. The mortgage notes had an 8% interest rate and were repaid from the borrowings under the Operating Partnership's credit facility.

The Operating Partnership expects to meet its short-term liquidity requirements (i.e., liquidity requirements arising within 12 months) including recurring capital expenditures relating to maintaining its existing properties, generally through its working capital, net cash provided by operating activities and borrowings under its line of credit. The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and Summit Properties dividend REIT requirements. The Operating Partnership expects to meet its long-term liquidity requirements (i.e., liquidity requirements arising after 12 months), such as scheduled mortgage debt maturities, property acquisitions, financing of construction and development activities and other non-recurring capital improvements, through the issuance of unsecured notes and equity securities of Summit Properties, from undistributed Funds from Operations (see page 24), from proceeds received from the disposition of certain properties, and in connection with the acquisition of land or improved property, and through the issuance of units of limited partnership interest units.

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

  Mortgage Notes

On September 23, 1998, the Operating Partnership consolidated and renewed two mortgage loans which had a $147.2 million balance. The original loans matured in February 2001 ($118.3 million at 5.88%) and December 2005 ($28.9 million at 7.71%). The consolidation and renewal combined the two mortgage loans into one loan at an interest rate equal to the weighted average interest rate of the two previous mortgage loans (6.24%) up to February 2001. As of February 2001, the rate of interest on the loan will increase to 6.76% until the loan matures in October of 2008.

  Medium-Term Notes

The Operating Partnership has established a program for the sale of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). On July 28, 1998, the Operating Partnership sold $30 million of notes under the MTN Program. Such notes are due on July 30, 2001 and bear interest at 6.75% per year. On October 5, 1998, the Operating Partnership sold $25 million of notes under the MTN Program. Such notes are due on October 5, 2000 and bear interest at 6.71% per year. Proceeds from the notes issued in both July and October of 1998 were used to reduce the Unsecured Credit Facility.

ACQUISITIONS AND DISPOSITION

During the nine month period ending September 30, 1998, the Operating Partnership completed the acquisition of three communities located in Atlanta,
Georgia: Summit St. Clair, purchased effective March 1, 1998, Summit Club at Dunwoody, purchased on May 22, 1998, and Summit at Lenox (formerly Lenox Forest), purchased effective July 8, 1998 (the "1998 Acquisitions"). The 1998 Acquisitions added a total of 1,092 apartment homes to the Operating Partnership's portfolio at an aggregate purchase price of $88.3 million.

The 1998 Acquisitions were financed with the issuance of 259,871 Units valued at $5.2 million and the assumption of $8.8 million of mortgage debt. The balance of the purchase price was paid in cash.

On May 18, 1998, the Operating Partnership sold a community in Brandon, Florida formerly known as Summit Providence for net proceeds of $23.9 million. A gain on the sale of $8.7 million was recognized. Proceeds from the sale were used to partially fund the acquisition of Summit Club at Dunwoody.

On October 23, 1998, the Operating Partnership sold a community in Atlanta, Georgia formerly known as Summit Springs for $17.5 million. The Operating Partnership will recognize a gain of approximately $6.0 million on the sale. Proceeds from the sale will be used to fund future development.

On November 3, 1998, the Operating Partnership acquired a portfolio of multifamily properties in Texas (the "Ewing Portfolio") through a merger with Ewing Industries, a private developer of luxury apartment homes. The Ewing Portfolio consists of 2,465 apartment homes in seven communities located in Dallas, Austin and San Antonio. The acquisition of the Ewing Portfolio was effected pursuant to an Agreement and Plan of Reorganization dated as of October 31, 1998 (the "Merger Agreement") among Summit Properties, affiliates of Summit Properties (including the Operating Partnership), Ewing Industries, Inc., an Ohio corporation ("Ewing Industries"), affiliates of Ewing, and their respective partners, shareholders and members (together with Ewing Industries, "Ewing"). Pursuant to the Merger Agreement, the acquisition was funded through (i) the issuance to Ewing of 1,008,987 shares of common stock of Summit Properties (each, a "Share") and 141,921 units of limited partnership interest of the Operating Partnership (each, a "Unit"), valued at $18.50 per Share and per Unit (or $21,291,801 in the aggregate), (ii) the assumption of $79,851,773 in long-term fixed-rate mortgage indebtedness, (iii) the payment of $50,598,397 in cash and (iv) receipt of $2,516,868 of credit for customary prorations and reserves. A portion of the consideration is deferred until stabilization of one community which is currently in lease-up. The current estimate of the additional consideration to be paid at such time is (i) 1,030,009 Shares and 36,629 Units valued at $18.50 per Share and per Unit (or $19,732,803 in the aggregate), and (ii) cash in the amount of $1,314,144. The Operating Partnership filed a Current Report on Form 8-K with the Securities and Exchange Commission on November 13, 1998 in connection with the acquisition of the Ewing Portfolio.

On November 12, 1998, the Operating Partnership sold a community located in Winston Salem, North Carolina formerly known as Summit Old Town for approximately $7.5 million. The Operating Partnership expects to recognize a gain on the sale. Proceeds from the sale will be used to fund future development.

DEVELOPMENT ACTIVITY

The Operating Partnership's construction in progress at September 30, 1998 is summarized as follows (dollars in thousands):

                                                          TOTAL                ESTIMATED   ANTICIPATED
                                            APARTMENT   ESTIMATED   COST TO     COST TO    CONSTRUCTION
                COMMUNITY                     HOMES       COSTS       DATE     COMPLETE     COMPLETION
                ---------                   ---------   ---------   --------   ---------   ------------
Summit Doral -- Miami, FL(2)..............      260     $ 22,800    $ 11,564    $11,236      Q2 1999
Summit Westwood -- Raleigh, NC(2).........      354       24,400      13,574     10,826      Q3 1999
Summit Fair Lakes I -- Fairfax, VA(2).....      370       32,900      27,324      5,576      Q1 1999
Summit Fair Lakes II -- Fairfax, VA.......      160       14,200       5,519      8,681      Q3 1999
Summit New Albany I -- Columbus, OH(2)....      301       22,600      20,878      1,722      Q1 1999
Summit Governor's Village --
  Chapel Hill, NC(2)......................      242       16,700      15,435      1,265      Q1 1999
Summit Ballantyne II -- Charlotte,
  NC(2)...................................      154       10,100       9,576        524      Q4 1998
Summit Lake II -- Raleigh, NC.............      144       10,200       4,564      5,636      Q2 1999
Summit Sedgebrook II -- Charlotte, NC.....      120        7,800       2,167      5,633      Q3 1999
                                              -----     --------    --------    -------
                                              2,105     $161,700     110,601    $51,099
                                              =====     ========    ========    =======
Other development and construction
  costs(1)................................                            30,003
                                                                    --------
                                                                    $140,604
                                                                    ========

---------------

(1) Consists primarily of land held for development and other predevelopment costs.

(2) These communities were in lease-up at September 30, 1998.

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

YEAR 2000

The Securities and Exchange Commission has asked all public companies to provide disclosure regarding their Year 2000 readiness. The term "Year 2000 issue" is a general term used to describe various problems that may result from the improper processing by computer systems of dates after 1999. These problems arise from the inability of some hardware and software to distinguish dates before the year 2000 from dates in and after the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.

The Operating Partnership's efforts to address its Year 2000 issues are focused in the following three areas: (i) reviewing and taking any necessary steps to attempt to correct the Operating Partnership's computer information systems (i.e., software applications and hardware platforms), (ii) evaluating and making any necessary modifications to other computer systems that do not relate to information technology but include embedded technology, such as telecommunications, security, HVAC, elevator, fire and safety systems, and (iii) communicating with certain significant third-party service providers to determine whether there will be any interruption in their systems that could affect the Operating Partnership.

  The Operating Partnership's State of Readiness

The Operating Partnership has developed a four phase plan to address its Year 2000 issues (its "Year 2000 Plan"). The four phases are (i) Awareness, (ii) Assessment, (iii) Remediation and (iv) Testing.

  Awareness

The Operating Partnership has made the relevant employees, including its property managers, aware of the Year 2000 issue and collected information from such employees regarding systems that the Operating Partnership anticipates may be affected. Management will oversee the Operating Partnership's progress with respect to the implementation of its Year 2000 Plan. In addition, the Year 2000 Plan will be subject to review of the Audit Committee of the Board of Directors of Summit Properties'.

  Assessment

The Operating Partnership has substantially completed an assessment of its standard computer information systems and is now taking the further necessary steps to make its core computer information systems, in those situations in which the Operating Partnership is required to do so, Year 2000 compliant. See "Remediation" below. The Operating Partnership is in the process of attempting to obtain written verification from vendors to the effect that the Operating Partnership's other (i.e., non-core) standard computer information systems acquired from such vendors correctly distinguish dates before the year 2000 from dates in and after the year 2000. The Operating Partnership expects that it will request such verifications, or a commitment from the relevant vendor to provide a solution, by no later than December 31, 1998.

In addition, the Operating Partnership is currently evaluating and assessing its other computer systems that do not relate to information technology but include embedded technology, such as telecommunications, security, HVAC, elevator, fire and safety systems, and expects that its assessment will be completed by the second quarter of 1999. The Operating Partnership is aware that such systems contain embedded chips that are difficult to identify and test and may require complete replacement because they cannot be repaired. Failure of the Operating Partnership to identify or remediate any embedded chips (either on an individual or aggregate basis) on which significant business operations depend, such as phone systems, could have a material adverse impact on the Operating Partnership's business, financial condition and results of operations.

The Operating Partnership rents apartments in its Communities to individuals and does not have a single customer or group of customers who rents a significant number of apartments. The Operating Partnership's primary purchases are building-related products (e.g., carpets, paint and blinds) and services (e.g., lawn care services), all of which are available from numerous suppliers. The Operating Partnership's primary financial service providers are its primary bank and payroll processor. The primary bank has provided written verification to the Operating Partnership that it will be Year 2000 compliant and the payroll processor has a Year 2000 upgrade available. The Operating Partnership will implement this upgrade in the first quarter of 1999. For the foregoing reasons, the Operating Partnership does not believe that there is a significant risk related to the failure of residents, vendors or third-party goods or service providers to prepare for the Year 2000; however, the costs and timing of third-party Year 2000 compliance is not within the Operating Partnership's control and no assurances can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

  Remediation

The Operating Partnership's primary uses of software systems are its corporate accounting and property on-site software. The Operating Partnership's corporate accounting system is widely used in the real estate industry. A version upgrade, installed in the second quarter of 1998, is designed to be Year 2000 compliant. The Operating Partnership completed the replacement of its current property on-site software in October 1998 with a new software system that is also designed to be Year 2000 compliant. This new software is also widely used in the real estate industry. The Operating Partnership has received written verification from the vendors of each of the corporate accounting and on-site systems that the relevant software is Year 2000 compliant. The Operating Partnership had previously planned both the upgrade of the corporate accounting system and implementation of the new property on-site system, and such changes would have been undertaken without regard to Year 2000 remediation issues. Accordingly, the Operating Partnership has not deferred any planned information or software projects due to such Year 2000 projects, and the Operating Partnership is not treating the costs of the above-referenced changes as Year 2000-related expenses.

  Testing

To attempt to confirm that its computer systems are Year 2000 compliant, the Operating Partnership expects to perform limited testing of its computer information systems and its other computer systems that do not relate to information technology but include embedded technology; however, unless Year 2000 issues arise in the course of its limited testing, the Operating Partnership will rely on the written verification received from each vendor of its computer systems that the relevant system is Year 2000 compliant. Nevertheless, there can be no assurance that the computer systems on which the Operating Partnership's business relies will correctly distinguish dates before the year 2000 from dates in and after the year 2000. Any such failures could have a material adverse effect on the Operating Partnership's business, financial condition and results of operations. The Operating Partnership currently anticipates that testing will commence no later than November 1998 and expects that its testing will be complete by March 31, 1999.

  Costs to Address the Operating Partnership's Year 2000 Issues

Based on current information from its review to date, the Operating Partnership budgeted $500,000 for the cost of repairing, updating and replacing its standard computer information systems. The primary component of the cost was replacing the property on-site software. Because the Operating Partnership's Year 2000 assessment is ongoing and additional funds may be required as a result of future findings, the Operating Partnership's current budget amounts may increase as a result of unanticipated delays or preparedness issues. While the Operating Partnership's efforts to address its Year 2000 issues will involve additional costs, the Operating Partnership believes, based on available information, that these costs will not have a material adverse effect on its business, financial condition or results of operations. The Operating Partnership expects to fund the costs of addressing the Year 2000 issue from cash flows resulting from operations. While the Operating Partnership believes that it will be Year 2000 compliant by December 31, 1999, if these efforts are not completed on time, or if the costs associated with updating or replacing the Operating Partnership's computer systems exceeds the Operating Partnership's estimates, the Year 2000 issue could have a material adverse effect on the Operating Partnership's business, financial condition and results of operations.

  Risks Presented by Year 2000 Issues

The Operating Partnership is still in the process of evaluating potential disruptions or complications that might result from Year 2000-related problems; however, at this time the Operating Partnership has not identified any specific business functions that are likely to suffer material disruption as a result of Year-2000 related events. It is possible, however, that the Operating Partnership may identify business functions in the future that are specifically at risk of Year 2000 disruption. The absence of any such determination as of the date of this report represents only the Operating Partnership's current status of evaluating potential Year-2000 related problems and facts presently known to the Operating Partnership, and should not be construed to mean that here is no risk of Year-2000 related disruption. Moreover, due to the unique and pervasive nature of the Year 2000 issue, it is not possible to anticipate each of the wide variety of Year 2000 events, particularly outside of the Operating Partnership, that might arise in a worst case scenario which might have a material adverse impact on the Operating Partnership's business, financial condition and results of operations.

  The Operating Partnership's Contingency Plans

The Operating Partnership intends to develop contingency plans for significant business risks identified by the Operating Partnership that might result from Year-2000 related events. Because the Operating Partnership has not yet identified any specific business function that will be materially at risk of significant Year-2000 related disruptions, and because a full assessment of the Operating Partnership's risk from potential Year 2000 failures is still in process, the Operating Partnership has not yet developed detailed contingency plans specific to Year 2000 problems. In the event that the Operating Partnership concludes that one or more contingency plans are required, development of such contingency plans is currently scheduled to occur no later than June 30, 1999 or as otherwise appropriate.

  Year 2000 Information and Readiness Disclosure Act

The Operating Partnership supports the exchange of information relating to the Year 2000 issue and designates the foregoing information as the Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act. Information set forth herein regarding the Year 2000 compliance of non-Operating Partnership products and services are "republications" under the Year 2000 Information and Readiness Disclosure Act and are based on information supplied by other companies about the products and services they offer. The Operating Partnership has not independently verified the contents of these republications and takes not responsibility for the accuracy or completeness of information contained in such republications.

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

Funds from Operations and Funds Available for Distribution for the three and nine months ended September 30, 1998 and 1997 are calculated as follows (dollars in thousands):

                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                            SEPTEMBER 30,               SEPTEMBER 30,
                                      -------------------------   -------------------------
                                         1998          1997          1998          1997
                                      -----------   -----------   -----------   -----------
Income before extraordinary items...  $     7,892   $     6,948   $    30,652   $    25,098
Gain on sale of real estate
  assets............................           --            --        (8,731)       (4,366)
Depreciation from real estate
  assets............................        7,338         5,843        20,701        16,436
                                      -----------   -----------   -----------   -----------
Funds from Operations...............       15,230        12,791        42,622        37,168
Recurring capital expenditures(1)...         (611)       (1,118)       (3,372)       (2,589)
                                      -----------   -----------   -----------   -----------
Funds Available for Distribution....  $    14,619   $    11,673   $    39,250   $    34,579
                                      ===========   ===========   ===========   ===========
Non-recurring Capital
  Expenditures(2)...................  $     1,792   $     1,170   $     3,279   $     3,317
                                      ===========   ===========   ===========   ===========
Cash Flow Provided By (Used In):
  Operating Activities..............  $    17,367   $    14,770   $    47,451   $    41,931
  Investing Activities..............      (62,499)      (41,356)     (157,607)     (127,892)
  Financing Activities..............       47,568        25,170       111,416        86,226
Weighted average units
  outstanding -- basic..............   29,462,433    27,334,464    28,808,330    27,220,199
                                      ===========   ===========   ===========   ===========
Weighted average units outstanding--
  diluted...........................   29,468,032    27,369,316    28,825,095    27,252,718
                                      ===========   ===========   ===========   ===========

---------------

(1) Recurring capital expenditures are expected to be funded from operations and consist primarily of exterior painting, new appliances, vinyl, blinds, tile, and wallpaper. In contrast, non-recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities and are therefore not included in the calculation of Funds Available for Distribution. The increase in recurring capital expenditures for the nine months ended September 30, 1998 compared to 1997 was primarily due to the increase in the number of apartment homes owned. Other changes are primarily due to the timing of capital improvement projects. The Operating Partnership expects capital expenditures for the year 1998 on a per unit basis to be equal to or less than 1997.

(2) Non-recurring capital expenditures include major renovations in the amount of $442,000 in 1998 and $2.6 million in 1997; $765,000 and $19,000 for water meters in 1998 and 1997, respectively; $21,000 and $71,000 for new signage in 1998 and 1997, respectively; $223,000 for fitness center and key controls in 1998; $421,000 and $203,000 for access gates and security fences in 1998 and 1997, respectively; $170,000 and $233,000 for construction of garages in 1998 and 1997, respectively and $191,000 for improvements at Summit Norcroft I done in conjunction with development of Summit Norcroft II in 1998.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

During the three months ended September 30, 1998, the Operating Partnership has issued Units in private placements in reliance on the exemption from registration under section 4(2) of the Securities Act in the amounts and for the consideration set forth below:

     A. Summit Properties Inc. ("Summit Properties") has issued an aggregate of 673,656 shares of Common Stock pursuant to its Dividend Reinvestment and Stock Purchase Plan. Summit Properties has contributed the proceeds of these sales (approximately $12.4 million) to the Operating Partnership in consideration of an aggregate of 673,656 Units.

     B. Summit Properties has issued an aggregate of 18,000 shares of Common Stock pursuant to the exercise of stock options. Summit Properties has contributed the proceeds (approximately $342,000) of these options to the Operating Partnership in consideration of an aggregate 18,000 Units.

     C. Summit Properties has issued an aggregate of 47,016 shares of Common Stock pursuant to its Employee Stock Purchase Plan. Summit Properties has contributed the proceeds (approximately $890,000) of these sales to the Operating Partnership in consideration of an aggregate of 47,016 Units.

     D. Summit Properties has issued an aggregate of 1,500 shares of Common Stock in connection with restricted stock awards. Each time a share of Common Stock is issued in connection with such an award, the Operating Partnership issues a Unit to Summit Properties; consequently, 1,500 Units have been issued to Summit Properties.

In light of the circumstances under which such Units were issued and information obtained by the Operating Partnership in connection with such transactions, management of Summit Properties, in its capacity as general partner of the Operating Partnership, believes that the Operating Partnership may rely on such exemption.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 3.1   --  Amendment No. 13 to the Limited Partnership Agreement of
           Summit Properties Partnership, L.P. (Incorporated by reference to Exhibit 10.1 of Summit Properties Inc.'s
           Current Report on Form 8-K filed on November 13, 1998, File
           No. 1-12792).
10.1   --  6.71% Medium-Term Note due on October 5, 2000 in principal amount of $25,000,000 issued by Summit Properties
           Partnership, L.P. on October 5, 1998 (filed herewith).
10.2   --  Promissory Note, dated as of August 5, 1998, evidencing a loan of $961,000 to Steven R. LeBlanc for the purpose of purchasing shares of Common Stock of Summit Properties Inc.
           (Incorporated by reference to Exhibit 10.2 of Summit
           Properties Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, File No.
           1-12792).
12.1   --  Statement Regarding Calculation of Ratio of Earnings to
           Fixed Charges for the Three and Nine Months ended September
           30, 1998 (filed herewith).
27.1   --  Financial Data Schedule -- Nine Months ended September 30,
           1998 (for SEC use only) (filed herewith).
27.2   --  Revised Financial Data Schedule -- Nine Months ended
           September 30, 1997 (for SEC use only) (filed herewith).

(b) Reports on Form 8-K

The Operating Partnership filed a Current Report on Form 8-K with the Securities and Exchange Commission on November 13, 1998 in connection with the purchase of the Ewing portfolio on November 4, 1998. Financial statements were not included in such Form 8-K; however, financial statements will be filed by amendment of the Form 8-K as soon as practicable, but in no event later than 60 days after the Form 8-K is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in capacities and on the dates indicated. Each of the persons set forth below has signed this report as an officer of Summit Properties Inc., in its capacity as general partner of Summit Properties Partnership, L.P.

                                                             SUMMIT PROPERTIES PARTNERSHIP, L.P.

November 13, 1998                                                   /s/ WILLIAM F. PAULSEN
-----------------------------------------------------    --------------------------------------------
(Date)                                                               William F. Paulsen,
                                                            President and Chief Executive Officer

November 13, 1998                                                   /s/ MICHAEL L. SCHWARZ
-----------------------------------------------------    --------------------------------------------
(Date)                                                               Michael L. Schwarz,
                                                                 Executive Vice President and
                                                                   Chief Financial Officer

                                 EXHIBIT INDEX

 3.1   --  Amendment No. 13 to the Limited Partnership Agreement of
           Summit Properties Partnership, L.P. (Incorporated by reference to Exhibit 10.1 of Summit Properties Inc.'s
           Current Report on Form 8-K filed on November 13, 1998, File
           No. 1-12792).
10.1   --  6.71% Medium-Term Note due on October 5, 2000 in principal amount of $25,000,000 issued by Summit Properties
           Partnership, L.P. on October 5, 1998 (filed herewith).
10.2   --  Promissory Note, dated as of August 5, 1998, evidencing a loan of $961,000 to Steven R. LeBlanc for the purpose of purchasing shares of Common Stock of Summit Properties Inc.
           (Incorporated by reference to Exhibit 10.2 of Summit
           Properties Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, File No.
           1-12792).
12.1   --  Statement Regarding Calculation of Ratio of Earnings to
           Fixed Charges for the Three and Nine Months ended September
           30, 1998 (filed herewith).
27.1   --  Financial Data Schedule -- Nine Months ended September 30,
           1998 (for SEC use only) (filed herewith).
27.2   --  Revised Financial Data Schedule -- Nine Months ended
           September 30, 1997 (for SEC use only) (filed herewith).