Form 10-K
period 1998-12-31
SUMMIT PROPERTIES PARTNERSHIP L P
filed 1999-03-18
CIK 1034235

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


 For the fiscal year ended December 31, 1998    Commission file number 0-22411




                      SUMMIT PROPERTIES PARTNERSHIP, L.P.
             (Exact name of registrant as specified in its charter)


                                ---------------

                  DELAWARE                          56-1857809
       (State or other jurisdiction of            (IRS Employer
       incorporation or organization)          Identification No.)
           212 SOUTH TRYON STREET
                  SUITE 500
          CHARLOTTE, NORTH CAROLINA                   28281
  (Address of principal executive offices)     (Zip Code)

                                (704) 334-9905
              (Registrant's telephone number, including area code)



                                ---------------
       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE


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

     The aggregate market value of limited partnership interest ("Units") held by nonaffiliates of the Registrant, as of March 11, 1999 was $34,495,682 based on the last reported sale price of the common stock of Summit Properties, Inc., a Maryland corporation and the sole general partner of the Registrant (the "Company"), into which Units are redeemable under certain circumstances at the election of the Company.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS



ITEM                                                                                                  PAGE
---------                                                                                            -----
PART I
1.        Business .................................................................................   3
2.        Properties ...............................................................................   8
3.        Legal Proceedings ........................................................................  11
4.        Submission of Matters to a Vote of Security Holders ......................................  11
PART II
5.        Market for Registrant's Common Equity and Related Stockholder Matters ....................  12
6.        Selected Financial Data ..................................................................  13
7.        Management's Discussion and Analysis of Financial Condition and Results of Operations ....  15
7A.       Quantitative and Qualitative Disclosure about Market Risk ................................  31
8.        Financial Statements and Supplementary Data ..............................................  31
9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....  31
PART III
10.       Directors and Executive Officers of the Registrant .......................................  32
11.       Executive Compensation ...................................................................  34
12.       Security Ownership of Certain Beneficial Owners and Management ...........................  42
13.       Certain Relationships and Related Transactions ...........................................  43
PART IV
14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........................  44

                                    PART I

ITEM 1. BUSINESS

THE OPERATING PARTNERSHIP

     Summit Properties Partnership L.P. (the "Operating Partnership") is one of the largest developers and operators of luxury garden apartment communities (the "Communities") in the southeastern, southwestern and mid-atlantic United States. The Operating Partnership's current portfolio consists of 66 apartment Communities with 16,631 apartment homes, including Summit Foxcroft in which the Operating Partnership has a 75% managing general partner interest. The Operating Partnership also has five apartment Communities with 1,370 apartment homes under construction and in lease-up for a total of 18,001 apartment homes.


     For the year ended December 31, 1998, the average physical occupancy rate of the Operating Partnership's fully stabilized Communities was 93.3%, and the average monthly rental revenue for these Communities was $763 per occupied apartment home. In addition, the Operating Partnership has acquisition Communities, stabilized development Communities (i.e. stabilized after January 1, 1996) and Communities in lease-up. A Community is considered to be stabilized at the attainment of 93.0% physical occupancy. A Community which the Operating Partnership has developed is deemed fully stabilized when stabilized for the two prior years as of the beginning of the current year. A Community which the Operating Partnership has acquired is deemed fully stabilized when owned by the Operating Partnership for one year or more as of the beginning of the current year. In 1998, average physical occupancy rates were 93.8% and 93.1% and average monthly rental revenue was $859 and $927 per occupied apartment home for acquisition Communities and stabilized development Communities, respectively. Annual averages for Communities in lease-up are not meaningful as the Communities are in various stages of construction/lease-up during the year. The Operating Partnership also manages approximately 2,800 apartment homes for unrelated third parties. The Operating Partnership is a fully integrated organization with multifamily development, construction, acquisition and management expertise which employs approximately 650 individuals.

     The sole general partner of the Operating Partnership is Summit Properties Inc. ("Summit Properties"), a fully integrated real estate investment trust ("REIT"). Summit Properties' common stock, par value $.01 per share (the "Common Stock") is listed on the New York Stock Exchange (the "NYSE") under the symbol "SMT". The Operating Partnership's third party management and certain construction and other businesses are conducted through its subsidiaries, Summit Management Company, a Maryland corporation (the "Management Company"), and Summit Apartment Builders, Inc., a Florida corporation (the "Construction Company"). Except where otherwise explicitly noted, the "Operating Partnership" shall also hereinafter refer to the Operating Partnership, the Management Company and the Construction Company.

     The Operating Partnership has chosen to focus its efforts in the following high growth core markets: Charlotte, North Carolina; Tampa/Sarasota, Florida; Washington, D.C.; Raleigh/Central, North Carolina; South Florida; Atlanta, Georgia; Richmond, Virginia; Orlando, Florida; Indianapolis, Indiana; Dallas, Texas; Austin, Texas and Columbus, Ohio. In keeping with this strategy, the Operating Partnership has established city operating offices in Charlotte, North Carolina; Tampa, Florida; Bethesda, Maryland; Atlanta, Georgia; Fort Lauderdale, Florida; Dallas, Texas and Raleigh, North Carolina. These city offices have direct responsibility for selecting and overseeing new developments and for managing the Communities in their geographic areas. This decentralized structure enables corporate management to maintain tight controls and allows the Operating Partnership to compete effectively in its core markets, while efficiently allocating capital to those markets that will yield the highest risk-adjusted return.


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

GROWTH STRATEGIES

     The Operating Partnership's objective is to create long term value through four strategies: maximizing cash flow from existing Communities, targeting major growth markets, deploying capital strategically and dedication to customer service.

     MAXIMIZING CASH FLOW FROM EXISTING COMMUNITIES. The Operating Partnership seeks to maximize the economic return from its Communities by optimizing the trade-off between increasing rental rates and maintaining high occupancy levels. Consistent with this strategy, the Operating Partnership is among the rental rate leaders in its markets. The Operating Partnership's affluent resident profile, well-trained property management staff and management information systems support this strategy. For the year ended December 31, 1998, average rent per occupied apartment home for the Operating Partnership's fully stabilized Communities increased 3.3%, and property operating income from these Communities increased 3.6% for the same period. Average occupancy, rental revenue and property operating income levels for the Operating Partnership's fully stabilized Communities are as follows for the years set forth below:




                                                                             YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------
                                                                           1998        1997        1996
                                                                        ----------  ----------  ----------
Average Physical Occupancy (1) ........................................     93.3%       93.2%       93.1%
Average Monthly Rental Revenue per Occupied Apartment Home ............  $   763     $   717     $   714
Average Monthly Rental Revenue per Occupied Apartment Home Growth Rate       3.3%        2.1%        3.8%
Property Operating Income Growth Rate (2) .............................      3.6%        2.4%        3.1%
Number of Communities (1) .............................................       39          44          32

---------
1) The Operating Partnership also has fourteen acquisition Communities, five stabilized development Communities (i.e., stabilized after January 1, 1996) and thirteen Communities in lease-up. In 1998, average physical occupancy rates were 93.8% and 93.1% and average monthly rental revenue were $859 and $927 per occupied apartment home for acquisition Communities and stabilized development Communities, respectively. Annual averages for Communities in lease-up are not meaningful as the Communities were in various stages of construction/lease-up during the year.

2) Property Operating Income is defined as total rental and other property revenues less property operating and maintenance expense (excluding depreciation and amortization).

     TARGETING MAJOR GROWTH MARKETS. The Operating Partnership's existing portfolio and plans for growth focus on core markets that are expected to grow at a greater rate than the national average in population, employment and household formation. The Operating Partnership's current high growth core markets are as follows: Charlotte, North Carolina; Tampa/ Sarasota, Florida; Washington, D.C.; Raleigh/Central, North Carolina; South Florida; Atlanta, Georgia; Richmond, Virginia; Orlando, Florida; Indianapolis, Indiana; Dallas, Texas; Austin, Texas and Columbus, Ohio. The Operating Partnership's strategy provides geographic diversification that protects it against an economic downturn in any one market, while at the same time benefiting from a tightly targeted focus on a limited number of attractive markets. By focusing only on these markets, the Operating Partnership gains better brand recognition, builds local expertise and improves operating efficiencies. Within each market there are numerous housing alternatives that compete with the Communities in attracting residents. The Communities compete directly with other rental apartments, condominiums and single-family homes that are available for rent or sale in the markets in which the Communities are located. In addition, various entities, including insurance companies, pension and investment funds, partnerships, investment companies and other multifamily REITs, compete with the Operating Partnership for the acquisition of existing properties and the development of new properties, some of which may have greater resources than the Operating Partnership. The Operating Partnership has not identified any dominant competitor, nor is it currently the dominant competitor, in its markets.

     DEPLOYING CAPITAL STRATEGICALLY. Since its formation in 1994, the Operating Partnership has increased the size of its property portfolio by almost 150% to 16,631 apartment homes. Development of new Communities has been the foundation of the Operating Partnership's growth. Of its 66 completed Communities, 39 have been developed by the Operating Partnership or its predecessors. The Operating Partnership attributes much of its historical cash flow growth to the quality of the apartment Communities it has developed over the years.

     The Operating Partnership maintains an active development program which provides it with a predictable and consistent stream of new revenues. Focusing on development allows the Operating Partnership to build desirable properties that generate premium rents. It also provides returns which generally exceed those achieved on acquisitions. The Operating Partnership's development goal is to provide its residents with a community that feels like single-family housing, with front yards, open floor plans, abundant square footage, generous storage and both attached and detached garages. The Operating

Partnership enters into leases with its residents that include provisions which are usual and customary for apartment leases, such as the payment of rent monthly, advance notice in the event of a termination, provision of a security deposit and the imposition by the Operating Partnership of a charge for rent paid after the fifth day of the month. The leases are predominantly for a term of one year.

     The Operating Partnership employs a combination of local autonomy and centralized oversight in its development process. Development officers live in their respective markets, so that critical decision-making is kept local. Development officers report to a corporate development executive, a process that is designed to ensure consistency in design, building materials and quality.

     The Operating Partnership utilizes the Construction Company in addition to third-party general contractors to build its new Communities. Of the 2,133 apartment homes in development at December 31, 1998, 63% are being built by the Construction Company, which has resulted in higher quality construction, improved timeliness and cost savings.

     In 1998, the Operating Partnership completed development of four Communities, adding 973 apartment homes to the Operating Partnership's portfolio. These four Communities represent a total investment of approximately $74.4 million. The Communities completed in 1998 are Summit Stonefield, Summit Lake I, Summit Ballantyne II and Summit New Albany.

     As of December 31, 1998, the Operating Partnership had nine apartment Communities under construction (five of which are also in lease-up) containing 2,133 apartment homes, with a budgeted cost of $192.5 million. The following provides summary information regarding the nine Communities under construction as of December 31, 1998 (dollars in thousands):



                                                                  TOTAL                 ESTIMATED   ANTICIPATED
                                                    APARTMENT   ESTIMATED    COST TO     COST TO    CONSTRUCTION
COMMUNITY                                             HOMES       COSTS        DATE      COMPLETE    COMPLETION
-------------------------------------------------- ----------- ----------- ----------- ----------- -------------
Summit Fair Lakes I -- Fairfax, VA ...............      370     $ 32,900    $ 30,351     $ 2,549      Q1 1999
Summit Governor's Village -- Chapel Hill, NC .....      242       16,700      16,518         182      Q1 1999
Summit Doral -- Miami, Florida ...................      260       22,800      16,601       6,199      Q2 1999
Summit Westwood -- Raleigh, NC ...................      354       24,400      18,601       5,799      Q3 1999
Summit Lake II -- Raleigh, NC ....................      144       10,200       7,012       3,188      Q2 1999
Summit Sedgebrook II -- Charlotte, NC ............      120        7,800       4,409       3,391      Q3 1999
Summit Fair Lakes II -- Fairfax, VA ..............      160       14,200       8,017       6,183      Q3 1999
Summit Largo -- Largo, MD ........................      217       18,000       4,984      13,016      Q1 2000
Summit Grandview -- Charlotte, NC ................      266       45,500       3,703      41,797      Q2 2000
Other development and construction costs .........       --           --      26,949          --
                                                        ---     --------    --------     -------
                                                      2,133     $192,500    $137,145     $82,304
                                                      =====     ========    ========     =======

     The Operating Partnership is optimistic about the operating prospects of the Communities under construction even with the increased supply of newly constructed apartment homes of comparable quality in many of its markets. As with any development project, there are uncertainties and risks associated with the development of the Communities described above. While the Operating Partnership has prepared development budgets and has estimated completion and stabilization target dates based on what it believes are reasonable assumptions in light of current conditions, there can be no assurance that actual costs will not exceed current budgets or that the Operating Partnership will not experience construction delays due to the unavailability of materials, weather conditions or other events. Similarly, market conditions at the time these Communities become available for leasing will affect rental rates and the period of time necessary to achieve stabilization, and could result in achieving stabilization later than currently anticipated.

     The Operating Partnership is also conducting feasibility and other pre-development work for twelve new Communities. The Operating Partnership either owns or holds options to purchase the land for each of these potential developments. For each of these potential Communities, the Operating Partnership is only in the pre-development phase, and there can be no assurance that all, or any one, of these Communities will be completed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Development Activity" for a discussion of uncertainties and risks associated with the Operating Partnership's development activity.

     While the Operating Partnership has emphasized development of new apartment communities as one of its strategies for growth, it also has successfully capitalized on expansion opportunities through the strategic acquisition of properties that meet the Operating Partnership's investment criteria. The Operating Partnership has acquired more than 8,612 apartment homes since its formation in 1994. These properties were successfully acquired at prices below their replacement cost and cumulatively have achieved a total unleveraged average yield of 9.86% in 1998. Acquisitions have been concentrated in the

Operating Partnership's targeted core markets in order to further strengthen brand identity and operational efficiencies. The Operating Partnership's extensive local-market knowledge and development expertise give it an advantage in identifying and underwriting acquisition opportunities which the Operating Partnership believes will create shareholder value. The Operating Partnership acquired the following Communities in 1998 (dollars in thousands):



                                              ACQUISITION   APARTMENT   PURCHASE       YEAR
COMMUNITY                                         DATE        HOMES       PRICE       BUILT
-------------------------------------------- ------------- ----------- ---------- -------------
Summit St. Clair -- Atlanta, GA ............     3/1/98         336     $ 27,100      1997
Summit Club at Dunwoody -- Atlanta, GA .....    5/22/98         324       27,400      1997
Summit Lenox -- Atlanta, GA ................     7/8/98         432       33,800      1965
Ewing Portfolio (1) ........................    11/4/98       2,465      179,700  1994 to 1998
                                                              -----     --------
                                                              3,557     $268,000
                                                              =====     ========

---------
(1) Includes four Communities located in Dallas, Texas, two Communities located in Austin, Texas and one Community in San Antonio, Texas. The purchase of one of the Communities located in Dallas, Texas was not completed until December 31, 1998.

     During 1998, the Operating Partnership disposed of eight communities for over $130 million. These Communities did not align with the Operating Partnership's overall long term strategic plan and growth objectives. The prices realized for the 1998 dispositions represent a cost of capital below what could have been achieved through other capital sources, such as common equity. As long as this remains the case, the Operating Partnership anticipates continuing to use property sales as a source of capital.

     DEDICATION TO CUSTOMER SERVICE. Pro-active property management has allowed the Operating Partnership to maximize cash flow from its portfolio by encouraging local decision-making and rewarding performance, initiative and innovation. The Operating Partnership's localized property management system, with offices strategically located in seven key cities, gives the Operating Partnership a distinct advantage in better responding to the needs of each market. The Operating Partnership has long stressed the importance of developing strong customer relationships with its residents. The Operating Partnership's total commitment to resident satisfaction is further evidenced by its "Sundown Policy", which mandates a response by the appropriate associate to any resident inquiry or complaint no later than "sundown" of the day on which the inquiry or complaint was received.

     The Operating Partnership has sought to provide its residents with experienced, well-trained and attentive management staffs. Every Community associate enters into a comprehensive training program when he or she is hired. This training program ensures that associates have a clear understanding of their job responsibilities, the high standards of performance expected of them and the Operating Partnership's operating philosophies. On-going training following each associate's initial employment period further enhances associate productivity. The Operating Partnership believes that this training regimen along with a proven hiring process has produced a higher quality management staff, evidenced by higher resident satisfaction at the Communities and lower associate turnover.


THE OPERATING PARTNERSHIP

     As the sole general partner of the Operating Partnership, Summit Properties has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain voting rights of holders (including Summit Properties) of the units of limited partnership interest ("Units"), including the consent of holders (including Summit Properties) of 85% of the Units in connection with a sale, transfer or other disposition of all or substantially all of the assets of the Operating Partnership, or any other transaction which would result in the recognition of a significant taxable gain to the holders of Units. As of December 31, 1998, Summit Properties' general and limited partnership interests in the Operating Partnership entitle it to share in 86.2% of the cash distributions from, and in the profits and losses of, the Operating Partnership.

     Each Unit may be redeemed by the holder thereof for cash equal to the fair market value of a share of Summit Properties' Common Stock or, at the option of Summit Properties, an equivalent number of shares of Common Stock. Summit Properties presently anticipates that it will elect to issue shares of Common Stock in connection with redemptions of Units rather than paying cash. With each redemption of Units for Common Stock, Summit Properties' percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Summit Properties issues shares of Common Stock for cash, Summit Properties will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Units to the Summit Properties.

     The Operating Partnership cannot be terminated, except in connection with a sale of all or substantially all of the assets of the Operating Partnership, for a period of 99 years from the date of formation without a vote of the limited partners of the Operating Partnership.


OPERATING PARTNERSHIP HISTORY

     The Operating Partnership, a Delaware limited partnership, was formed on January 14, 1994 to continue and expand the multifamily development, construction, acquisition, operation, management and leasing businesses of the predecessor entities through which the Operating Partnership historically conducted operations prior to the Initial Offering (as defined below) (the "Summit Entities"). The Summit Entities were founded by William B. McGuire, Jr., in 1972. In 1981, William F. Paulsen joined the predecessor to the Operating Partnership as Chief Executive Officer and shepherded the growth of its multifamily development and management activities.

     Summit Properties organized itself as a real estate investment trust (a "REIT") and completed its initial public offering (the "Initial Offering") of 10,000,000 shares of common stock, par value $0.01 per share ("Common Stock") on February 15, 1994 and sold an additional 1,500,000 shares of Common Stock upon exercise of the underwriters' over-allotment option on March 4, 1994. The proceeds from the Initial Offering were used to acquire a controlling interest in the Operating Partnership. On June 2, 1995, Summit Properties completed a follow-on public offering (the "1995 Offering") of 4,000,000 shares of Common Stock. A second follow-on public offering (the "1996 Offering") of 5,000,000 shares of the Common Stock was completed on August 7, 1996, with an additional 750,000 shares of Common Stock sold upon exercise of the underwriters' over-allotment option on August 12, 1996. In addition, Summit Properties has adopted a dividend reinvestment and stock purchase program for the sale of up to 2,500,000 shares of Common Stock, pursuant to which it sells Common Stock from time to time. The proceeds of the 1995 Offerings, 1996 Offerings and dividend reinvestment and stock purchase plans were contributed by Summit Properties to the Operating Partnership in exchange for Units.

     On August 12, 1997, the Operating Partnership completed a $125 million senior unsecured debt offering. On December 12, 1997, the Operating Partnership completed an additional $30 million senior unsecured debt offering. The Operating Partnership has established a program for the sale of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). On July 28, 1998, the Operating Partnership sold $30 million of notes under the MTN Program. On October 5, 1998, the Operating Partnership sold $25 million of notes under the MTN Program.

     The executive offices of the Operating Partnership are located at 212 South Tryon Street, Suite 500, Charlotte, North Carolina 28281. The Operating Partnership's telephone number is (704) 334-9905 and its facsimile number is
(704) 333-8340. The Operating Partnership also maintains offices in Atlanta, Georgia; Tampa, Florida; Bethesda, Maryland; Ft. Lauderdale, Florida; Dallas, Texas and Raleigh, North Carolina.

ITEM 2. PROPERTIES

THE COMMUNITIES

     The Operating Partnership owns and operates 66 completed Communities and five Communities which are currently under construction and in lease-up, for a total of 18,001 apartment homes. Forty-two of the Communities have been completed since January 1, 1990 and, as of December 31, 1998, the average age of the completed Communities was approximately 7 years. The following is a summary of Communities by market:



                                                        NUMBER OF   % OF TOTAL
                                           NUMBER OF    APARTMENT   APARTMENT
                                          COMMUNITIES     HOMES       HOMES
                                         ------------- ----------- -----------
Washington, DC .........................        9          2,543       14.1%
Raleigh/Central North Carolina .........       11          2,300       12.8%
South Florida ..........................        7          2,019       11.2%
Atlanta, Georgia .......................        6          2,009       11.2%
Charlotte, North Carolina ..............       12          1,860       10.4%
Tampa/Sarasota, Florida ................        7          1,574        8.7%
Dallas, Texas ..........................        4          1,359        7.5%
Other non core markets .................        5          1,098        6.1%
Richmond, Virginia .....................        3            862        4.8%
Austin, Texas ..........................        2            856        4.8%
Orlando, Florida .......................        2            656        3.6%
Indianapolis, Indiana ..................        1            314        1.7%
Columbus, Ohio .........................        1            301        1.7%
San Antonio, Texas .....................        1            250        1.4%
                                               --          -----      -----
                                               71         18,001      100.0%
                                               ==         ======      =====

     Other non-core markets consist of two Communities in Greenville, South Carolina, two Communities in Cincinnati, Ohio, and one Community in Yardley, Pennsylvania.

     All of the Communities target middle to upper income apartment renters as customers and have amenities, apartment home sizes and mixes consistent with the desires of this resident population. The Communities are owned in fee simple and are located in seven states throughout the southeastern, southwestern and mid-atlantic United States (Florida, Georgia, Maryland, North Carolina, South Carolina, Texas and Virginia) as well as in Delaware, Ohio, Indiana and Pennsylvania. The following table highlights certain information regarding the Communities:

                                                                                        AVERAGE
                                                               NUMBER OF      YEAR     APARTMENT
MARKET AREA/COMMUNITY                   LOCATION              APARTMENTS   COMPLETED      SIZE
--------------------------------------- -------------------- ------------ ----------- -----------
ATLANTA
Summit Glen ........................... Atlanta, GA                242       1992          983
Summit Village ........................ Marietta, GA               323       1991          984
                                                                   ---                     ---
ATLANTA WEIGHTED AVERAGE ..............                            565                     984
CHARLOTTE
Summit Arbors ......................... Charlotte, NC              120       1986          944
Summit Crossing ....................... Charlotte, NC              128       1985          978
Summit Fairview ....................... Charlotte, NC              135       1983        1,036
Summit Foxcroft (4) ................... Charlotte, NC              156       1979          940
Summit Norcroft ....................... Charlotte, NC              162       1991        1,112
Summit Radbourne ...................... Charlotte, NC              225       1991        1,006
Summit Simsbury ....................... Charlotte, NC              100       1985          874
Summit Touchstone ..................... Charlotte, NC              132       1986          899
                                                                   ---                   -----
CHARLOTTE WEIGHTED AVERAGE ............                          1,158                     982
RALEIGH/CENTRAL NORTH CAROLINA
Summit Creekside ...................... Hickory, NC                118       1981        1,006
Summit Eastchester .................... High Point, NC             172       1981          947
Summit Highland ....................... Raleigh, NC                172       1987          986
Summit Mayfaire ....................... Raleigh, NC                144       1995        1,047
Summit Oak ............................ Goldsboro, NC              100       1982          918
Summit Sherwood ....................... Winston-Salem, NC          190       1968        1,028
Summit Square ......................... Durham, NC                 362       1990          925
                                                                 -----                   -----
RALEIGH/CENTRAL NORTH CAROLINA
 WEIGHTED AVERAGE .....................                          1,258                     973
RICHMOND
Summit Breckenridge ................... Glen Allen, VA             300       1987          928
Summit Stony Point .................... Richmond, VA               250       1986        1,045
Summit Waterford ...................... Midlothian, VA             312       1990          995
                                                                 -----                   -----
RICHMOND WEIGHTED AVERAGE .............                            862                     986
SOUTH FLORIDA
Summit Del Ray ........................ Delray Beach, FL           252       1993          968
Summit Palm Lake ...................... W. Palm Beach, FL          304       1992          919
Summit Plantation I ................... Plantation, FL             262       1995        1,283
                                                                 -----                   -----
SOUTH FLORIDA WEIGHTED AVERAGE ........                            818                   1,051
TAMPA/SARASOTA
Summit Gateway ........................ St. Petersburg, FL         212       1987          828
Summit Hampton ........................ Bradenton, FL              352       1988          933
Summit Heron's Run .................... Sarasota, FL               274       1990          863
Summit Lofts .......................... Palm Harbour, FL           200       1990        1,045
Summit McIntosh ....................... Sarasota, FL               212       1990          855
Summit Perico ......................... Bradenton, FL              256       1990          911
Summit Walk ........................... Tampa, FL                   68       1993        1,614
                                                                 -----                   -----
TAMPA/SARASOTA WEIGHTED AVERAGE .......                          1,574                     936
WASHINGTON, D.C.
Summit Belmont ........................ Fredricksburg, VA          300       1987          881
Summit Meadow ......................... Columbia, MD               178       1990        1,020
Summit Pike Creek ..................... Newark, DE                 264       1988          899
Summit Reston ......................... Reston, VA                 418       1987          854
Summit Windsor ........................ Frederick, MD              147       1989          903
                                                                 -----                   -----
WASHINGTON, D.C. WEIGHTED AVERAGE .....                          1,307                     897
OTHER
Summit Blue Ash ....................... Blue Ash, OH               242       1992        1,158
Summit Park ........................... Forest Park, OH            316       1989          963
Summit Beacon Ridge ................... Greenville, SC             144       1988        1,046
Summit East Ridge ..................... Greenville, SC             180       1986          959
                                                                 -----                   -----
OTHER WEIGHTED AVERAGE ................                            882                   1,029
                                                                 -----                   -----
TOTAL WEIGHTED AVERAGE OF
 COMMUNITIES FULLY STABILIZED .........                          8,424                     971
                                                                 -----                   -----
DEVELOPED COMMUNITIES (7)
Summit Aventura ....................... Aventura, FL               379       1995        1,106
Summit Fairways ....................... Orlando, FL                240       1996        1,302
Summit on the River ................... Atlanta, GA                352       1997        1,103
Summit River Crossing ................. Indianapolis, IN           314       1996        1,060
Summit Russett ........................ Laurel, MD                 314       1997          958
                                                                 -----                   -----
                                                                 1,599                   1,097



                                                                                          MORTGAGE
                                                                  AVERAGE    AVERAGE       NOTES
                                          AVERAGE     AVERAGE     MONTHLY    MONTHLY     PAYABLE AT
                                          PHYSICAL    PHYSICAL    RENTAL     RENTAL     DECEMBER 31,
                                         OCCUPANCY   OCCUPANCY    REVENUE    REVENUE        1998
MARKET AREA/COMMUNITY                     1998 (1)    1997 (1)   1998 (2)   1997 (2)   (IN THOUSANDS)
--------------------------------------- ----------- ----------- ---------- ---------- ---------------
ATLANTA
Summit Glen ........................... 94.9        92.8        $ 886      $ 838               (3)
Summit Village ........................ 94.2        91.5          747        728               (3)
                                        ----        ----        -----      -----
ATLANTA WEIGHTED AVERAGE .............. 94.5        92.0          806        775
CHARLOTTE
Summit Arbors ......................... 96.4        94.7          833        790             --
Summit Crossing ....................... 94.1        93.5          678        664          $4,106
Summit Fairview ....................... 92.1        95.7          797        751             --
Summit Foxcroft (4) ................... 92.2        93.2          686        660          2,663
Summit Norcroft ....................... 93.1        93.2          788        765               (3)
Summit Radbourne ...................... 92.8        93.3          777        773          8,507
Summit Simsbury ....................... 93.7        94.0          776        743               (5)
Summit Touchstone ..................... 93.8        92.3          707        700               (5)
                                        ----        ----        -----      -----
CHARLOTTE WEIGHTED AVERAGE ............ 93.4        93.7          755        733
RALEIGH/CENTRAL NORTH CAROLINA
Summit Creekside ...................... 94.9        95.7          612        596             --
Summit Eastchester .................... 94.8        93.7          618        593             --
Summit Highland ....................... 95.0        93.8          712        708               (3)
Summit Mayfaire ....................... 93.2        92.8          783        770             --
Summit Oak ............................ 95.5        96.1          571        551          2,519
Summit Sherwood ....................... 92.3        94.9          594        561          3,274
Summit Square ......................... 91.7        91.8          786        761               (3)
                                        ----        ----        -----      -----
RALEIGH/CENTRAL NORTH CAROLINA
 WEIGHTED AVERAGE ..................... 93.5        93.6          690        669
RICHMOND
Summit Breckenridge ................... 91.8        95.3          747        742             --
Summit Stony Point .................... 93.8        95.7          786        760               (6)
Summit Waterford ...................... 92.9        93.7          732        705               (3)
                                        ----        ----        -----      -----
RICHMOND WEIGHTED AVERAGE ............. 92.8        94.8          753        734
SOUTH FLORIDA
Summit Del Ray ........................ 92.0        94.8          893        852               (3)
Summit Palm Lake ...................... 93.4        95.2          796        764               (3)
Summit Plantation I ................... 92.3        91.7        1,040      1,034             --
                                        ----        ----        -----      -----
SOUTH FLORIDA WEIGHTED AVERAGE ........ 92.6        93.9          904        877
TAMPA/SARASOTA
Summit Gateway ........................ 94.9        95.6          671        644               (6)
Summit Hampton ........................ 90.6        89.7          638        625               (6)
Summit Heron's Run .................... 93.7        90.7          697        674               (3)
Summit Lofts .......................... 93.4        93.2          737        689             --
Summit McIntosh ....................... 92.2        89.5          694        696             --
Summit Perico ......................... 90.2        89.2          675        671               (3)
Summit Walk ........................... 92.9        94.5        1,133      1,098             --
                                        ----        ----        -----      -----
TAMPA/SARASOTA WEIGHTED AVERAGE ....... 92.3        91.2          700        682
WASHINGTON, D.C.
Summit Belmont ........................ 95.4        94.9          675        633               (6)
Summit Meadow ......................... 94.2        95.4          928        900               (3)
Summit Pike Creek ..................... 94.3        94.1          842        838               (6)
Summit Reston ......................... 93.3        94.0        1,014        965             --
Summit Windsor ........................ 93.6        90.7          725        686               (3)
                                        ----        ----        -----      -----
WASHINGTON, D.C. WEIGHTED AVERAGE ..... 94.1        94.0          857        823
OTHER
Summit Blue Ash ....................... 92.7        94.8          883        827               (3)
Summit Park ........................... 92.8        92.0          663        633             --
Summit Beacon Ridge ................... 96.0        93.6          667        657             --
Summit East Ridge ..................... 96.6        95.1          569        565          5,042
                                        ----        ----        -----      -----
OTHER WEIGHTED AVERAGE ................ 94.1        93.7          705        676
                                        ----        ----        -----      -----
TOTAL WEIGHTED AVERAGE OF
 COMMUNITIES FULLY STABILIZED ......... 93.3        93.3          763        739
                                        ----        ----        -----      -----
DEVELOPED COMMUNITIES (7)
Summit Aventura ....................... 91.1        91.7        1,076      1,083             --
Summit Fairways ....................... 91.9        81.3          919        891             --
Summit on the River ................... 93.9        71.2          844        792             --
Summit River Crossing ................. 92.5        93.3          863        817             --
Summit Russett ........................ 96.1        58.7          912        883             --

                                                                                    AVERAGE
                                                           NUMBER OF      YEAR     APARTMENT
MARKET AREA/COMMUNITY               LOCATION             APARTMENTS   COMPLETED       SIZE
----------------------------------- -------------------- ------------ ----------- -----------
ACQUISITION COMMUNITIES
1997 ACQUISITIONS
Summit Sand Lake .................. Orlando, FL                416       1995        1,035
Summit Portofino .................. Broward County, FL         322       1995        1,307
Summit Windsor II ................. Frederick, MD              306       1988          903
Summit Fair Oaks (8) .............. Fairfax, VA                246       1990          938
                                                               ---                   -----
                                                             1,290                   1,053
1998 ACQUISITIONS
Summit St. Clair .................. Atlanta, GA                336       1997          969
Summit Club at Dunwoody ........... Atlanta, GA                324       1997        1,007
Summit Lenox ...................... Atlanta, GA                432       1965          963
Summit Belcourt ................... Dallas, TX                 180       1994          875
Summit Buena Vista ................ Dallas, TX                 467       1996          925
Summit Camino Real ................ Dallas, TX                 364       1998          850
Summit Turtle Cove ................ Dallas, TX                 348       1996          869
Summit Los Arboles ................ Austin, TX                 408       1996          847
Summit Las Palmas (9) ............. Austin, TX                 448       1998          890
Summit Turtle Rock ................ San Antonio, TX            250       1995          857
                                                             -----                   -----
                                                             3,557                     907
                                                             -----                   -----
TOTAL WEIGHTED AVERAGE OF
 STABILIZED COMMUNITIES ...........                         14,870                     977
                                                            ------                   -----
COMMUNITIES IN
 LEASE-UP (10)
Summit Ballantyne I ............... Charlotte, NC              246       1997        1,049
Summit Sedgebrook I ............... Charlotte, NC              248       1997        1,017
Summit Norcroft II ................ Charlotte, NC               54       1997        1,168
Summit Ballantyne II .............. Charlotte, NC              154       1998        1,057
Summit Lake I ..................... Raleigh, NC                302       1998        1,048
Summit Governor's Village ......... Raleigh, NC                242       1999        1,134
Summit Westwood ................... Raleigh, NC                354       1999        1,112
Summit Lake II .................... Raleigh, NC                144       1999        1,101
Summit Plantation II .............. Plantation, FL             240       1997        1,173
Summit New Albany ................. Columbus, OH               301       1998        1,235
Summit Stonefield ................. Yardley, PA                216       1998        1,022
Summit Doral ...................... Miami, FL                  260       1999        1,172
Summit Fair Lakes I ............... Fairfax, VA                370       1999          996
                                                            ------                   -----
                                                             3,131                   1,094
                                                            ------                   -----
TOTAL COMMUNITIES .................                         18,001                     997
                                                            ======                   =====



                                                                                         MORTGAGE
                                                               AVERAGE     AVERAGE        NOTES
                                      AVERAGE      AVERAGE     MONTHLY     MONTHLY      PAYABLE AT
                                      PHYSICAL    PHYSICAL      RENTAL      RENTAL     DECEMBER 31,
                                     OCCUPANCY    OCCUPANCY    REVENUE     REVENUE         1998
MARKET AREA/COMMUNITY                 1998 (1)    1997 (1)     1998 (2)    1997 (2)  (IN THOUSANDS)
----------------------------------- ----------- ------------ ----------- ----------- ---------------
ACQUISITION COMMUNITIES
1997 ACQUISITIONS
Summit Sand Lake ..................      93.1        93.8         797         775        14,679
Summit Portofino ..................      93.7        93.7         985         977           --
Summit Windsor II .................      93.6        90.2         725         679             (3)
Summit Fair Oaks (8) ..............      95.8       N/A           938        N/A            --
1998 ACQUISITIONS
Summit St. Clair ..................      95.2       N/A           968        N/A              (3)
Summit Club at Dunwoody ...........      96.6       N/A           879        N/A            --
Summit Lenox ......................      94.9       N/A           955        N/A            --
Summit Belcourt ...................      97.7       N/A         1,090        N/A         9,708
Summit Buena Vista ................      92.1       N/A           845        N/A         25,779
Summit Camino Real ................      91.7       N/A           755        N/A            --
Summit Turtle Cove ................      89.2       N/A           790        N/A         17,073
Summit Los Arboles ................      92.7       N/A           807        N/A         20,240
Summit Las Palmas (9) .............     N/A         N/A          N/A         N/A            --
Summit Turtle Rock ................      97.8       N/A           746        N/A         11,001
TOTAL WEIGHTED AVERAGE OF
 STABILIZED COMMUNITIES ...........
COMMUNITIES IN
 LEASE-UP (10)
Summit Ballantyne I ...............      83.6        18.7         852         865           --
Summit Sedgebrook I ...............      83.3        16.7         763         717           --
Summit Norcroft II ................      91.9         8.2         788         816           --
Summit Ballantyne II ..............      46.1       N/A           802        N/A            --
Summit Lake I .....................      73.3         4.7         861         735           --
Summit Governor's Village .........      28.3       N/A           714        N/A            --
Summit Westwood ...................      13.7       N/A           883        N/A            --
Summit Lake II ....................     N/A         N/A          N/A         N/A            --
Summit Plantation II ..............      87.9        19.5       1,051       1,036           --
Summit New Albany .................      27.8       N/A           915        N/A            --
Summit Stonefield .................      96.8        20.4       1,110       1,101           --
Summit Doral ......................       8.0       N/A         1,087        N/A            --
Summit Fair Lakes I ...............      20.3       N/A         1,108        N/A            --
TOTAL COMMUNITIES .................

---------
(1) Average physical occupancy is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the Communities, expressed as a percentage. Average physical occupancy has been calculated using the average occupancy that existed on Sunday during each week of the period.

(2) Represents the average monthly net rental revenue per occupied apartment home.

(3) Collateral for fixed rate mortgage of $146.7 million.

(4) Summit Foxcroft is held by a partnership in which the Operating Partnership is a 75% managing general partner.

(5) Collateral for a fixed rate mortgage of $8.5 million.

(6) Collateral for letters of credit in an aggregate amount of $52.9 million which serve as collateral for $51.8 million in tax exempt bonds.

(7) Communities that were stabilized in 1998 but were stabilized subsequent to January 1, 1996.

(8) Summit Fair Oaks was acquired on December 31, 1997 and, accordingly, no average occupancy or average rent information is available for 1997.

(9) Summit Las Palmas was acquired effective December 31, 1998 and, accordingly, no average occupancy or average rent information is available for 1998.

(10) Communities that were in lease-up during 1998. These Communities have and are leasing at a rate consistent with the Operating Partnership's expectations. As with any Community in lease-up, there are uncertainties and risks associated with the Operating Partnership's Communities in lease-up. While the Operating Partnership has estimated completion and stabilization budgets and target dates based on what it believes are reasonable assumptions in light of current conditions, there can be no assurance that actual costs will not exceed current budgets or that the Operating Partnership will not experience delays in reaching stabilization of such Communities.

     Information with respect to total debt secured by thirty-four of the Operating Partnership's Communities having an aggregate net book value of $433.5 million as of December 31, 1998, is as follows (in thousands):



                                                 FIXED RATE       VARIABLE RATE
                                            ------------------- ----------------
      Total principal ..................... $279,801                $51,802
      Interest rates range from ........... 6.24% to 9.80%             5.55%(1)
      Weighted average interest rate ......      6.72%                 5.55%(1)
      Annual debt service ................. $23,656                 $ 3,587(2)

     Scheduled annual maturities of secured debt is as follows:


  1999 ...................  $   6,205
  2000 ...................      6,573
  2001 ...................      6,803
  2002 ...................     15,319
  2003 ...................      7,586
  Thereafter .............    289,117
                            ---------
  Total ..................  $ 331,603
                            =========

---------
(1) Interest rate as of December 31, 1998.

(2) Annual debt service for variable rate loans represents 1998 costs and includes letter of credit fees and other bond related costs.

     Each Community has many of the following features: swimming pools, tennis courts, racquetball courts, volleyball courts, saunas, whirlpools, fitness facilities, picnic areas, large clubhouses and convenient parking facilities. Most of the apartment homes offer amenities that include spacious open living areas, sunrooms, patios or balconies, sunken living rooms, fireplaces, built-in shelves or entertainment centers, large storage areas or walk-in closets, vaulted ceilings, ceiling fans and separate in-home laundry facilities or laundry hook-ups. In addition to these physical amenities, each Community has its own highly-trained and experienced on-site management and maintenance staff to ensure that courteous and responsive service is provided to its residents.


COMMUNITY MANAGEMENT

     Each of the Communities is operated by the Operating Partnership's property management staff. The management team for each Community includes supervision by a regional vice-president and regional property manager, as well as on-site management, maintenance personnel and an off-site support staff. Community management teams perform leasing and rent collection functions and coordinate resident services. All personnel are extensively trained and experienced and are encouraged to continue their education through both Operating Partnership-designed and outside courses.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     There is no established public trading market for the Units. As of March 11, 1999, there were 112 holders of record of Units.

     The Operating Partnership declared a distribution of $0.4075 per Unit for each of the four quarters in 1998, which was paid on May 15, 1998 for the first quarter, August 14, 1998 for the second quarter, November 16, 1998 for the third quarter, and February 15, 1999 for the fourth quarter.

     The Operating Partnership declared a distribution of $0.3975 per Unit for each of the four quarters in 1997, which was paid on May 15, 1997 for the first quarter, August 15, 1997 for the second quarter, November 17, 1997 for the third quarter, and February 14, 1998 for the fourth quarter.

     During the three months ended December 31, 1998 the Operating Partnership has issued Units in private placements in reliance on the exemption from registration under section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") in the amounts and for the consideration set forth below:

   A. Summit Properties issued an aggregate of 346,450 shares of Common Stock pursuant to its Dividend Reinvestment Plan. Summit Properties contributed the proceeds (approximately $5.9 million) of these sales to the Operating Partnership in consideration of an aggregate of 346,450 Units.

   B. In connection with the purchase of a portfolio of multifamily properties in Texas (the "Ewing Portfolio"), the Operating Partnership issued (a) an aggregate of 178,550 Units (valued at approximately $3.2 million at the time of the acquisition) to the sellers of the Ewing Portfolio in partial consideration of their interest in the properties and (b) 2.1 million Units (valued at approximately $37.3 million at the time of the acquisition) to Summit Properties in exchange for Summit Properties' interest in certain of the properties, which were acquired through the issuance of 2.1 million shares of Common Stock to the sellers of the Ewing Portfolio.

   C. Summit Properties has issued an aggregate of 4,900 shares of Common Stock in connection with restricted stock awards. Each time a share of Common Stock is issued in connection with such an award, the Operating Partnership issues a Unit to Summit Properties; consequently, 4,900 Units were issued to Summit Properties during the relevant period.

     In light of the circumstances under which such Units were issued and information obtained by the Operating Partnership in connection with such transactions, management of Summit Properties, in its capacity as general partner of the Operating Partnership, believes that the Operating Partnership may rely on such exemption.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial and other information on a consolidated historical basis for the Operating Partnership and its predecessors, Summit Entities, as of and for each of the years in the five-year period ended December 31, 1998. This table should be read in conjunction with the Consolidated Financial Statements of Summit Properties Partnership, L.P. and the Notes thereto included elsewhere herein.


                            SELECTED FINANCIAL DATA
                SUMMIT PROPERTIES PARTNERSHIP, LP (HISTORICAL)



                                                                                 YEARS ENDED DECEMBER 31,
                                                            ------------------------------------------------------------------
                                                                 1998          1997         1996         1995       1994 (1)
                                                            ------------- ------------- ------------ ------------ ------------
                                                            (AMOUNTS IN THOUSANDS, EXCEPT PER UNIT AND PROPERTY INFORMATION)
OPERATING INFORMATION:
Revenue
 Rental ...................................................  $  137,660    $  109,827    $   88,864   $  70,773    $   54,198
 Property management (2) ..................................          --            --            --          --           536
 Interest and other .......................................       9,909         6,850         5,625       4,221         3,700
                                                             ----------    ----------    ----------   ---------    ----------
    Total .................................................     147,569       116,677        94,489      74,994        58,434
                                                             ----------    ----------    ----------   ---------    ----------
Property operating and maintenance expense (before
 depreciation and amortization) ...........................      51,550        42,032        35,226      28,012        21,502
Property management expenses (2) ..........................          --            --            --          --           366
Interest expense ..........................................      33,506        21,959        17,138      14,802        14,067
Depreciation and amortization .............................      28,997        22,652        18,208      15,141        11,700
REIT formation costs ......................................          --            --            --          --           457
General and administrative expense ........................       3,861         2,740         2,557       1,949         1,756
(Income) loss from equity investments .....................         328          (274)          173          39            59
                                                             ----------    ----------    ----------   ---------    ----------
    Total .................................................     118,242        89,109        73,302      59,943        49,907
                                                             ----------    ----------    ----------   ---------    ----------
Income before gain on sale of real estate assets and
 extraordinary items ......................................      29,327        27,568        21,187      15,051         8,527
Gain on sale of real estate assets ........................      37,148         4,366            --          --            --
                                                             ----------    ----------    ----------   ---------    ----------
Income before extraordinary items .........................  $   66,475    $   31,934    $   21,187   $  15,051    $    8,527
                                                             ==========    ==========    ==========   =========    ==========
Net income ................................................  $   65,881    $   31,934    $   20,561   $  14,512    $   17,093
                                                             ==========    ==========    ==========   =========    ==========
Income per unit before extraordinary items -- basic and
 diluted ..................................................  $     2.28    $     1.17    $      .92   $     .83    $      .64
                                                             ==========    ==========    ==========   =========    ==========
Net income per unit -- basic and diluted ..................  $     2.26    $     1.17    $      .90   $     .80    $     1.28
                                                             ==========    ==========    ==========   =========    ==========
Dividends per unit ........................................  $     1.63    $     1.59    $     1.55   $    1.51    $     1.29
                                                             ==========    ==========    ==========   =========    ==========
Weighted average units outstanding -- basic ...............      29,141        27,258        22,914      18,112        13,390
                                                             ==========    ==========    ==========   =========    ==========
OTHER INFORMATION:
Cash flow provided by (used in):
 Operating activities .....................................  $   63,808    $   55,947    $   41,176   $  30,994    $   17,525
 Investing activities .....................................    (219,170)     (175,907)     (103,971)    (63,734)     (113,741)
 Financing activities .....................................     154,636       119,858        63,579      34,440        88,993
Funds from Operations (3) .................................  $   58,242    $   50,201    $   39,391   $  30,148    $   20,120
Total completed communities (at end of period) ............          66            61            51          46            32
Total apartment homes developed (4) .......................         973         1,454         1,061         379            --
Total apartment homes acquired ............................       3,557         1,434           262       2,025         1,332
Total apartment homes (at end of period) (5) ..............      16,631        14,462        11,788      10,465         8,061
Ratio of earnings to fixed charges (6) ....................        2.51          1.93          1.78        1.65          1.52
BALANCE SHEET INFORMATION:
Real estate, before accumulated depreciation ..............  $1,206,536    $  913,033    $  704,779   $ 586,264    $  439,025
Total assets ..............................................   1,199,067       825,695       635,364     533,609       397,945
Total long-term debt ......................................     726,103       474,673       309,933     297,010       249,009
Partners' equity ..........................................     416,512       311,570       303,416     217,496       138,089

---------
(1) For purposes of the 1994 Selected Financial Data, historical information is presented both for the Operating Partnership and its predecessors, the Summit Entities, provided that historical financial information for its predecessors only includes information relating to the Communities held by the Operating Partnership immediately following the Initial Offering and the entities which provided property and general management services for those Communities.

(2) Consists of revenues and expenses from property management services provided to Communities owned by unrelated third parties and by certain predecessor partnerships prior to the Initial Offering. Since the Initial Offering, these services have been performed by the Management Company, which is accounted for under the equity method of accounting.

(3) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines Funds from Operations as net income
    (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Operating Partnership believes Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Operating Partnership to incur and service debt and make capital expenditures. The Operating Partnership computes Funds from Operations in accordance with the standards established by the White Paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Funds from Operations does not represent amounts available for management's discretionary use because of needed capital expenditures or expansion, debt service obligations, property acquisitions, development, dividends and distributions or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Operating Partnership's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Operating Partnership's liquidity, nor is it indicative of funds available to fund the Operating Partnership's cash needs, including its ability to make dividends/distributions. Funds from Operations is calculated as follows (dollars in thousands):



                                                                           YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                                1998       1997       1996       1995       1994
                                                             ---------- ---------- ---------- ---------- ---------
    Income before gain on sale of real estate assets and
      extraordinary items ..................................  $29,327    $27,568    $21,187    $15,051    $ 8,527
    Real estate depreciation ...............................   28,915     22,633     18,204     15,097     11,593
                                                              -------    -------    -------    -------    -------
    Funds from Operations ..................................  $58,242    $50,201    $39,391    $30,148    $20,120
                                                              =======    =======    =======    =======    =======

(4) Represents the total number of apartment homes in Communities completed and owned by the Operating Partnership during the period.

(5) Represents the total number of apartment homes in Communities completed and owned by the Operating Partnership at the end of the period.

(6) The ratios of earnings to fixed charges were computed by dividing earnings by fixed charges. For this purpose, earnings consist of pre-tax income from continuing operations (including gains on sale of real estate) plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense (whether expensed or capitalized), the estimated interest component of rent expense, and the amortization of debt issuance costs. To date, the Operating Partnership has not issued any preferred stock; therefore, the ratios of earnings to combined fixed charges and preferred stock dividend requirements are the same as the ratios of earnings to fixed charges presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K contains certain forward-looking statements, including without limitation statements relating to the operating performance of fully stabilized Communities, development activities of the Operating Partnership and the implementation of the Operating Partnership's plan to address Year 2000 issues. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Operating Partnership, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Operating Partnership's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Operating Partnership's actual results and performance of stabilized and development Communities and the actual costs, progress and expenses with respect to its plan to address Year 2000 issues could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on the operations and future prospects of the Operating Partnership include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs"), availability of capital, interest rates, construction delays due to unavailability of materials, weather conditions or other delays, competition, supply and demand for apartment communities in the Operating Partnership's current and proposed market areas, expenses of or delays in the identification and upgrade or replacement by the Operating Partnership of its non-Year 2000 compliant computer information systems and computer systems that do not relate to information technology, but include embedded technology, the Year 2000 compliance of vendors (including vendors of the Operating Partnership's computer information systems) or third party service providers (including the Operating Partnership's primary bank and payroll processor), generally accepted accounting principles, policies and guidelines applicable to REITs, and those factors discussed in the second paragraph under the heading "Operating Performance of the Operating Partnership's Fully Stabilized Communities," in the section entitled "Development Activity -- Certain Factors Affecting the Performance of Development Communities," and in the section entitled "Year 2000" on pages 17, 27 and 28 respectively, of this Form 10-K. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

     The following discussion should be read in conjunction with the Consolidated Financial Statements of Summit Properties Partnership, L.P. and the Notes thereto appearing elsewhere herein.


HISTORICAL RESULTS OF OPERATIONS

     The Operating Partnership's net income is generated primarily from operations of its Communities. The changes in operating results from period to period reflect changes in existing Community performance and increases in the number of apartment homes due to development and acquisition of new Communities. Where appropriate, comparisons are made on a "fully stabilized Communities," "acquisition Communities," "stabilized development Communities" and "Communities in lease-up" basis in order to adjust for changes in the number of apartment homes. A Community is deemed to be "stabilized" when it has attained a physical occupancy level of at least 93%. A Community which the Operating Partnership has acquired is deemed fully stabilized when owned by the Operating Partnership for one year or more as of the beginning of the year. A Community which the Operating Partnership has developed is deemed "fully stabilized" when stabilized for the two prior years as of the beginning of the current year. A Community is deemed to be a "stabilized development" when stabilized as of the beginning of the current year but not the entire two prior years. All Communities information presented is before real estate depreciation and amortization expense. Communities' average physical occupancy presented is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the Communities, expressed as a percentage. Average physical occupancy has been calculated using the average of the occupancy that existed on Sunday during each week of the period. Average monthly rental revenue presented represents the average monthly net rental revenue per occupied apartment home. The Operating Partnership's methodology for calculating average physical occupancy and average monthly rental revenue may differ from the methodology used by other equity REITs, and accordingly, may not be comparable to such other REITs.


     RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


     Income before gain on sale of real estate assets and extraordinary items increased from 1996 ($21.2 million) to 1997 ($27.6 million) and from 1997 to 1998 ($29.3 million) primarily due to increased property operating income at stabilized Communities, as well as new sources of income associated with acquisition Communities and Communities in lease-up, partially offset by a decrease in property income due to the disposal of certain Communities and an increase in depreciation and interest expense.


OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S PORTFOLIO OF COMMUNITIES

     The operating performance of the Communities is summarized below (dollars in thousands):



                                                           YEAR ENDED DECEMBER 31,            YEAR ENDED DECEMBER 31,
                                                      ---------------------------------- ----------------------------------
                                                         1998       1997      % CHANGE      1997       1996      % CHANGE
                                                      ---------- ---------- ------------ ---------- ---------- ------------
Property revenues:
  Stabilized Communities (1) ........................  $ 74,018   $ 72,013        2.8%    $ 81,668   $80,296         1.7%
  Acquisition Communities (2) .......................    23,709      8,137      191.4%      12,467     2,250       454.1%
  Stabilized Development Communities ................    17,269     14,509       19.0%      12,375     8,762        41.2%
  Communities in lease-up ...........................    14,865      2,293      548.3%       8,977       818       997.4%
  Community sold ....................................    15,795     19,054      (17.1%)        519     1,421       (63.5%)
                                                       --------   --------                --------   -------
Total property revenues .............................   145,656    116,006       25.6%     116,006    93,547        24.0%
                                                       --------   --------                --------   -------
Property operating and maintenance expense:
  Stabilized Communities ............................    27,081     26,720        1.4%      30,709    30,555         0.5%
  Acquisition Communities ...........................     8,063      2,829      185.0%       4,336       606       615.5%
  Stabilized Development Communities ................     5,769      4,503       28.1%       3,955     3,069        28.9%
  Communities in lease-up ...........................     4,761        955      398.5%       2,821       411       586.4%
  Community sold ....................................     5,876      7,025      (16.4%)        211       585       (63.9%)
                                                       --------   --------                --------   -------
Total property operating and maintenance expense         51,550     42,032       22.6%      42,032    35,226        19.3%
                                                       --------   --------                --------   -------
Property operating income ...........................  $ 94,106   $ 73,974       27.2%    $ 73,974   $58,321        26.8%
                                                       ========   ========                ========   =======
Apartment homes, end of period ......................    18,001     14,980       20.2%      14,980    12,454        20.3%
                                                       ========   ========                ========   =======

---------
(1) Includes Communities which were stabilized during the entire period for each of the comparable periods presented.

(2) The 1998 and 1997 comparison includes the Communities acquired in 1998 and 1997. The 1997 and 1996 comparison includes Communities acquired in 1997 and 1996.

A summary of the Operating Partnership's apartment homes for the years ended December 31, 1998, 1997 and 1996 is as follows:



                                                                      1998       1997       1996
                                                                  ----------- ---------- ---------
Apartment homes completed or in construction and lease-up:
 At the beginning of the year ...................................    14,980     12,454    11,286
 Acquisitions ...................................................     3,557      1,434       262
 Developments which began rental operations during the year .....     1,825      1,306       906
 Sale of apartment homes ........................................    (2,361)      (214)       --
                                                                     ------     ------    ------
 At the end of the year .........................................    18,001     14,980    12,454
                                                                     ======     ======    ======
Completed apartment homes at the end of the year ................    16,631     14,462    11,788
                                                                     ======     ======    ======

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S FULLY STABILIZED
   COMMUNITIES

     The operating performance of the Communities stabilized during the entire period in both of the comparable periods presented is summarized below (dollars in thousands except average monthly rental revenue):



                                                             YEAR ENDED DECEMBER 31,               YEAR ENDED DECEMBER 31,
                                                       ------------------------------------ -------------------------------------
                                                           1998         1997      % CHANGE      1997         1996       % CHANGE
                                                       ------------ ------------ ---------- ------------ ------------ -----------
Property revenues:
 Rental ..............................................   $ 70,111     $ 68,558       2.3%     $ 77,788     $ 76,443        1.8%
 Other ...............................................      3,907        3,455      13.1%        3,880        3,853        0.7%
                                                         --------     --------                --------     --------
Total property revenues ..............................     74,018       72,013       2.8%       81,668       80,296        1.7%
                                                         --------     --------                --------     --------
Property operating and maintenance expense:
 Personnel ...........................................      5,911        5,882       0.5%        6,905        7,289       (5.3%)
 Advertising and promotion ...........................      1,057        1,030       2.6%        1,085          866       25.3%
 Utilities ...........................................      3,216        3,123       3.0%        3,657        3,567        2.5%
 Building repairs and maintenance ....................      5,821        5,977      (2.6%)       6,967        6,997       (0.4%)
 Real estate taxes and insurance .....................      7,058        6,849       3.1%        7,676        7,609        0.9%
 Property supervision ................................      1,772        1,739       1.9%        2,043        2,001        2.1%
 Other operating expense .............................      2,246        2,120       5.9%        2,376        2,226        6.7%
                                                         --------     --------                --------     --------
Total property operating and maintenance expense .....     27,081       26,720       1.4%       30,709       30,555        0.5%
                                                         --------     --------                --------     --------
Property operating income ............................   $ 46,937     $ 45,293       3.6%     $ 50,959     $ 49,741        2.4%
                                                         ========     ========                ========     ========
Average physical occupancy ...........................       93.3%        93.3%      0.0%         93.2%        93.3%      (0.1%)
                                                         ========     ========                ========     ========
Average monthly rental revenue .......................   $    763     $    739       3.3%     $    717     $    702        2.1%
                                                         ========     ========                ========     ========
Number of apartment homes ............................      8,424        8,424                   9,872        9,872
                                                         ========     ========                ========     ========
Number of apartment communities ......................         39           39                      44           44
                                                         ========     ========                ========     ========

     Rental and other revenue increased from 1997 to 1998 due to higher rental rates. The 2.8% property revenue growth rate was higher than the prior year rate of growth primarily as a result of a stronger demand in the markets in which the Operating Partnership operates. The higher growth rate was especially noticeable in the Sarasota and Atlanta markets. In 1999 the Operating Partnership expects the rate of growth to be similar to the growth rate in 1998 given the current health of the national economy as well as a decline in apartment permit issuance in some of the Operating Partnership's larger markets. The Operating Partnership believes its expectations relative to property revenue growth are based on reasonable assumptions as to future economic conditions and the quantity of competitive multi-family communities in the markets in which the Operating Partnership does business. However, there can be no assurance that actual results will not differ from these assumptions, which could result in a lower property revenue growth rate.

     Property operating and maintenance expenses were relatively stable from 1997 to 1998 increasing by 1.4%. As a percentage of total property revenues, property operating and maintenance expense decreased to 36.6% from 37.1% for the years ended December 31, 1998 and 1997, respectively.

     Rental and other revenue increased from 1996 to 1997 due to higher rental rates offset by decreased occupancy. Property operating and maintenance expenses were relatively stable from 1996 to 1997. As a percentage of total property revenues, property operating and maintenance expenses decreased to 37.6% from 38.1% for the years ended December 31, 1997 and 1996, respectively.


OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S ACQUISITION COMMUNITIES

     Acquisition Communities for the year ended December 31, 1998 consist of the following: Summit Portofino, Summit Sand Lake, Summit Windsor II and Summit Fair Oaks acquired in 1997 (1,290 units); and Summit St. Clair, Summit Club at Dunwoody, Summit at Lenox and six communities (2,017 units) which were owned by Ewing Industries and its affiliates in 1998 (a total of 3,109 units). Summit Mayfaire (144 units), which was acquired effective January 1, 1997, is considered a fully stabilized community in the 1998 and 1997 comparison and therefore is not included in such comparison. Summit Fair Oaks (246 units) was acquired on December 31, 1997, and accordingly, had no 1997 operations. Summit Las Palmas, also acquired from Ewing Industries, was acquired effective December 31, 1998, and, accordingly, its rental operations for 1998 are not reflected in the Operating Partnership's financial statements. Summit Plantation (262 units) was acquired on April 1, 1996 and is considered a fully stabilized community in the 1998 and 1997 comparison and therefore is not included in such comparisons. The operations of these Communities are summarized as follows (dollars in thousands except average monthly rental revenue):



                                             YEAR ENDED DECEMBER 31,  YEAR ENDED DECEMBER 31,
                                             ------------------------ ------------------------
                                                 1998         1997        1997         1996
                                             ------------ ----------- ------------ -----------
Property revenues:
 Rental ....................................   $ 22,514     $ 7,564     $ 11,686     $ 2,134
 Other .....................................      1,195         573          781         116
                                               --------     -------     --------     -------
Total property revenues ....................     23,709       8,137       12,467       2,250
Property operating and maintenance expense .      8,063       2,829        4,336         606
                                               --------     -------     --------     -------
Property operating income ..................   $ 15,646     $ 5,308     $  8,131     $ 1,644
                                               ========     =======     ========     =======
Average physical occupancy .................       93.8%       92.5%        92.4%       93.1%
                                               ========     =======     ========     =======
Average monthly rental revenue .............   $    859     $   813     $    847     $   993
                                               ========     =======     ========     =======
Number of apartment homes:
 1996 Acquisitions .........................         --          --          262         262
 1997 Acquisitions .........................      1,290       1,044        1,188          --
 1998 Acquisitions .........................      3,109          --           --          --
                                               --------     -------     --------     -------
Total number of apartment homes ............      4,399       1,044        1,450         262
                                               ========     =======     ========     =======

     The decrease in the average monthly rental revenue for the year ended December 31, 1997 as compared to the corresponding period in 1996 is attributable to lower average monthly rental revenue on the 1997 acquisition Communities in comparison to the 1996 acquisition Community. Average monthly rental revenue for the years ended December 31, 1998 and 1997 for the 1997 acquisitions alone was $834 and $813, respectively.

     The unleveraged yield on investment for acquisition Communities, defined as property operating income on an annualized basis divided by total acquisition cost, for the year ended December 31, 1998 was 9.12%.


OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S STABILIZED DEVELOPMENT COMMUNITIES

     The Operating Partnership had five Communities with 1,599 apartment homes (Summit Aventura, Summit River Crossing, Summit Fairways, Summit on the River and Summit Russett) which were stabilized during the entire year ended December 31, 1998 but were stabilized subsequent to January 1, 1996. The year ended December 31, 1997 and 1996 comparison represents 1,200 apartment homes (Summit Aventura, Summit River Crossing, Summit Hill II and Summit Green). The operating performance of these stabilized development Communities is summarized below (dollars in thousands except average monthly rental revenue):



                                             YEAR ENDED DECEMBER 31,  YEAR ENDED DECEMBER 31,
                                            ------------------------- ------------------------
                                                1998         1997         1997         1996
                                            ------------ ------------ ------------ -----------
Property revenues:
 Rental ...................................   $ 16,024     $ 13,402     $ 11,580     $ 8,183
 Other ....................................      1,245        1,107          795         579
                                              --------     --------     --------     -------
Total property revenues ...................     17,269       14,509       12,375       8,762
Property operating and maintenance expense       5,769        4,503        3,955       3,069
                                              --------     --------     --------     -------
Property operating income .................   $ 11,500     $ 10,006     $  8,420     $ 5,693
                                              ========     ========     ========     =======
Average physical occupancy ................       93.1%        79.5%        92.0%       65.6%
                                              ========     ========     ========     =======
Average monthly rental revenue ............   $    927     $    898     $    883     $   871
                                              ========     ========     ========     =======
Number of apartment homes .................      1,599        1,599        1,200       1,200
                                              ========     ========     ========     =======

     The unleveraged yield on stabilized development Communities, defined as property operating income divided by total development cost, for the year ended December 31, 1998 was 10.05%.


OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S COMMUNITIES IN LEASE-UP

     The Operating Partnership had thirteen Communities in lease-up during the year ended December 31, 1998. A Community in lease-up is defined as one that has commenced rental operations but was not stabilized as of the beginning of the current year. The following is a summary of the thirteen Communities in lease-up during 1998 (dollars in thousands):



                                                                    TOTAL        ACTUAL/
                                                      NUMBER OF    ACTUAL/     ANTICIPATED
                                                      APARTMENT   ESTIMATED   CONSTRUCTION
COMMUNITY                                               HOMES        COST      COMPLETION
---------------------------------------------------- ----------- ----------- --------------
Summit Ballantyne I -- Charlotte, NC (1) ...........      246     $ 16,380      Q4 1997
Summit Sedgebrook I -- Charlotte, NC (1) ...........      248       16,330      Q4 1997
Summit Plantation II -- Plantation, FL (1) .........      240       21,240      Q4 1997
Summit Norcroft II -- Charlotte, NC (1) ............       54        3,500      Q4 1997
Summit Stonefield -- Yardley, PA (1) ...............      216       19,650      Q1 1998
Summit Lake I -- Raleigh, NC (1) ...................      302       20,170      Q2 1998
Summit Ballantyne II -- Charlotte, NC ..............      154       10,227      Q4 1998
Summit New Albany I -- Fairfax, VA .................      301       24,339      Q4 1998
Summit Fair Lakes I -- Fairfax, VA (2) .............      370       32,900      Q1 1999
Summit Governor's Village -- Chapel Hill, NC (2)          242       16,700      Q1 1999
Summit Doral -- Miami, FL (2) ......................      260       22,800      Q2 1999
Summit Westwood -- Raleigh, NC (2) .................      354       24,400      Q3 1999
Summit Lake II -- Raleigh, NC (2)(3) ...............      144       10,200      Q2 1999
                                                          ---     --------
                                                        3,131     $238,836
                                                        =====     ========



                                                                                    % LEASED
                                                         ACTUAL/       AVERAGE       AS OF
                                                       ANTICIPATED    OCCUPANCY   DECEMBER 31,
COMMUNITY                                             STABILIZATION      1998         1998
---------------------------------------------------- --------------- ----------- -------------
Summit Ballantyne I -- Charlotte, NC (1) ...........    Q3 1998          83.60%  86.60%
Summit Sedgebrook I -- Charlotte, NC (1) ...........    Q3 1998          83.34%  95.20%
Summit Plantation II -- Plantation, FL (1) .........    Q3 1998          87.91%  96.60%
Summit Norcroft II -- Charlotte, NC (1) ............    Q1 1998          91.89%  92.10%
Summit Stonefield -- Yardley, PA (1) ...............    Q1 1998          96.80%  99.10%
Summit Lake I -- Raleigh, NC (1) ...................    Q3 1998          73.31%  96.00%
Summit Ballantyne II -- Charlotte, NC ..............    Q1 1999          46.10%  89.60%
Summit New Albany I -- Fairfax, VA .................    Q3 1999          27.75%  53.50%
Summit Fair Lakes I -- Fairfax, VA (2) .............    Q2 1999          20.26%  52.20%
Summit Governor's Village -- Chapel Hill, NC (2)        Q2 1999          28.31%  57.40%
Summit Doral -- Miami, FL (2) ......................    Q3 1999           7.95%  17.30%
Summit Westwood -- Raleigh, NC (2) .................    Q4 1999          13.67%  22.60%
Summit Lake II -- Raleigh, NC (2)(3) ...............    Q3 1999          N/A          N/A

---------
(1) These properties stabilized during 1998. The unleveraged yield on these six Communities after reaching stabilization, defined as annualized property operating income divided by total development cost, for the year ended December 31, 1998 was 10.46%.

(2) These properties are included in the Construction in Progress category at December 31, 1998.

(3) Summit Lake II started leasing apartments for January, 1999 move-ins.


OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

     The operating performance of the Management Company and its wholly-owned subsidiary, the Construction Company, is summarized below (dollars in thousands):



                                                     YEAR ENDED DECEMBER 31,         YEAR ENDED DECEMBER 31,
                                                --------------------------------- ------------------------------
                                                   1998       1997     % CHANGE      1997      1996     % CHANGE
                                                ---------- --------- ------------ --------- ---------- ---------
Revenue .......................................    $6,396   $6,102         4.8%    $6,102      $5,364     13.8%
Expenses:
 Operating ....................................    5,893     5,039        16.9%     5,039      4,849       3.9%
 Depreciation .................................      244       185        31.9%       185        110      68.2%
 Amortization .................................      286       304        (5.9%)      304        278       9.4%
 Interest .....................................      300       300         0.0%       300        300       0.0%
                                                   ------   ------                 ------      ------
 Total expenses ...............................    6,723     5,828        15.4%     5,828      5,537       5.3%
                                                   ------   ------                 ------      ------
Net income (loss) of Summit Management Company    ($ 327)   $  274      -219.3%    $  274     ($ 173)    258.4%
                                                   ======   ======                 ======      ======

     The change in revenue was a result of higher revenues from managing the Operating Partnership's Communities and higher revenues from construction activity, offset by lower revenues for managing third party Communities in each of the years 1996 compared to 1997 and 1997 compared to 1998. The change in operating expenses was a result of higher construction activity and higher costs of managing the Communities in the years 1998 compared to 1997.

     Total average third party apartment homes under management were 3,310, 5,164 and 7,919 during the years ended December 31, 1998, 1997 and 1996, respectively. The decrease from 1997 to 1998 was primarily due to the terminations of the Management Company contracts to manage two portfolios of 1,383 and 667 apartment homes, respectively. The contract to manage the 1,383 apartment home portfolio was terminated as a result of the portfolio changing ownership. The decrease from 1996 to 1997 was primarily due to the termination of the Management Company's contract to manage a portfolio of 1,422 apartment homes effective December 31, 1996. The contract was terminated as a result of the apartment portfolio changing ownership.

     Property management fees include $1.2 million, $1.7 million and $2.3 million of fees from third parties for the years ended December 31, 1998, 1997 and 1996, respectively. Property management fees from third parties as a percentage of total property management revenues were 23.3%, 35.2% and 48.1% for the years ended December 31, 1998, 1997 and 1996, respectively. The Operating Partnership expects third party management revenue as a percentage of total property management revenues to continue to decline as revenues from the Operating Partnership's Communities continue to increase.

     Construction Company revenues and expenses increased in 1998 compared to 1997 and in 1997 compared to 1996 primarily as a result of the Operating Partnership's decision to expand its in-house construction operations in the state of Florida to cover the entire geographic area in which the Operating Partnership operates. All of the Construction Company's income for the years ended December 31, 1998, 1997 and 1996 is from contracts with the Operating Partnership. The Construction Company is currently building 63% of the Operating Partnership's apartment homes under construction.


OTHER INCOME AND EXPENSES

     Interest income increased by $672,000 to $1.1 million in 1998 compared to 1997, primarily due to interest earned on proceeds from property sales placed in escrow in accordance with like-kind exchange income tax regulations. Interest income decreased by $166,000 to $392,000 in 1997 compared to 1996, primarily due to interest earned in 1996 on the proceeds from a common stock offering prior to using the proceeds to fund development activity.

     Other income increased $570,000 to $849,000 in 1998 compared to 1997, primarily as a result of an incentive fee earned in connection with a property that the Operating Partnership had developed and managed for a third party.

     Depreciation expense increased $6.3 million or 28.0% to $29.0 million in 1998 compared to 1997, primarily due to depreciation expense related to the Operating Partnership's 1997 and 1998 acquisitions and increased depreciation of Communities in lease-up. Depreciation expense increased $4.4 million or 24.4% to $22.7 million in 1997 compared to 1996 due to an increase in depreciation expense related to the 1997 acquisitions and Communities in lease-up.

     Interest expense, including amortization of deferred financing costs, increased by $11.5 million for the year ended December 31, 1998 compared to the year ended December 31, 1997. The increase was primarily the result of an increase of $174.8 million in the Operating Partnership's average indebtedness outstanding and an increase in the effective interest rate of .04% (6.68% to 6.72%). Interest expense, including amortization of deferred financing costs increased by $4.8 million for the year ended December 31, 1997 compared to the year ended December 31, 1996. The increase was primarily the result of an increase of $84.9 million in the Operating Partnership's average indebtedness outstanding and an increase in the effective interest rate of .24% (6.44% to 6.68%), respectively.

     General and administrative expense has remained relatively stable as a percentage of total revenues. As a percentage of total revenues, general and administrative expenses were 2.6%, 2.3% and 2.7% in 1998, 1997 and 1996, respectively.

     The $37.1 million gain on sale of assets in 1998 resulted from the disposition of eight Communities. The Operating Partnership retained a 25% interest in five of these Communities. The eight Communities disposed of were:



COMMUNITY                LOCATION
------------------------ ------------------
  Summit Creek           Charlotte, NC
  Summit Hollow I & II   Charlotte, NC
  Summit Green           Charlotte, NC
  Summit Hill I & II     Raleigh, NC
  Summit Old Town        Winston Salem, NC
  Summit Springs         Norcross, GA
  Summit Providence      Bradenton, FL
  Summit Station         Tampa, FL

     The Communities disposed of in 1998 were part of the Operating Partnership's plan to dispose of assets that no longer meet its growth objectives, that are located in smaller markets, or to make desired changes in the number of apartment homes in each of the Operating Partnership's markets. The Operating Partnership believes that by concentrating its efforts and capital in large growth markets it will gain a competitive advantage as it improves operational efficiencies, builds a more significant brand name and improves market knowledge. Also, by disposing of assets that no longer meet the Operating Partnership's long-term growth objectives, capital is provided to fund the development of new, higher growth assets. The $4.4 million gain on sale of assets in 1997 resulted from the sale of a Community formerly known as Summit Charleston in May 1997.

     The extraordinary items in the year ended December 31, 1998 resulted from the write-off of deferred financing costs in conjunction with the replacement by the Operating Partnership of its prior unsecured credit facility with the Unsecured Credit Facility (as hereafter defined) and prepayment penalties incurred on six mortgage notes which were repaid during the period. The extraordinary items in 1996 resulted primarily from the write-off of deferred financing costs in conjunction with the repayment of debt with the proceeds from a 1996 common stock offering and with the proceeds of the $31.0 million unsecured debt financing received in August 1996.


LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY

     The Operating Partnership's net cash provided by operating activities increased from $55.9 million for the year ended December 31, 1997 to $63.8 million for the same period in 1998, primarily due to a $20.1 million increase in property operating income offset by a $13.8 million increase in interest paid. The increase in interest paid was primarily due to an increase in the average indebtedness outstanding.

     Net cash used in investing activities increased from $175.9 million for the year ended December 31, 1997 to $219.2 million for the same period in 1998 due to an increase in the acquisition of Communities and an increase in the construction of Communities, partially offset by higher proceeds from the disposition of Communities. In 1998, the Operating Partnership acquired ten apartment Communities containing 3,557 apartment homes for a total cost of $268.0 million which included the issuance of $45.7 million worth of Units and the assumption of $92.8 million in mortgage debt. In addition, the Operating Partnership funded $128.4 million in development costs and $10.1 million in capital improvements in 1998. The Operating Partnership had total net cash proceeds of $130.6 million related to the disposition of Communities, of which $116.5 million was deposited with a qualified intermediary. Approximately $30.2 million of funds deposited with a qualified intermediary were used to fund the purchase of a Community and fund development costs. The remaining $86.3 million in proceeds from the sales are being held in escrow in accordance with like-kind exchange income tax rules and regulations to fund future developments.

     Net cash provided by financing activities increased from $119.9 million for the year ended December 31, 1997 to $154.6 million for the same period in 1998, primarily due to an increase in equity proceeds from the Summit Properties' dividend reinvestment and stock purchase plan (the "Plan"), which are contributed to the Operating Partnership in exchange for Units, and an increase in net borrowings from the Operating Partnership's credit facility offset by a higher repayment of debt, lower borrowings on unsecured bonds, the issuance of notes receivable from employees, the payment of higher distributions to unitholders and a decrease in public stock issuance proceeds, which are contributed to the Operating Partnership by Summit Properties in exchange for Units. Financing activities in 1998 included $131.3 million in net borrowings from the Operating Partnership's credit facility and $45.9 million in net proceeds from the Plan. Dividend reinvestment and stock purchase proceeds increased from 1997 primarily due to the replacement of the prior dividend reinvestment plan with the Plan which allows direct stock purchases by non-shareholders of Summit Properties. These cash inflows were offset by $46.8 million of distributions and the repayment of mortgage debt of $27.4 million. Mortgage debt repayment included $23.2 million for the prepayment of six mortgage notes.

     The ratio of earnings to fixed charges was 2.51 to 1 for the year ended December 31, 1998 compared to 1.93 to 1 for the year ended December 31, 1997. The increase is primarily due to an increase in the gain on real estate assets offset by increased interest charges as discussed in "Historical Results of Operations -- Other Income and Expenses" above.

     The Operating Partnership's outstanding indebtedness at December 31, 1998 totaled $726.1 million. This amount includes approximately $270.7 million in fixed rate conventional mortgages, $51.8 million of variable rate tax-exempt bonds, $241.0 million of unsecured notes, $9.1 million of tax-exempt fixed rate loans, and $153.5 million under the Unsecured Credit Facility (as hereinafter defined).

     The Operating Partnership expects to meet its short-term liquidity requirements (i.e., liquidity requirements arising within 12 months) including recurring capital expenditures relating to maintaining its existing properties, generally through its working capital, net cash provided by operating activities and borrowings under its line of credit. The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and to satisfy Summit Properties applicable REIT dividend payment requirements in both the short term and in the long term.

     The Operating Partnership expects to meet its long-term liquidity requirements (i.e., liquidity requirements arising after 12 months), such as scheduled mortgage debt maturities, property acquisitions, financing of construction and development activities and other non-recurring capital improvements, through the issuance of unsecured notes and equity securities, from undistributed Funds from Operations (see page 30), from proceeds received from the disposition of certain properties, and in connection with the acquisition of land or improved property through the issuance of Units in the Operating Partnership.


     LINE OF CREDIT

     The Operating Partnership obtained a new syndicated unsecured line of credit (the "Unsecured Credit Facility") in the amount of $175 million in March, 1998 which replaced the existing $150 million credit facility. The Unsecured Credit Facility was increased in December, 1998 to $200 million. The Unsecured Credit Facility provides funds for new development, acquisitions and general working capital purposes. The Unsecured Credit Facility has a three year term with two one-year extension options and will initially bear interest at LIBOR+90 basis points based upon the Operating Partnership's current credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The interest rate will be reduced in the event an upgrade of the Operating Partnership's unsecured credit rating is obtained. The Unsecured Credit Facility also provides a bid option sub-facility equal to a maximum of fifty percent of the total facility ($100 million). This sub-facility provides the Operating Partnership with the option to place borrowings in fixed LIBOR contracts up to 180 days. Upon proper notifications, all lenders participating in the Unsecured Credit Facility may, but are not obligated to, participate in a competitive bid auction for these fixed LIBOR contracts.


     MORTGAGE NOTES

     On September 23, 1998, the Operating Partnership consolidated and renewed two mortgage loans which had a $147.2 million balance. The original loans matured in February 2001 ($118.3 million at 5.88%) and December 2005 ($28.9 million at 7.71%). The consolidation and renewal combined the two mortgage loans into one loan at an interest rate equal to the existing weighted average interest rate of the two previous mortgage loans (6.24%) up to February 2001. As of February 2001, the rate of interest on the loan will increase to 6.76% until the loan matures in October, 2008.


     MEDIUM-TERM NOTES

     The Operating Partnership has established a program for the sale of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). On July 28, 1998, the Operating Partnership sold $30 million of notes under the MTN Program. Such notes are due on July 30, 2001 and bear interest at 6.75% per year. On October 5, 1998, the Operating Partnership sold $25 million of notes under the MTN Program. Such notes are due on October 5, 2000 and bear interest at 6.71% per year. Proceeds from the notes issued in both July and October, 1998 were used to reduce the Unsecured Credit Facility.


     SENIOR UNSECURED DEBT OFFERINGS

     On August 12, 1997, the Operating Partnership completed a $125 million senior unsecured debt offering comprised of three tranches. The first tranche, $25 million of 6.80% Notes due August 15, 2002, was priced at 99.940% to yield 6.81%, or 73 basis points over the rate on US Treasury securities with a comparable maturity (the "2002 Notes"). The second tranche, $50 million of 6.95% Notes due August 15, 2004, was priced at 99.764% to yield 6.99% or 81 basis points over the rate on US Treasury securities with a comparable maturity (the "2004 Notes"). The third tranche, $50 million of 7.20% Notes due August 15, 2007, was priced at 99.830% to yield 7.22% or 104 basis points over the rate on US Treasury securities with a comparable maturity (the "2007 Notes" and together with the 2002 Notes and the 2004 Notes, the "August 1997 Notes"). The proceeds from the August 1997 Notes were used to pay down the Operating Partnership's unsecured line of credit.

     On December 17, 1997, the Operating Partnership completed a $30 million senior unsecured debt offering of 6.625% Notes due December 15, 2003. The Notes were priced at 99.786% to yield 6.67%, or 95 basis points over the rate of US Treasury securities with a comparable maturity (the "December 1997 Notes"). The proceeds of the December 1997 Notes were used to pay down the Operating Partnership's unsecured line of credit.

     In August 1996, the Operating Partnership obtained $31.0 million of unsecured debt financing from a bank consisting of a $15.0 million unsecured note with a four-year term and a $16.0 million unsecured note with a six-year term, which bear interest at 7.61% and 7.85%, respectively.


     MARKET RISK

     The fair market value of long-term fixed rate debt is subject to changes in interest rates. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Operating Partnership's total fixed rate long-term debt at December 31, 1998 was $521.0 million. A 1% increase from prevailing interest rates at December 31, 1998 would result in a decrease in fair value of long-term debt by approximately $25.7 million. Fair values were determined from quoted market prices, where available, and from information received from investment bankers using current interest rates considering credit ratings and remaining terms to maturity.


     COMMON STOCK OFFERING

     In August 1996, the Summit Properties completed the sale of 5.75 million shares of Common Stock with net proceeds of $97.6 million. Approximately $97.6 million of the aggregate proceeds from the issuance of Common Stock, which was contributed to the Operating Partnership in exchange for Units, and the $31 million unsecured bank debt financing were utilized to fully repay the outstanding balances under the Operating Partnership's unsecured line of credit and development loans. The remaining $30.9 million of the proceeds were used to fund current development.

 SCHEDULE OF DEBT

     The following table sets forth certain information regarding debt financing as of December 31, 1998 and 1997 (dollars in thousands):


                                                                                  PRINCIPAL OUTSTANDING
                                                                                      DECEMBER 31,
                                                INTEREST                         -----------------------
                                               RATE AS OF
                                            DECEMBER 31, 1998  MATURITY DATE (1)     1998        1997
                                           ------------------ ------------------ ----------- -----------
FIXED RATE DEBT
------------------------------------------
 MORTGAGE LOAN (2) ....................... 6.24%                    8/15/08       $146,740    $149,593
 MORTGAGE LOAN (3) ....................... 8.00%                     9/1/05          8,470       8,557
 MORTGAGE NOTES
   Summit Foxcroft ....................... 8.00%                     4/1/20          2,663       2,728
   Summit Oak ............................ 7.75%                    12/1/23          2,519       2,553
   Summit Sherwood ....................... 7.88%                     3/1/29          3,274       3,303
   Summit Radbourne ...................... 9.80%                     3/1/02          8,507       8,599
   Summit Sand Lake ...................... 7.88%                    2/15/06         14,679      14,985
   Summit Buena Vista .................... 6.75%                    1/15/07         25,779          --
   Summit Belcourt ....................... 6.75%                    12/1/05          9,708          --
   Summit Turtle Cove .................... 6.75%                     6/1/06         17,073          --
   Summit Turtle Rock .................... 6.75%                    11/1/05         11,001          --
   Summit Los Arboles .................... 6.75%                    12/1/05         20,240          --
   Mortgage Notes paid in 1998 ...........                                              --      14,508
 TAX EXEMPT MORTGAGE NOTES
   Summit Crossing ....................... 6.95%                    11/1/25          4,106       4,162
   Summit East Ridge ..................... 7.25%                    12/1/26          5,042       5,100
                                                                                  --------    --------
    TOTAL MORTGAGE DEBT ..................                                         279,801     214,088
 UNSECURED NOTES
   6.71 % Medium Term Notes due 2000 ..... 6.71%                    10/5/00         25,000          --
   6.75 % Medium Term Notes due 2001 ..... 6.75%                    7/30/01         30,000          --
   6.80 % Notes due 2002 ................. 6.80%                    8/15/02         25,000      25,000
   6.63 % Notes due 2003 ................. 6.63%                   12/15/03         30,000      30,000
   6.95 % Notes due 2004 ................. 6.95%                    8/15/04         50,000      50,000
   7.20 % Notes due 2007 ................. 7.20%                    8/15/07         50,000      50,000
   Bank Note ............................. 7.85%                     8/3/02         16,000      16,000
   Bank Note ............................. 7.61%                     8/3/00         15,000      15,000
                                                                                  --------    --------
    TOTAL UNSECURED NOTES ................                                         241,000     186,000
                                                                                  --------    --------
    TOTAL FIXED RATE DEBT ................                                         520,801     400,088
VARIABLE RATE DEBT
-------------------------------------------
 UNSECURED CREDIT FACILITY ...............     LIBOR +90            3/27/01        153,500      21,733
 TAX EXEMPT BONDS (4)
   Summit Belmont ........................ 5.55%                     4/1/07         11,445      11,650
   Summit Hampton ........................ 5.55%                     6/1/07         12,260      12,490
   Summit Pike Creek ..................... 5.55%                    8/15/20         12,767      13,022
   Summit Gateway ........................ 5.55%                     7/1/07          6,900       7,100
   Summit Stony Point .................... 5.55%                     4/1/29          8,430       8,590
                                                                                  --------    --------
    TOTAL TAX EXEMPT BONDS ...............                                          51,802      52,852
                                                                                  --------    --------
    TOTAL VARIABLE RATE DEBT .............                                         205,302      74,585
                                                                                  --------    --------
    TOTAL OUTSTANDING INDEBTEDNESS .......                                        $726,103    $474,673
                                                                                  ========    ========

---------
(1) With the exception of the Mortgage Loan referred to in Note 2 below, which has a $146.7 million balance at December 31, 1998, all the secured debt can be prepaid at any time. Such Mortgage Loan can be prepaid after February 15, 2001. Prepayment of all such secured debt is generally subject to penalty or premium; however, the tax exempt mortgage notes can be prepaid at any time without penalty or premium.

(2) Mortgage Loan secured by the following Communities:

    Summit Glen              Summit Blue Ash    Summit Heron's Run
    Summit St. Clair         Summit Square      Summit Perico
    Summit Village           Summit Waterford   Summit Meadow
    Summit Highland          Summit Del Ray     Summit Windsor I
    Summit Norcroft I        Summit Palm Lake   Summit Windsor II

(3) Mortgage Loan secured by Summit Simsbury and Summit Touchstone Communities.


(4) The tax exempt bonds (the "Bonds") bear interest at various rates set by a remarketing agent at the demand note index plus 0.50%, set weekly, or the lowest percentage of prime which allows the resale at a price of par. The Bonds are enhanced by letters of credit from a financial institution (the "Credit Enhancements"), each of which Credit Enhancements will terminate prior to the maturity dates of the related Bonds. In the event such Credit Enhancements are not renewed or replaced upon termination, the related loan obligations will be accelerated.

     The LIBOR rate at December 31, 1998 was 5.63%.

     The Operating Partnership's outstanding indebtedness (excluding the Unsecured Credit Facility) had an average maturity of 8.1 years as of December 31, 1998. The aggregate maturities of all outstanding debt (excluding the Unsecured Credit Facility) as of December 31, 1998 for each of the years ended after December 31, 1998 are as follows (in thousands):


  1999 ...............  $  6,205
  2000 ...............    46,574
  2001 ...............    36,803
  2002 ...............    56,319
  2003 ...............    37,586
  Thereafter .........   389,116
                        --------
  Total ..............  $572,603
                        ========

     Of the significant maturities in the above table, $15.0 million and $16.0 million relate to the unsecured bank notes that mature in 2000 and 2002, respectively; $25 million relates to unsecured notes due in 2000; $30 million relates to unsecured notes due in 2001 and $25 million relates to unsecured notes due in 2002.


     ACQUISITIONS AND DISPOSITIONS

     On April 1, 1996, the Operating Partnership acquired its joint venture partner's interest in Summit Plantation (formerly Plantation Cove), a 262 apartment community located in Plantation, Florida. The Operating Partnership paid $6.4 million in cash for the remaining 75% interest in the joint venture.

     During the year ended December 31, 1997, the Operating Partnership completed the acquisition of five Communities: Summit Portofino, purchased on January 6, 1997; Summit Mayfaire, purchased on January 15, 1997; Summit Sand Lake purchased on February 20, 1997; Summit Windsor II, purchased on July 18, 1997; and Summit Fair Oaks, purchased on December 31, 1997 (the "1997 Acquisitions"). The 1997 Acquisitions added a total of 1,434 apartment homes to the Operating Partnership's portfolio. Total purchase price for the 1997 Acquisitions was $104.5 million which consisted of $15.2 million in assumed debt, 243,608 units (valued at $4.9 million) issued to Summit Properties in exchange for Summit Properties issuing 243,608 shares of Common Stock to the seller, 194,495 Units (valued at $3.9 million) issued to the seller and $78.9 million of cash. Concurrently with the purchase of Summit Portofino, Summit Properties sold 315,029 shares of Common Stock to the public for cash. Summit Properties contributed the proceeds of these sales of Common Stock to the Operating Partnership in exchange for Units. The proceeds were then use to fund a portion of the purchase. The Summit Windsor II purchase was partially funded by the proceeds from the sale of a property formerly know as Summit Charleston in May, 1997. The property formerly known as Summit Charleston was sold for $9.5 million and a gain on the sale of approximately $4.4 million was recognized.

     The Operating Partnership completed the acquisition of three Communities located in Atlanta, Georgia in 1998: Summit St. Clair, purchased effective March 1, 1998; Summit Club at Dunwoody, purchased effective May 22, 1998; and Summit at Lenox, purchased effective July 8, 1998 (the "Atlanta Acquisitions"). The Atlanta Acquisitions added a total of 1,092 apartment homes to the Operating Partnership's portfolio at an aggregate purchase price of $88.3 million. The Atlanta Acquisitions were financed with the issuance of 259,871 Units (valued at $5.2 million) and the assumption of $8.8 million of mortgage debt. The balance of the purchase price was paid in cash.

     On May 18, 1998, the Operating Partnership sold a Community in Brandon, Florida formerly known as Summit Providence for net proceeds of $23.9 million. A gain on the sale of $8.7 million was recognized. Proceeds from the sale were used to partially fund the acquisition of Summit Club at Dunwoody.

     On October 23, 1998, the Operating Partnership sold a Community in Atlanta, Georgia formerly known as Summit Springs for $17.5 million. The Operating Partnership recognized a gain of approximately $6.0 million on the sale.

     On November 2, 1998, the Operating Partnership sold a Community in Winston Salem, North Carolina, formerly known as Summit Old Town, for $7.5 million. The Operating Partnership recognized a gain of approximately $2.3 million from the sale.

     On November 4, 1998, the Operating Partnership acquired a portfolio of multifamily properties in Texas (the "Ewing Portfolio") through a merger with Ewing (as defined below), a private developer of luxury apartment homes. The Ewing Portfolio consists of 2,465 apartment homes in seven Communities located in Dallas, Austin and San Antonio. The acquisition of the Ewing Portfolio was effected pursuant to an Agreement and Plan of Reorganization dated as of October 31, 1998 (the "Merger Agreement") among Summit Properties, affiliates of Summit Properties including the Operating Partnership, Ewing Industries, Inc., an Ohio corporation ("Ewing Industries"), affiliates of Ewing, and their respective partners, shareholders and members (together with Ewing Industries, "Ewing"). Pursuant to the Merger Agreement, the acquisition was funded through (i) the issuance of 1,008,988 Units to Summit Properties in exchange for Summit Properties issuing 1,008,988 shares of Common Stock to Ewing and 141,921 Units issued to Ewing, valued at $20.7 million in the aggregate, (ii) the assumption of $84.0 million in long-term fixed-rate mortgage indebtedness, (iii) the payment of $50.6 million in cash and (iv) receipt of $3.8 million of credit for customary prorations and reserves. A portion of the consideration was deferred until stabilization of one Community (Summit Las Palmas) which was in lease-up at the time of the acquisition of the Ewing Portfolio. The Summit Las Palmas purchase was closed on December 31, 1998 with the additional consideration of
(i) 1,065,627 shares of Common Stock and 36,629 Units valued at $19.8 million in aggregate and (ii) cash in the amount of approximately $600,000.

     On December 16, 1998, the Operating Partnership (i) sold five communities (the "Sold Communities") to Hollow Creek, LLC, a newly-formed North Carolina limited liability company for approximately $68 million and (ii) contributed two communities with an approximate fair market value of $22 million (together with the Sold Communities, the "Joint Venture Communities") to Station Hill, LLC., a newly-formed North Carolina limited liability company (the "LLC"). On the same date, Hollow Creek, LLC contributed the Sold Communities to the LLC. The LLC is a joint venture limited liability company, the membership of which is comprised of the Operating Partnership and a wholly owned subsidiary of a major financial services company (the "Joint Venture Member"). The disposition was effected pursuant to a Real Estate Sale Agreement dated November 20, 1998 between the Operating Partnership and the Joint Venture Member and pursuant to the Operating Agreement of the LLC, also dated November 20, 1998. The Operating Partnership's net contribution to the LLC (approximately $5.6 million) represents a 25 percent equity interest in the LLC. In addition, the Operating Partnership is the managing member of the LLC and will also retain management of the Joint Venture Communities through a management agreement with the LLC. The cash flow of the LLC will be distributed pro rata to each member based on its equity contribution until certain economic benchmarks are achieved, at which point the Operating Partnership will receive an escalated portion of the cash flow and residual interest. The LLC has obtained five separate mortgages totaling $70,150,000 from Fannie Mae. These mortgages have a ten-year maturity and a 6.70% interest rate. The proceeds of the mortgages were distributed on a pro rata basis to the LLC's two members. The Joint Venture Communities involved in the transaction were Summit Green, Summit Hollow I and II and Summit Creek in Charlotte, North Carolina; Summit Hill I and II in Raleigh, North Carolina; and Summit Station in Tampa, Florida. The Joint Venture Communities include a total of 1,433 apartment homes. The Operating Partnership recognized a gain of approximately $20.2 million on the disposition. The gain is net of a $5.6 million elimination of gain relative to the Operating Partnership's retained portion of the joint venture. The elimination of the gain reduced the Operating Partnership's investment in the joint venture to zero at the initial joint venture formation.

     Proceeds from the sale of Summit Springs, Summit Old Town and the Sold Communities, were put in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. These proceeds will be used to fund future developments.

     At December 31, 1998, the Operating Partnership had six apartment Communities for sale with a net book value of approximately $52.5 million. The Operating Partnership does not anticipate incurring a loss on any individual apartment Community sale. Proceeds from the sale of the Communities will be used to fund future development. The six apartment Communities held for sale represented approximately 6% of property operating income for the Operating Partnership for the year ended December 31, 1998.


DEVELOPMENT ACTIVITY

     The Operating Partnership's developments in progress at December 31, 1998 are summarized as follows (dollars in thousands):



                                                                      TOTAL                 ESTIMATED   ANTICIPATED
                                                        APARTMENT   ESTIMATED    COST TO     COST TO    CONSTRUCTION
COMMUNITY                                                 HOMES       COSTS        DATE      COMPLETE    COMPLETION
------------------------------------------------------ ----------- ----------- ----------- ----------- -------------
Summit Fair Lakes I -- Fairfax, VA (1) ...............      370     $ 32,900    $ 30,351     $ 2,549      Q1 1999
Summit Governor's Village -- Chapel Hill, NC (1) .....      242       16,700      16,518         182      Q1 1999
Summit Doral -- Miami, Florida (1) ...................      260       22,800      16,601       6,199      Q2 1999
Summit Westwood -- Raleigh, NC (1) ...................      354       24,400      18,601       5,799      Q3 1999
Summit Lake II -- Raleigh, NC (1) ....................      144       10,200       7,012       3,188      Q2 1999
Summit Sedgebrook II -- Charlotte, NC ................      120        7,800       4,409       3,391      Q3 1999
Summit Fair Lakes II -- Fairfax, VA ..................      160       14,200       8,017       6,183      Q3 1999
Summit Largo -- Largo, MD ............................      217       18,000       4,984      13,016      Q1 2000
Summit Grandview -- Charlotte, NC ....................      266       45,500       3,703      41,797      Q2 2000
Other development and construction costs (2) .........       --           --      26,949          --
                                                            ---     --------    --------     -------
                                                          2,133     $192,500    $137,145     $82,304
                                                          =====     ========    ========     =======

---------
(1) These Communities were in lease-up at December 31, 1998.

(2) Consists primarily of land held for development and other predevelopment costs.

     Estimated cost to complete the development Communities represents substantially all of the Operating Partnership's material commitments for capital expenditures at December 31, 1998.


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

     Other development risks include the possibility of incurring additional cost or liability resulting from defects in construction material and the possibility that financing may not be available on favorable terms, or at all, to pursue or complete development activities. Similarly, market conditions at the time these Communities become available for leasing will affect the rental rates that may be charged and the period of time necessary to achieve stabilization, which could make one or more of the development Communities unprofitable or result in achieving stabilization later than currently anticipated. In addition, the Operating Partnership is conducting feasibility and other pre-development work for twelve potential Communities. The Operating Partnership could abandon the development of any one or more of these potential Communities in the event that it determines that market conditions do not support development, financing is not available on favorable terms or other circumstances prevent development. Similarly, there can be no assurance that if the Operating Partnership does pursue one or more of these potential Communities that it will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.

INFLATION

     Substantially all of the leases at the Communities are for a term of one year or less, which coupled with the relatively high occupancy rates, may enable the Operating Partnership to seek increased rents upon renewal of existing leases or commencement of new leases. The short-term nature of these leases generally serves to reduce the risk to the Operating Partnership of the adverse effect of inflation.


YEAR 2000

     YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT

     The Operating Partnership supports the exchange of information relating to the Year 2000 issue and designates the following information as the Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act. Information set forth herein regarding the Year 2000 compliance of non-Operating Partnership products and services are "republications" under the Year 2000 Information and Readiness Disclosure Act and are based on information supplied by other companies about the products and services they offer. The Operating Partnership has not independently verified the contents of these republications and takes no responsibility for the accuracy or completeness of information contained in such republications.


     INTRODUCTION

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


     THE OPERATING PARTNERSHIP'S STATE OF READINESS

     The Operating Partnership has developed a four phase plan to address its Year 2000 issues (its "Year 2000 Plan"). The four phases are (i) Awareness,
(ii) Assessment, (iii) Remediation and Implementation and (iv) Testing.


     AWARENESS

     The Operating Partnership has made the relevant employees, including its property managers, aware of the Year 2000 issue and collected information from such employees regarding systems that the Operating Partnership anticipates may be affected. Management will oversee the Operating Partnership's progress with respect to the implementation of its Year 2000 Plan. In addition, the Year 2000 Plan will be subject to review of the Audit Committee of the Board of Directors of Summit Properties.


     ASSESSMENT

     The Operating Partnership has substantially completed an assessment of its standard computer information systems and is now taking the further necessary steps to make its core computer information systems, in those situations in which the Operating Partnership is required to do so, Year 2000 compliant. See "Remediation and Implementation" below. The Operating Partnership is in the process of attempting to obtain written verification from vendors to the effect that the Operating Partnership's other (i.e., non-core) standard computer information systems acquired from such vendors correctly distinguish dates before the year 2000 from dates in and after the year 2000. The Operating Partnership expects that it will receive such verifications, or a commitment from the relevant vendors to provide a solution, by no later than April 30, 1999.

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

     The Operating Partnership rents apartments in its Communities to individuals and does not have a single customer or group of customers who rents a significant number of apartments. The Operating Partnership's primary purchases are building-related products (e.g., carpets, paint and blinds) and services (e.g., lawn care services), all of which are available from numerous suppliers. The Operating Partnership's primary financial service providers are its primary bank and payroll processor. The primary bank has provided written verification to the Operating Partnership that it will be Year 2000 compliant. The Operating Partnership implemented the payroll processor Year 2000 upgrade in the fourth quarter of 1998. For the foregoing reasons, the Operating Partnership does not believe that there is a significant risk related to the failure of residents, vendors or third-party goods or service providers to prepare for the Year 2000; however, the costs and timing of third-party Year 2000 compliance is not within the Operating Partnership's control and no assurances can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.


     REMEDIATION AND IMPLEMENTATION

     The Operating Partnership's primary uses of software systems are its corporate accounting and property management software. The Operating Partnership's corporate accounting system is widely used in the real estate industry. A version upgrade, installed in the second quarter of 1998, is designed to be Year 2000 compliant. The Operating Partnership completed the replacement of its current property management software in October 1998 with a new software system that is also designed to be Year 2000 compliant. This new software is also widely used in the real estate industry. The Operating Partnership has received written verification from the vendors of each of the corporate accounting and management systems that the relevant software is Year 2000 compliant. The Operating Partnership had previously planned both the upgrade of the corporate accounting system and implementation of the new property management system, and such changes would have been undertaken without regard to Year 2000 remediation issues. Accordingly, the Operating Partnership has not deferred any planned information or software projects due to such Year 2000 projects, and the Operating Partnership is not treating the costs of the above-referenced changes as Year 2000-related expenses.


     TESTING

     To attempt to confirm that its computer systems are Year 2000 compliant, the Operating Partnership expects to perform limited testing of its computer information systems and its other computer systems that do not relate to information technology but include embedded technology; however, unless Year 2000 issues arise in the course of its limited testing, the Operating Partnership will rely on the written verification received from each vendor of its computer systems that the relevant system is Year 2000 compliant. Nevertheless, there can be no assurance that the computer systems on which the Operating Partnership's business relies will correctly distinguish dates before the year 2000 from dates in and after the year 2000. Any such failures could have a material adverse effect on the Operating Partnership's business, financial condition and results of operations. The Operating Partnership began testing in the fourth quarter of 1998 and expects that its testing will be complete by March 31, 1999.


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

 RISKS PRESENTED BY YEAR 2000 ISSUES

     The Operating Partnership is still in the process of evaluating potential disruptions or complications that might result from Year 2000-related problems; however, at this time the Operating Partnership has not identified any specific business functions that are likely to suffer material disruption as a result of Year-2000 related events. It is possible, however, that the Operating Partnership may identify business functions in the future that are specifically at risk of Year 2000 disruption. The absence of any such determination as of the date of this report represents only the Operating Partnership's current status of evaluating potential Year-2000 related problems and facts presently known to the Operating Partnership, and should not be construed to mean that there is no risk of Year-2000 related disruption. Moreover, due to the unique and pervasive nature of the Year 2000 issue, it is not possible to anticipate each of the wide variety of Year 2000 events, particularly outside of the Operating Partnership, that might arise in a worst case scenario which might have a material adverse impact on the Operating Partnership's business, financial condition and results of operations.


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


FUNDS FROM OPERATIONS

     The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income
(loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Operating Partnership computes Funds from Operations in accordance with the standards established by the White Paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Funds Available for Distribution is defined as Funds from Operations less capital expenditures funded by operations (recurring capital expenditures). The Operating Partnership's methodology for calculating Funds Available for Distribution may differ from the methodology for calculating Funds Available for Distribution utilized by other REITs, and accordingly, may not be comparable to other REITs. Funds from Operations and Funds Available for Distribution do not represent amounts available for management's discretionary use because of needed capital expenditures or expansion, debt service obligations, property acquisitions, development, dividends and distributions or other commitments and uncertainties. Funds from Operations and Funds Available for Distribution should not be considered as alternatives to net income (determined in accordance with GAAP) as an indication of the Operating Partnership's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Operating Partnership's liquidity, nor are they indicative of funds available to fund the Operating Partnership's cash needs, including its ability to make dividends/distributions. The Operating Partnership believes Funds from Operations and Funds Available for Distribution are helpful to investors as measures of the performance of the Operating Partnership because, along with cash flows from operating activities, financing activities and investing activities, they provide investors with an understanding of the ability of the Operating Partnership to incur and service debt and make capital expenditures.

Funds from Operations and Funds Available for Distribution are calculated as follows (dollars in thousands):

                                                                        YEAR ENDING DECEMBER 31,
                                                               -------------------------------------------
                                                                    1998           1997           1996
                                                               -------------- -------------- -------------
Net income ...................................................   $   65,881     $   31,934    $    20,561
Extraordinary items ..........................................          594             --            626
Net gain on sale of assets ...................................      (37,148)        (4,366)            --
                                                                 ----------     ----------    -----------
 Adjusted net income .........................................       29,327         27,568         21,187
Depreciation:
 Real estate assets ..........................................       28,890         22,633         18,171
 Real estate joint venture ...................................           25             --             33
                                                                 ----------     ----------    -----------
Funds from Operations ........................................       58,242         50,201         39,391
 Recurring capital expenditures (1) ..........................       (4,607)        (4,586)        (3,291)
                                                                 ----------     ----------    -----------
Funds Available for Distribution .............................   $   53,635     $   45,615    $    36,100
                                                                 ==========     ==========    ===========
Non-recurring capital expenditures (2) .......................  ($    4,995)   ($    4,653)   $     2,973
                                                                 ==========     ==========    ===========
Cash Flow Provided By (Used In):
 Operating Activities ........................................   $   63,808     $   55,947    $    41,176
 Investing Activities ........................................     (219,170)      (175,907)      (103,971)
 Financing Activities ........................................      154,636        119,858         63,579
Weighted average units outstanding -- basic ..................   29,140,931     27,257,637     22,914,068
                                                                 ==========     ==========    ===========
Weighted average units outstanding -- diluted ................   29,150,315     27,294,058     22,940,998
                                                                 ==========     ==========    ===========

---------
(1) Recurring capital expenditures are expected to be funded from operations and consist primarily of exterior painting, new appliances, vinyl, blinds, tile, and wallpaper. In contrast, non-recurring capital expenditures, such as major improvements, water submetering, new garages and access gates, are expected to be funded by financing activities and are therefore not included in the calculation of Funds Available for Distribution.

(2) Non-recurring capital expenditures include major renovations in the amount of $1.3 million in 1998 and $3.5 million in 1997; $1 million and $81,000 for water meters in 1998 and 1997, respectively; $25,000 and $83,000 for new signage in 1998 and 1997, respectively; $561,000 and $239,000 for fitness centers, key controls and other revenue enhancement items in 1998 and 1997, respectively; $446,000 and $252,000 for access gates and security fences in 1998 and 1997, respectively; $215,189 and $21,000 for washer/dryer units in 1998 and 1997, respectively; and $776,000 and $238,000 for improvement at properties acquired or disposed of in 1998 and 1997, respectively. In addition, 1998 and 1997 included $142,000 and $250,000, respectively, of capital expenditures for construction of garages and $191,000 for improvements at Summit Norcroft I done in conjunction with development of Summit Norcroft II in 1998.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     See "Management Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk".


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data are contained on the pages indicated on the Index to Financial Statements and Supplementary Data on page 50 of this Report.


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


DIRECTORS

     WILLIAM F. PAULSEN. Mr. Paulsen is the Chief Executive Officer and a director of Summit Properties. He has held this position since 1994. Prior to the formation of Summit Properties, Mr. Paulsen was a senior partner and the Chief Executive Officer of the predecessor to Summit Properties and a general partner of each of the partnerships which transferred Communities to the Operating Partnership when it was formed. Mr. Paulsen joined the predecessor to Summit Properties in 1981. He was selected as North Carolina Entrepreneur of the Year in 1990. In addition to his responsibilities with Summit Properties, Mr. Paulsen is a full Member and Residential Council Member of the Urban Land Institute. He is a Member of the Board of Directors of The Beach Company, a real estate investment company specializing primarily in commercial and resort development in the southeastern United States and is a trustee of The Asheville School. Mr. Paulsen also served as a Vice President of the Charlotte Apartment Association. He is 52 years old.

     WILLIAM B. MCGUIRE, JR. Mr. McGuire has served as the Chairman of the Board of Summit Properties since 1994. Prior to the formation of Summit Properties, Mr. McGuire served as a senior partner of the predecessor to Summit Properties and as a general partner of each of the partnerships which transferred multifamily apartment communities to the Operating Partnership when it was formed. Mr. McGuire founded the predecessor to Summit Properties in 1972. Mr. McGuire also founded McGuire Properties, Inc., a real estate brokerage firm, in 1972. He has been active in the following professional and community organizations: Residential, Multifamily and Urban Development Mixed Use Councils of the Urban Land Institute; Charlotte Advisory Board of NationsBank of North Carolina, N.A.; and The Charlotte City Club, serving on its Board of Governors as President. He was a Trustee of the North Carolina Nature Conservancy; a Founder and Director of Habitat for Humanity of Charlotte; and the Founder and President of The Neighborhood Medical Clinic. Mr. McGuire is 54 years old.

     STEVEN R. LEBLANC. Mr. LeBlanc is the President, Chief Operating Officer and a director of Summit Properties. Prior to joining Summit Properties, Mr. LeBlanc served as President of Urban Growth Trust from 1987 to 1988 where he developed the company's strategic business plan, orchestrated the transition to REIT status and initiated over $200 million in acquisitions and developments. From 1992 to 1997, Mr. LeBlanc served in a number of senior management positions with the Security Capital Group where he implemented a fully integrated operating company strategy focused on long-term sustainable cash flow growth. While at these companies he was responsible for the acquisition and development of 11,000 apartment homes and the purchase of land for additional 10,000 apartment homes. From 1984 to 1992, Mr. LeBlanc was a partner with Lincoln Property Company where he was a member of the senior management team and was responsible for the management of 17,000 apartments as well as the firm's acquisition and development activities throughout Texas and the Northeast. Mr. LeBlanc is a member of the Board of Directors of the National Multifamily Council and a member of the Urban Land Institute. He has served on the Boards of Directors of the Rio Grand School, the Santa Fe Pro-Musica and the Austin Apartment Association. Mr. LeBlanc has taught various real estate courses at Austin Community College in Austin, Texas. Mr. LeBlanc is 41 years old.

     NELSON SCHWAB III. Mr. Schwab has been a director of Summit Properties since 1994. He has been a Managing Director of Carousel Capital, a merchant banking firm based in Charlotte, North Carolina specializing in middle market acquisitions since 1996. Mr. Schwab served as Chairman and Chief Executive Officer of Paramount Parks from 1992 to 1995. Mr. Schwab is a Member of the Board of Directors of First Union National Bank, Silver Dollar City, Inc., Griffin Corporation, MJD Communications Inc., Critical Care Concepts, Simpson Performance Products and Burlington Industries. Mr. Schwab previously served as the Chairman of the Carolinas Partnership and the Charlotte Chamber of Commerce. Mr. Schwab is 54 years old.

     JOHN CROSLAND, JR. Mr. Crosland has been a director of Summit Properties since 1995; however, Mr. Crosland has declined to be nominated for re-election as a director and his term will expire at Summit Properties' Annual Meeting on May 11, 1999. He has been Chairman and Chief Executive Officer of The Crosland Group, Inc., a fully diversified real estate development company, since 1971. Mr. Crosland is a member of the Board of Directors of First Union National Bank, Turnberry Homes and Crosland Patton Smith. He has been active in the home-building industry holding office at local, state and national levels. From 1977 to 1989 he served as Chairman of the North Carolina Housing Finance Agency. Among his diverse civic involvement, Mr. Crosland was a founder and first Chairman of Charlotte's Habitat for Humanity; currently serves on the Habitat for Humanity International Affiliates Advisory Committee; was 1996 Chairman of the Davidson College Board of Visitors and is a member of the Davidson Board of Trustees. Mr. Crosland was honored by the home building industry by being named 1985 Builder of the Year by PROFESSIONAL BUILDER MAGAZINE and has been inducted into both the National and North Carolina Housing Halls of Fame. Mr. Crosland is 70 years old.

     JAMES H. HANCE, JR. Mr. Hance has been a director of the Summit Properties since 1994. Mr. Hance is vice chairman and chief financial officer of Bank of America and is a member of such corporation's Policy Committee. He is also responsible for the Finance Group, comprising the finance, accounting and control functions, and for Treasury, including balance sheet management. Additionally, he also is responsible for Technology & Operations, which encompasses such corporation's operations and technology development functions; Investor Relations; the Legal department, and Management Services, which provides for such corporation's real estate needs. The global payment business, which provides depository and treasury services to customers worldwide, also reports to Mr. Hance. Mr. Hance, a certified public accountant, spent 17 years with the Price Waterhouse accounting firm in Philadelphia and Charlotte. For six years, he was a partner in the Charlotte office and served as the audit partner responsible for the firm's relationship with NCNB Corporation (predecessor to NationsBank and Bank of America). From August 1985 until December 1986, he was chairman and co-owner of Consolidation Coin Caterers Corp. in Charlotte. He joined NationsBank (predecessor to Bank of America) in March 1987. Mr. Hance is chairman of the board of trustees of Novant Health Services and is vice chairman of the board of trustees of Charlotte Country Day School. He also is a member of the board of directors of Caraustar Industries Inc., Family Dollar Stores Inc. and Lance Inc. Mr. Hance is a trustee of Washington University in St. Louis and is a member of Washington University's National Council for the John M. Olin School of Business. He is a member of the board of visitors of Duke University Fuqua School of Business, serves on the board of trustees of the North Carolina Blumenthal Performing Arts Center, and the board of directors of the Foundation for the Carolinas. In addition, he is the 1996 past chairman of the Charlotte Chamber of Commerce and a 1998 International Business Fellow. Mr. Hance is 54 years old.

     HENRY H. FISHKIND. Dr. Fishkind has been a director of Summit Properties since 1994. He is the President of Fishkind & Associates, Inc., a private economic and financial consulting firm based in Orlando, Florida that he founded in 1987. Dr. Fishkind is a member of the Board of Directors of Engle Homes. Dr. Fishkind served on the Florida Governor's Economic Advisory Board from 1979 to 1981. He is 49 years old.


     EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     MICHAEL L. SCHWARZ. Mr. Schwarz is an Executive Vice President and Chief Financial Officer of Summit Properties. Prior to joining Summit Properties in 1994, Mr. Schwarz was a co-founder and spent five years as the Senior Vice President and Chief Financial Officer of Industrial Developments International, Inc., a developer of industrial real estate. He is a certified public accountant. Mr. Schwarz served as the Chairman of the Board of The Study Hall of Emmaus House, a non-profit educational facility serving inner-city youths and is active in Junior Achievement, Inc. Mr. Schwarz is 38 years old.

     WILLIAM B. HAMILTON. Mr. Hamilton is an Executive Vice President of Summit Properties. Prior to joining Summit Properties in December of 1996, Mr. Hamilton spent one year as a Senior Vice President with Insignia Management Group in Atlanta, Georgia where he was responsible for property and asset management for 50,000 multifamily apartments. For the four years immediately prior thereto, Mr. Hamilton was the President of NPI Property Management Corporation, where his management portfolio consisted of 31,000 multifamily apartments. Mr. Hamilton's experience in the property and asset management field for multifamily apartments has spanned more than 20 years. Mr. Hamilton has been designated a certified property manager by the Institute of Real Estate Management and a Certified Apartment Supervisor by the National Apartment Association. Mr. Hamilton is 50 years old.

     RAYMOND V. JONES. Mr. Jones served as Executive Vice President/Development and Construction of Summit Properties since 1994; however, he terminated his employment with Summit Properties on May 1, 1998.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act, as amended (the "Exchange Act") requires Summit Properties' executive officers and directors, and persons who are beneficial owners of more than 10% of a registered class of Summit Properties' equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish Summit Properties with copies of all Section 16(a) forms they file.

     To Summit Properties' knowledge, based solely on a review of the copies of such reports furnished to Summit Properties, the executive officers, directors and greater than 10% beneficial owners, all Section 16(a) filing requirements were satisfied, except that: (i) each of Messrs. McGuire and Paulsen inadvertently filed a Form 4 one month late, (ii) Mr. Hamilton inadvertently failed to report on Form 4 one sale of shares of Common Stock and (iii) Mr. Schwarz inadvertently failed to report on Form 4 two acquisitions of shares of Common Stock. Each of the above transactions was subsequently reported.


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


DIRECTOR COMPENSATION

     Directors of Summit Properties who are also employees receive no additional compensation for their services as directors. Non-employee directors of Summit Properties (the "Independent Directors") received an annual director's fee of $12,000 in 1998. Each Independent Director also receives $1,000 for each regular meeting of the Board of Directors attended, $1,000 for each special meeting of the Board of Directors attended, $250 for each committee meeting attended if held concurrently with a Board of Directors regular or special meeting and $500 for each committee meeting attended if not held concurrently with a Board of Directors regular or special meeting. Under the 1994 Stock Option and Incentive Plan (the "1994 Stock Plan"), following each annual meeting of stockholders, each Independent Director also receives a non-qualified option to purchase 2,000 shares of Common Stock at a price equal to the market price of the Common Stock on the date of grant.


EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE. The following table sets forth the cash and non-cash compensation awarded to the Chief Executive Officer, the three other most highly compensated executive officers of Summit Properties who were serving as executive officers at the end of 1998 and an additional individual who held an executive officer position during 1998 but who was not serving as an executive officer following 1998, each of whose compensation exceeded $100,000 during the fiscal year ended December 31, 1998 (collectively the "Named Executive Officers").


                          SUMMARY COMPENSATION TABLE



                                                                                       LONG-TERM
                                                                                  COMPENSATION AWARDS
                                                                       -----------------------------------------
                                                         ANNUAL                                       LONG-TERM
                                                      COMPENSATION        RESTRICTED    SECURITIES    INCENTIVE
                                                   -------------------      STOCK       UNDERLYING      PLAN       ALL OTHER
                                                     SALARY    BONUS        AWARDS        OPTIONS     ("LTIP")    COMPENSATION
NAME AND PRINCIPAL POSITION                  YEAR   ($) (1)      $            $             (#)      PAYOUTS ($)    ($) (2)
------------------------------------------- ------ --------- --------- --------------- ------------ ------------ -------------
William F. Paulsen ........................ 1998    252,370   126,185       68,013(3)           0            --      5,000
  Chief Executive Officer                   1997    244,500   122,250       24,443(3)           0            --      4,750
                                            1996    232,875         0      228,150(3)           0            --      4,750
Steven R. LeBlanc(4) ...................... 1998    113,462    96,250            0        175,000            --          0
  President and Chief Operating Officer
Michael L. Schwarz ........................ 1998    178,725   138,959            0              0            --      5,000
  Executive Vice President and              1997    173,000    86,500      196,775(5)           0            --      4,750
  Chief Financial Officer                   1996    155,250    38,812            0              0            --      4,750

William B. Hamilton(6) .................... 1998    178,725    54,064            0              0            --      5,000
  Executive Vice President and              1997    173,000    43,250      179,375(7)           0            --          0
  President of Summit Management            1996     13,308         0            0              0            --          0
  Company
Raymond V. Jones .......................... 1998     58,730   112,500            0              0            --      4,750
  Former Executive Vice President/          1997    173,000    86,000            0              0            --      4,750
  Development and Construction              1996    165,000    60,000      152,100(8)           0            --      4,620


---------
(1) Includes amounts deferred under the Summit Properties' 401(k) plan. Under the plan, employees generally are permitted to invest up to 17% of their salary on a pre-tax basis, subject to a statutory maximum.

(2) Amounts represent matching contributions made by the Summit Properties to the Named Executive Officer's account under the Company's 401(k) plan.

(3) Pursuant to a Summit Properties policy which requires any cash bonus earned in excess of 50% of base salary to be paid in the form of Common Stock, Mr. Paulsen received an (a) award of 4,122 shares of restricted stock on January 13, 1999 under the 1994 Stock Plan that vests in two equal annual installments beginning in January 2000 (the value of vested and unvested shares of such restricted stock as of December 31, 1998 was $71,104.50) and (b) award of 1,157 shares of restricted stock on January 1, 1998 under the 1994 Stock Plan that vests in two equal annual installments beginning in January 1999 (the value of vested and unvested shares of such restricted stock as of December 31, 1998 was $19,958.25). Moreover, Mr. Paulsen received an award of 11,700 shares of restricted stock on January 12, 1996 under the 1994 Stock Plan that vests in five equal annual installments beginning in January 1996. The value of vested and unvested shares of such restricted stock as of December 31, 1998 was $201,825.00. Dividends will be paid on the shares of restricted stock.

(4) Mr. LeBlanc began employment on July 1, 1998.

(5) Mr. Schwarz received an award of 7,908 shares of restricted stock on January 2, 1997 under the 1994 Stock Plan that vests in four equal annual installments beginning in January 1998. The value of vested and unvested shares of such restricted stock as of December 31, 1998 was $136,413. Pursuant to a Summit Properties policy which requires any cash bonus earned in excess of 50% of base salary to be paid in the form of Common Stock, Mr.Schwarz received an award of 1,126 shares of restricted stock on January 1, 1998 under the 1994 Stock Plan that vests in two equal annual installments beginning in January 1999. The value of vested and unvested shares of such restricted stock as of December 31, 1998 was $19,423.50. Dividends will be paid on the shares of restricted stock.

(6) Mr. Hamilton began employment on December 5, 1996.

(7) Mr. Hamilton received an award of 8,200 shares of restricted stock on January 2, 1997 under the 1994 Stock Plan that vests in four equal annual installments beginning in January 1998. The value of vested and unvested shares of such restricted stock as of December 31, 1998 was $141,450.00. Dividends will be paid on the shares of restricted stock.

(8) Mr. Jones received an award of 7,800 shares of restricted stock on January 12, 1996 under the 1994 Stock Plan that provided for vesting in five equal annual installments beginning in January 1996. Mr. Jones terminated his employment with the Summit Properties on May 1, 1998. Accordingly, the value of vested and unvested shares of his restricted stock as of December 31, 1998 was zero.

     OPTION GRANTS IN FISCAL YEAR 1998. The following table sets forth the options granted with respect to the fiscal year ended December 31, 1998 to the Named Executive Officers.


                       OPTIONS GRANTED IN LAST FISCAL YEAR



                                                                                     POTENTIAL REALIZABLE
                                                                                       VALUE AT ASSUMED
                                                                                       ANNUAL RATES OF
                                                                                         STOCK PRICE
                                                                                         APPRECIATION
                                                INDIVIDUAL GRANTS                      FOR OPTION TERM
                              ----------------------------------------------------- ----------------------
                                                PERCENT OF
                                                  TOTAL
                                  NUMBER OF      OPTIONS
                                 SECURITIES     GRANTED TO
                                 UNDERLYING     EMPLOYEES   EXERCISE OF
                                   OPTIONS      IN FISCAL   BASE PRICE   EXPIRATION
NAME                             GRANTED (#)       YEAR       ($/SH)        DATE       5% ($)     10% ($)
----------------------------- ---------------- ----------- ------------ ----------- ----------- ----------
William F. Paulsen .......... 0                    N/A         N/A          N/A        N/A         N/A
Steven R. LeBlanc ...........  175,000(1)          100     $ 19.125       7/1/08    2,104,832   5,334,057
Michael Schwarz ............. 0                    N/A         N/A          N/A        N/A         N/A
William B. Hamilton ......... 0                    N/A         N/A          N/A        N/A         N/A
Raymond V. Jones ............ 0                    N/A         N/A          N/A        N/A         N/A

---------
(1) These options, of which 150,000 are non-qualified options and 25,000 are incentive stock options, vest in five equal annual installments beginning on July 1, 1998, the date of grant of such options.

     OPTION EXERCISES AND YEAR-END HOLDINGS. The following table sets forth the aggregated number of options to purchase shares of Common Stock exercised in 1998 and the value of options to purchase shares of Common Stock held on December 31, 1998 by the Named Executive Officers.


              AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1998 AND
                      FISCAL YEAR-END 1998 OPTION VALUES



                                                                                        VALUE OF
                                                            NUMBER OF SECURITIES       UNEXERCISED
                                                           UNDERLYING UNEXERCISED     IN-THE-MONEY
                                  SHARES                      OPTIONS AT FISCAL     OPTIONS AT FISCAL
                               ACQUIRED ON                       YEAR-END(#)         YEAR-END($) (1)
                                 EXERCISE       VALUE           EXERCISABLE/          EXERCISABLE/
NAME                               (#)       REALIZED($)        UNEXERCISABLE         UNEXERCISABLE
----------------------------- ------------- ------------- ------------------------ ------------------
William F. Paulsen ..........      0             0               40,000/0                 0/0
Steven R. LeBlanc ...........      0             0            35,000/140,000              0/0
Michael L. Schwarz ..........      0             0             45,000/12,000          2,160/1,440
William B. Hamilton .........      0             0                  0/0                   0/0
Raymond V. Jones ............    18,000          0                  0/0                   0/0

---------
(1) Based on a closing price of $17.25 per share of Common Stock on December 31, 1998, the last 1998 trading day for the Common Stock.

     LONG-TERM INCENTIVE PLANS. The following table sets forth each award made to the Named Executive Officers in the last completed fiscal year under any LTIP.


                      LONG-TERM INCENTIVE PLANS -- AWARDS
                              IN LAST FISCAL YEAR



                                 NUMBER OF
                                  SHARES        PERFORMANCE OR
                                 UNITS OR     OTHER PERIOD UNTIL
                               OTHER RIGHTS     MATURATION OR
NAME                                (#)             PAYOUT
----------------------------- -------------- -------------------
William F. Paulsen ..........     11,600       January 2, 2001
Steven R. LeBlanc ...........     11,500       January 2, 2001
Michael L. Schwarz ..........      8,350       January 2, 2001
William B. Hamilton .........      8,350       January 2, 2001
Raymond V. Jones ............          0             N/A

     This table identifies the target number of performance shares of Common Stock ("Performance Shares"), if any, which is the subject of a Performance Stock Award Agreement (the "Performance Stock Agreement") dated January 2, 1998 (with the exception of Mr. LeBlanc, whose Performance Stock Agreement is dated July 2, 1998 and Mr. Jones, who terminated his employment with Summit Properties on May 1, 1998) issued under the 1994 Stock Plan to each Named Executive Officer. Pursuant to the Performance Stock Agreement, an executive officer has the opportunity to earn up to 225% of the target amount of Performance Shares; however, the executive officer has no right to vote, receive dividends or transfer the Performance Shares until shares of Common Stock are issued. The number of shares of Common Stock that the executive officer receives on the third anniversary of the date of the Performance Stock Agreement will be calculated based upon the following schedule and are subject to vesting (as described below):



If the Summit Properties' Average Annual Return (share
 appreciation and distributions) from the date of the
 award to the third anniversary is: ..................   0-11%     11%      12%      13%      14%      15%
The executive will receive shares of Common Stock
 equal to the target number of Performance Shares
 times the following payment percentage: .............     0%      50%     100%     125%     155%     225%

     Under the Performance Stock Agreement, fifty percent of the shares of Common Stock to which an executive officer may be entitled will vest on the third anniversary of the date of the Performance Stock Agreement; 25% will vest on the fourth anniversary and the remaining 25% will vest on the fifth anniversary. The executive officer's rights to any shares of

Common Stock to which such executive may be entitled will also fully vest upon the employee's death, disability or upon a change of control.

     The stated price of the Common Stock on January 2, 1998 (for purposes of calculating share price appreciation for each Named Executive Officer except Mr. LeBlanc) was $21.375 per share. Assuming that dividend increases in fiscal years 1999 and 2000 follow Summit Properties' historical dividend increases of $.04 per year, the per share price of the Common Stock on January 2, 2001 would have to be $23.42, $24.06, $24.70, $25.34 or $25.98 to achieve the average annual total return thresholds of 11%, 12%, 13%, 14% or 15%, respectively. If the 11%, 12%, 13%, 14% or 15% threshold is met 14,150; 28,300; 35,375; 43,865 or 63,675 shares of Common Stock would be allocated among the Named Executive Officers (except for Mr. LeBlanc and Mr. Jones), subject to vesting.

     The stated price of the Common Stock on May 12, 1998 (for purposes of calculating share price appreciation for Mr. LeBlanc) was $19.87 per share. Assuming that dividend increases in fiscal years 1999 and 2000 follow the Summit Properties' historical dividend increases of $.04 per year, the per share price of the Common Stock on January 2, 2001 would have to be $20.56, $21.07, $21.59, $22.11 or $22.62 to achieve the average annual total return thresholds of 11%, 12%, 13%, 14% or 15%, respectively. If the 11%, 12%, 13%,
14% or 15% threshold is met 5,750; 11,500; 14,375; 17,825 or 25,875 shares of
Common Stock would be awarded to Mr. LeBlanc, subject to vesting.


EMPLOYMENT AND NONCOMPETITION AGREEMENTS

     Summit Properties has entered into employment agreements (the "Employment Agreements") with each of Messrs. Paulsen, LeBlanc, Jones, Schwarz and Hamilton. The Agreement with Mr. Paulsen expired on February 15, 1999 and Summit Properties entered into a new Employment Agreement with him. The Agreement with Mr. LeBlanc has an original term up to July 1, 2001. The Agreement with Mr. Jones expired upon his termination of employment with Summit Properties on May 1, 1998. The Employment Agreement with Mr. Schwarz had an original term through February 16, 1996, and has been automatically extended until such time as terminated pursuant to its terms. Mr. Hamilton's Employment Agreement provided for an original term through December 5, 1998 and has been automatically extended pursuant to its terms. The Employment Agreements provide that the officers will be paid the base salaries set forth next to their names in the Summary Compensation Table above, which amounts may be increased or decreased (subject to certain limitations) at the Compensation Committee's discretion, plus any other amounts the Compensation Committee, in its discretion, determines to award. The Employment Agreements also provide for certain severance benefits. If the employment of Mr. LeBlanc is terminated by either Summit Properties without "cause" or by Mr. LeBlanc for "cause" (as defined in his Employment Agreement) during the original term or any extended term of the Employment Agreement, Mr. LeBlanc will be entitled to receive as severance an amount equal to his base salary, as in effect on the date of termination, through the remainder of his original term of employment or the then current extended term, as the case may be, under his Employment Agreement, payable over time. If the employment of Mr. Hamilton is terminated by Summit Properties without "cause" or by Mr. Hamilton for "cause" (as defined in his Employment Agreement), Mr. Hamilton will be entitled to receive as severance an amount equal to his base salary as in effect on the date of termination for a period of six months, payable over time. Upon the termination of the employment of Mr. LeBlanc by reason of death or disability, his estate or he, as the case may be, will be entitled to receive a payment equal to his base salary, as in effect on the date of termination, through the remainder of his original term of employment under his Employment Agreement, except that in the case of termination by reason of disability the amount of such benefit shall be offset by the proceeds of any disability plan awards provided by Summit Properties. Upon the termination of the employment of Mr. Hamilton by reason of death or disability, his estate or he, as the case may be, will be entitled to receive a payment equal to his base salary, as in effect on the date of termination, for a period of twelve months, except that in the case of termination by reason of disability the amount of such benefit shall be offset by the proceeds of any disability plan awards provided by Summit Properties. The Employment Agreements provide that if either of Messrs. LeBlanc or Hamilton are terminated by Summit Properties for "cause" or if they voluntarily terminate their employment other than for "cause" (as defined in the Employment Agreements), no severance amount will be payable. If the employment of either of Messrs. Paulsen or Schwarz is terminated for any reason, no severance amount will be payable other than as provided in the Severance Agreements (as defined below) of Messrs. Paulsen and Schwarz.

     Each of these officers also entered into noncompetition agreements (the "Noncompetition Agreements") with Summit Properties. Subject to certain limited exceptions, these agreements (except for the agreements with Mr. LeBlanc, Mr. Schwarz and Mr. Hamilton) prohibit such individuals from engaging, directly or indirectly, during the noncompetition period (the "Noncompetition Period") in any business which engages or attempts to engage in, directly or indirectly, the acquisition, development, construction, operation, management or leasing of any multifamily apartment residential real estate property within a 30 mile radius of any property that Summit Properties owns, operates or manages or that Summit Properties has undertaken to acquire, develop, construct, operate, manage or lease. The Noncompetition Period is the period beginning on the date of termination of employment and ending on the latest of (i) one year from the termination of their employment with Summit Properties or (ii) the date on which the severance amounts described above cease. This non-competition provision will expire on or about February 15, 2000. Subject to certain limited exceptions, the Noncompetition Agreements prohibit all of the executive officers from engaging in any businesses prior to their termination of employment, other than those of Summit Properties without the prior written consent of the Board of Directors (or in the case of Mr. Schwarz and Mr. Hamilton, without the prior written consent of the President of Summit Properties). The Noncompetition Agreements also prohibit the officers for certain periods after their termination from Summit Properties from hiring certain key employees of Summit Properties or participating in any efforts to persuade such employees to leave Summit Properties and from engaging in any manner, directly or indirectly, in any business which engages or attempts to engage in the acquisition, development, construction, operation, management or leasing of any of Summit Properties' then existing Communities or development or acquisition opportunities. Under the Noncompetition Agreements, such officers are prohibited from disclosing trade secrets and, for certain periods, other confidential information of Summit Properties. Mr. Jones terminated his employment with Summit Properties on May 1, 1998. Under the circumstances pursuant to which he has elected to terminate his employment, Mr. Jones will not be entitled to any payments or benefits under his Employment Agreement; however, Mr. Jones will be subject to the terms of a Noncompetition Agreement.


SEVERANCE AGREEMENTS

     Summit Properties entered into Severance Agreements ("Severance Agreements") with (a) each of Messrs. Paulsen, Jones, Schwarz and Hamilton on January 2, 1997 and (b) Mr. LeBlanc on July 1, 1998. The Severance Agreements provide for the payment of severance benefits of up to three times such officer's annual base salary and cash bonus in the event of the termination of the officer's employment under certain circumstances following certain "change in control" or "combination transactions" involving a consolidation or merger. The benefits payable under the terms of the Severance Agreements are subject to reduction by the amount of any severance benefits payable under applicable Employment Agreements.


REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

     RESPONSIBILITIES OF THE OPERATING PARTNERSHIP'S COMPENSATION COMMITTEE. Summit Properties' Executive Compensation Program is administered under the direction of the Compensation Committee of the Board of Directors of Summit Properties, which is composed of Summit Properties' Independent Directors. The specific responsibilities of the Compensation Committee are to:

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

     Compensation determinations pursuant to the Executive Compensation Program are generally made at or shortly after the end of the fiscal year. At the end of the fiscal year, incentive cash bonuses are calculated pursuant to the funds from operations ("FFO") growth criteria which was contained in the respective Summit Properties Inc. Incentive Compensation Plan approved by the Compensation Committee prior to or at the beginning of the fiscal year. Payment of a cash bonus is subject to audited confirmation of Summit Properties financial performance, which occurs immediately after the end of the fiscal year. Also at the end of the fiscal year, base salaries and grants of long-term equity based compensation under the 1994 Stock Plan are set for the following fiscal year.

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

     2. Place more emphasis on short-term and long-term incentive compensation, which is dependent upon both Summit Properties and individual performance, rather than base salary.

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

     3. Stock options and/or stock grants, which provide long term rewards to the executive in a manner directly related to the enhancement of stockholder value through an appreciated stock price.

     In administering each element of compensation, the Compensation Committee considers the integration of that element not only with the other two elements of compensation, but also with additional benefits available to the executive such as the 1996 Non-Qualified Employee Stock Purchase Plan, Summit Properties provided insurance benefits, and Summit Properties sponsored retirement savings plans.

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

      b. Promoting Summit Properties values.

      c. Development and training of subordinate Summit Properties employees.

      d. Leadership abilities and team member abilities.

      e. The satisfaction of the executive officer's respective internal or external customers.

   2. Increased or revised job responsibilities.

   3. Comparison to the Comparative Compensation Peer Group.

     Based upon the above criteria, Messrs. Paulsen, Schwarz and Hamilton were each awarded an increase in their 1998 base salary (as set forth in the above Summary Compensation Table).

     CASH BONUSES. Summit Properties' 1998 Incentive Compensation Plan rewards Summit Properties executives with annual cash bonuses based on favorable performance by both Summit Properties and the individual executive. This plan was formulated to foster a team performance among the executive officers in accomplishing goals for growth in FFO per share of Common Stock ("per share FFO") while at the same time aligning executive annual cash incentive goals with stockholder goals through the translation of per share FFO growth into an appreciated share price. For 1998, 100% of Mr. Paulsen's and Mr. LeBlanc's cash bonuses were dependent upon growth in per share FFO over the previous fiscal year. Mr. Schwarz's cash bonus was dependent in large part on per share FFO growth over the prior fiscal year and a minority portion of his cash bonus was dependent upon commendable performance of specially assigned tasks and outstanding performance of routine duties. The majority of Mr. Hamilton's cash bonus for 1998 was dependent on the attainment of certain stabilized property operating income goals compared to certain other multifamily real estate investment trusts which the Compensation Committee considers to be in the Company's peer group. The remainder of Mr. Hamilton's cash bonus was dependent upon commendable performance of specially assigned tasks and outstanding performance of routine duties. For 1998, the majority of Mr. Jones' cash bonus was dependent upon the success of new development projects and the achievement of targeted financial returns in excess of Summit Properties' cost of capital. The remainder of Mr. Jones' cash bonus was comprised of (i) an objective component based on the achievement of certain property specific operating income and leasing goals and (ii) a subjective component based on his performance in promoting team building within Summit Properties. Mr. Jones terminated his employment with Summit Properties on May 1, 1998.

     The 1998 Incentive Compensation Plan was approved by the Compensation Committee in September of 1997, thereby establishing the specific per share FFO growth criteria and requisite financial returns on development communities upon which executive officers' cash bonuses were dependent. For fiscal year 1998, the threshold per share FFO growth criteria was achieved. As a result, Mr. Paulsen and Mr. LeBlanc received a cash bonus. Mr. Schwarz also received a cash bonus, which was dependent on growth in per share FFO as well as that portion of his cash bonus based upon commendable performance of specially assigned tasks and outstanding fulfillment of routine duties. In fiscal year 1998, the required operating income growth goals (compared to certain other multifamily real estate investment trusts which the Compensation Committee considers to be in the Company's peer group) for stabilized properties was achieved during certain periods and therefore Mr. Hamilton did receive a portion of his cash bonus dependent upon such goals. Moreover, Mr. Hamilton did receive that portion of his cash bonus dependent upon commendable performance of specially assigned tasks and outstanding performance of routine duties. In fiscal year 1998, the required financial returns for certain development projects were achieved and Mr. Jones did receive a bonus relative to that performance. Furthermore, operating income growth and lease-up thresholds for certain properties developed by Mr. Jones were achieved and therefore he did receive that component of his cash bonus.

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

   2. Overall ability to contribute to an increase in FFO per share.

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

     In 1998, Summit Properties granted Steven R. LeBlanc stock options to purchase 175,000 shares of Common Stock as part of his initial compensation package. The 1998 cash bonus of each of Messrs. Paulsen and Schwarz exceeded 50% of their respective base salaries. Accordingly, Mr. Paulsen received restricted stock awards of comparable value. The shares of such restricted stock will vest 50% on January 13, 2000, and the remaining 50% will vest on January 13, 2001. Mr. Schwarz, however, received 100% of his 1998 cash bonus in cash (as Summit Properties' policy to issue stock in lieu of that portion of cash bonus in excess of 50% of base salary was waived for Mr. Schwarz in order to facilitate the payment of taxes incurred by Mr. Schwarz, due to the vesting of certain restricted stock grants, thereby enhancing Mr. Schwarz's ability to retain ownership of a larger portion of such stock grants).

     DEFINITION OF FUNDS FROM OPERATIONS (FFO). As noted above, certain elements of executive compensation are based on achieving specific goals in per share FFO growth. The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Summit Properties believes Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of Summit Properties to incur and service debt and make capital expenditures. Summit Properties computes Funds from Operations in accordance with the standards established by the White Paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Funds from Operations does not represent amounts available for management's discretionary use because of needed capital expenditures or expansion, debt service obligations, property acquisitions, development, dividends and distributions or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of Summit Properties' financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of Summit Properties' liquidity, nor is it indicative of funds available to fund Summit Properties' cash needs, including its ability to make dividends/distributions.

     COMPENSATION OF THE CHIEF EXECUTIVE OFFICER. Mr. Paulsen's total compensation for fiscal year 1998 consisted of base salary and a cash bonus. Based on per share FFO growth performance for fiscal year 1998, Mr. Paulsen received a cash bonus. The Compensation Committee believes that compared to the market, Mr. Paulsen's base salary and potential maximum cash bonus based on per share FFO growth of Summit Properties, are each respectively and when combined, conservative in comparison to the Comparative Compensation Peer Group.

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

     The compensation Committee believes that equity REITs that comprise the Comparative Compensation Peer Group are the most direct comparisons for Summit Properties and its Executive Compensation Program.

     DEDUCTION LIMIT OF $1 MILLION PURSUANT TO SECTION 162(M). The Securities and Exchange Commission (the "SEC") requires that this report comment upon Summit Properties' policy with respect to Section 162(m) of the Internal Revenue Code which limits the deductibility on Summit Properties' tax return of compensation over $1 million to any of the Named Executive Officers of Summit Properties unless, in general, the compensation is paid pursuant to a plan which is performance related, non-discretionary and has been approved by Summit Properties' stockholders. The Committee's policy with respect to Section 162(m) is to make every reasonable effort to insure that compensation is deductible to the extent permitted, while simultaneously providing Summit Properties executives with appropriate awards for their performance. Summit Properties did not pay any compensation during 1998 that would be subject to Section 162(m).


SUBMITTED BY THE COMPENSATION COMMITTEE:

     Henry H. Fishkind
     James H. Hance, Jr.
     Nelson Schwab III
     John Crosland, Jr.

     THE FOREGOING REPORT SHOULD NOT BE DEEMED INCORPORATED BY REFERENCE BY ANY GENERAL STATEMENT INCORPORATING BY REFERENCE THIS STATEMENT INTO ANY FILING UNDER THE SECURITIES ACT OF 1933 OR UNDER THE SECURITIES EXCHANGE ACT OF 1934, EXCEPT TO THE EXTENT THAT OPERATING PARTNERSHIP SPECIFICALLY INCORPORATES THIS INFORMATION BY REFERENCE AND SHALL NOT OTHERWISE BE DEEMED FILED UNDER SUCH ACTS.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee consists of Messrs. Fishkind, Hance, Schwab and Crosland. None of these individuals has served as an officer of Summit Properties. Messrs. Hance, Schwab and Crosland serve as officers and directors of lending institutions that have provided financing and related services to Operating Partnership. James H. Hance, Jr. is a Vice Chairman and the Chief Financial Officer of Bank of America and Nelson Schwab III and John Crosland, Jr. are members of the Board of Directors of First Union National Bank ("First Union"). Bank of America and First Union have provided the Operating Partnership with credit enhancements on certain of the Operating Partnership's communities financed with tax-exempt bonds and are both members of a group of banks that provide the Operating Partnership's $200 million unsecured credit facility. As stated above, after the Annual Meeting, Mr. Crosland will cease to be a member of the Compensation Committee.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of Units for (i) each of the Directors and the Named Executive officers, (ii) the Directors and Named Executive Officers of Summit Properties as a group and (iii) each limited partner of the Operating Partnership that the Operating Partnership believes holds more than a 5% beneficial interest in the Operating Partnership. Unless otherwise indicated in the footnotes, all of such beneficial interests are owned directly, and the indicated person has sole voting and investment power. The information in the following table was provided by the unitholders listed and reflects their beneficial ownership known by the Operating Partnership and Summit Properties on December 31, 1998.



                                                                NUMBER OF UNITS    PERCENT OF
NAME AND BUSINESS ADDRESS OF BENEFICIAL OWNERS*               BENEFICIALLY OWNED   ALL UNITS
------------------------------------------------------------ -------------------- -----------
Directors and Executive Officers
William B. McGuire, Jr. ....................................         620,313           1.9%
William F. Paulsen .........................................         596,045           1.8%
Raymond V. Jones ...........................................         274,526             **
Michael L. Schwarz .........................................              --             **
William B. Hamilton ........................................              --             **
Henry H. Fishkind ..........................................              --             **
James H. Hance, Jr. ........................................              --             **
Nelson Schwab III ..........................................              --             **
John Crosland, Jr. .........................................       1,152,723***        3.6%
All directors and executive officers as a group (9 persons)        2,643,607           8.2%
5% Holders
Summit Properties Inc. .....................................      27,805,836          86.2%

---------
     * The business address of each person is: c/o Summit Properties Inc., 212 South Tryon, Suite 500 Charlotte, NC 28281

** Less than one percent

*** The indicated ownership includes (a) 307,311 Units owned by JMJ Associates
    Limited Partnership, a limited partnership in which Mr. Crosland owns an equity interest and indirectly serves as the general partners, (b) 387,646 Units owned by The Crosland Group, Inc., a corporation in which Mr. Crosland owns an equity interest (the "Crosland Group"), (c) 51,101 Units owned by Crosland-Erwin & Associates, No, VI, a general partnership in which the Crosland Group owns an equity interest, (d) 108,554 Units, 86,125 Units and 91,162 Units owned by Westbury Place Associates, Westbury Woods Associates and Westbury Park Associates, respectively, each a limited partnerships with respect to which Mr. Crosland serves as co-general partner, (e) 2,381 Units owned by Crosland Investors, Inc., a corporation in which Mr. Crosland owns an equity interest and (f) 11,566 Units owned by the John Crosland, Sr. Trust, a trust with respect to which Mr. Crosland serves as co-trustee, as to all of which Mr. Crosland disclaims beneficial interest. Mr. Crosland owns 106,877 Units directly.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Operating Partnership is managed by Summit Properties, in its capacity as the general partner of the Operating Partnership.

     As discussed above, Messrs. Hance and Schwab serve as officers and directors of lending institutions that have provided financing and related services to the Operating Partnership. James H. Hance, Jr. is a Vice Chairman and the Chief Financial Officer of Bank of America, and Nelson Schwab III is a member of the Board of Directors of First Union. Both Bank of America and First Union provided the Operating Partnership with credit enhancements on certain of its communities financed with tax-exempt bonds and are both members of a group of banks that provide the Operating Partnership's $200 million unsecured credit facility.


LOANS TO OFFICERS AND EMPLOYEES

     The Board of Directors of Summit Properties, including the Compensation Committee thereof, believes that ownership of Summit Properties' Common Stock by executive officers and certain other qualified employees of Summit Properties and its subsidiaries aligns the interests of such officers and employees with the interests of the stockholders of Summit Properties. To further such goal of aligning the interests of such officers and employees with the interests of the stockholders of Summit Properties, the Board of Directors on September 8, 1997 approved and Summit Properties instituted a loan program which has subsequently been amended and restated by the Board, under which Summit Properties may lend amounts to or on behalf of certain of Summit Properties' executive officers and key employees (hereinafter, a "Loan") for one or more of the following purposes: (i) to finance the purchase of Common Stock (A) by executive officers on the open market at then-current market prices and (B) by other eligible employees through Summit Properties' 1996 Non-Qualified Employee Stock Purchase Plan; (ii) to finance an employee's payment of the exercise price of one or more stock options to purchase shares of Common Stock granted to such employee under the 1994 Stock Plan; or (iii) to finance the annual tax liability of certain executive officers related to the vesting of shares of Common Stock which constitute a portion of a restricted stock award granted to such employee under the 1994 Stock Plan. The maximum aggregate amount Summit Properties may loan to an executive officer is $500,000 (unless such limit is otherwise waived by the Board of Directors or the Compensation Committee thereof), and the maximum aggregate amount Summit Properties may loan to a qualified employee is $100,000. The Board of Directors has increased such limit to $2,000,000 and $1,000,000 for Messrs. LeBlanc and Schwarz, respectively. Currently, Messrs. LeBlanc, Schwarz and Hamilton are the only executive officers to whom Loans have been extended for the purpose of financing the purchase of Common Stock or the payment of the annual tax liability related to the vesting of shares of Common Stock which constitute a portion of a restricted stock award.

     The relevant employee shall execute a Promissory Note and Security Agreement (the "Note") related to each Loan made by Summit Properties. Each Note will bear interest at the applicable federal rate, as established by the Internal Revenue Service (the "Applicable Federal Rate"), in effect on the date of the Note and such rate shall be fixed and the Note shall become due and payable in full no later than the tenth anniversary of the Note (the "Maturity Date"). Shares of Common Stock which are the subject of a Loan serve as collateral (the "Collateral Stock") for the Note until such time as the Note has been paid in full. Until the Maturity Date, the employee to whom a Loan has been extended will only be required to repay such Loan through the application to the outstanding Loan balance of all dividends and distributions related to the Collateral Stock, first to interest, and the remainder, if any, to outstanding principal. Such employee may prepay the whole or any part of the principal amount of the Loan from time to time without premium or penalty. Summit Properties' recourse against an employee under a Note for satisfaction of the Loan and all other amounts due is limited to Summit Properties' rights to the Collateral Stock and 25% or, in the case of Mr. LeBlanc, 10% of the Principal of the Note for which the employee is personally liable in the event of any deficiency which may arise upon a foreclosure and sale or other disposition of the Collateral Stock.

     As of February 15, 1999, Summit Properties had extended Loans totaling $4,771,527.15 to its employees, including the amounts of $1,961,044.50, $927,303.01 and $499,979.64 which were extended to Messrs. LeBlanc, Schwarz and Hamilton, respectively. Loans to Mr. LeBlanc in the amount of (i) $960,577.50 bear interest at 5.56% per year (I.E. the Applicable Federal Rate for Loans made in August, 1998) and (ii) $1,000,467 bear interest at 4.71% (I.E. the Applicable Federal Rate for Loans made in February, 1999. Loans to Mr. Schwarz in the amount of $404,043.51 bear interest at 6.13% per year (I.E., the Applicable Federal Rate for Loans made in January, 1998), (ii) $55,837.50 bear interest at 5.68% per year (I.E., the Applicable Federal Rate for Loans made in July, 1998), (iii) $17,425.00 bear interest at 5.56% per year (I.E. the Applicable Federal Rate for Loans made in August, 1998 and (iv) $449,997 bear interest at 4.71% (I.E. the Applicable Federal Rate for Loans made in February,
1999). Loans to Mr. Hamilton in the amount of $499,979.64 bear interest at 6.13% per year (I.E., the Applicable Federal Rate for Loans made in January,
1998).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements

     The consolidated financial statements of the Operating Partnership are listed in the Index to Financial Statements on page of this Report.

     (b) Reports on Form 8-K

     On November 13, 1998, the Operating Partnership filed a current report on Form 8-K in connection with the acquisition of properties from Ewing Industries and a form 8-K/A-1 was filed on December 1, 1998 to amend the Form 8-K to include financial statements, pro forma financial information and certain exhibits.

     On December 16, 1998, the Operating Partnership filed a Current Report on Form 8-K in connection with the disposition of certain properties. The Form 8-K included pro forma financial information and certain exhibits.

     (c) Exhibits

     As noted below, certain of the exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Operating Partnership and Summit Properties and are incorporated by reference herein.



 EXHIBIT NO.                                                  DESCRIPTION
-------------   -------------------------------------------------------------------------------------------------------
 3.1.1          Agreement of Limited Partnership of the Operating Partnership, as amended. (Incorporated by reference to Exhibit 3.1 to the Operating Partnership's Registration Statement of Form 10, dated April 21, 1997, filed pursuant to the Securities Exchange Act of 1934, as amended, File No. 000-22411).
 3.1.2          Amendment No. 10 to the Limited Partnership Agreement of the Operating Partnership. (Incorporated
                by reference to Exhibit 10.1 to Summit Properties' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997, File No. 001-12792).
 3.1.3          Amendment No. 11 to the Limited Partnership Agreement of the Operating Partnership (Incorporated
                by reference to Exhibit 3.1 of the Operating Partnership's Quarterly Report on Form 10-Q for the
                quarterly period ended March 31, 1998, File No. 000-22411)
 3.1.4          Amendment No. 12 to the Limited Partnership Agreement of the Operating Partnership (Incorporated
                by reference to Exhibit 3.1 of the Operating Partnership's Quarterly Report on Form 10-Q for the
                quarterly period ended June 30, 1998, File No. 000-22411).
 3.1.5          Amendment No. 13 to the Limited Partnership Agreement of the Operating Partnership (Incorporated
                by reference to Exhibit 3.1 of the Operating Partnership's Quarterly Report on Form 10-Q for the
                quarterly period ended September 30, 1998, File No. 000-22411)
 4.1.1          Indenture dated as of August 7, 1997 between the Operating Partnership and First Union National
                Bank, relating to the Operating Partnership's Senior Debt Securities. (Incorporated by reference to
                Exhibit 4.1 to the Operating Partnership's Current Report on Form 8-K filed on August 11, 1997, File
                No. 000-22411).
 4.1.2          Supplemental Indenture No. 1, dated as of August 12, 1997 between the Operating Partnership and
                First Union National Bank. (Incorporated by reference to Exhibit 4.1 to the Operating Partnership's
                Amended Current Report on Form 8-K/A-1 filed on August 18, 1997, File No. 000-22411).
 4.1.3          Supplemental Indenture No. 2, dated as of December 17, 1997 between the Operating Partnership and
                First Union National Bank. (Incorporated by reference to Exhibit 4.1 to the Operating Partnership's
                Amended Current Report on Form 8-K/A-1 filed on December 17, 1997, File No. 000-22411).
 4.1.4          Supplemental Indenture No. 3, dated as of May 29, 1998 between the Operating Partnership and First
                Union National Bank. (Incorporated by reference to Exhibit 4.2 to the Operating Partnership's Current
                Report on Form 8-K filed on June 2, 1998, File No. 000-22411).
 4.2.1          The Operating Partnership's 6.80% Note due 2002, dated August 12, 1997. (Incorporated by reference to Exhibit 4.2 to the Operating Partnership's Amended Current Report on Form 8-K/A-1 filed on
                August 18, 1997, File No. 000-22411).
 4.2.2          The Operating Partnership's 6.95% Note due 2004, dated August 12, 1997. (Incorporated by reference to Exhibit 4.3 to the Operating Partnership's Amended Current Report on Form 8-K/A-1 filed on
                August 18, 1997, File No. 000-22411).
 4.2.3          The Operating Partnership's 7.20% Note due 2007, dated August 12, 1997. (Incorporated by reference to Exhibit 4.4 to the Operating Partnership's Amended Current Report on Form 8-K/A-1 filed on
                August 18, 1997, File No. 000-22411).
 4.2.4          The Operating Partnership's 6 5/8% Note due 2003, dated December 17, 1997. (Incorporated by reference to Exhibit 4.2 to the Operating Partnership's Amended Current Report on Form 8-K/A-1 filed on December 17, 1997, File No. 000-22411).

 EXHIBIT NO.                                                   DESCRIPTION
-------------   --------------------------------------------------------------------------------------------------------
 4.2.5          6.75% Medium-Term Note due 2001 in principal amount of $30,000,000 issued by the Operating
                Partnership on July 28, 1998. (Incorporated by reference to Exhibit 10.2 to the Operating Partnership's
                Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, File No. 000-22411).
 4.2.6          6.71% Medium-Term Note due 2000 in principal amount of $25,000,000 issued by the Operating
                Partnership on October 5, 1998. (Incorporated by reference to Exhibit 10.1 to the Operating
                Partnership's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, File
                No. 000-22411).
10.1.1          Articles of Incorporation of Summit Properties. (Incorporated by reference to Exhibit 3.1 to Summit
                Properties' Registration Statement on Form S-11, Registration No. 33-90706).
10.1.2          Bylaws of the Summit Properties. (Incorporated by reference to Exhibit 3.2 to Summit Properties'
                Registration Statement on Form S-11, Registration No. 33-90706).
10.2.1          Articles of Incorporation of Summit Management Company. (Incorporated by reference to Exhibit 10.3 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File
                No. 001-12792).
10.2.2          Bylaws of Summit Management Company. (Incorporated by reference to Exhibit 10.4 to Summit
                Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No.
                 001-12792).
  10.3          Summit Properties Inc. 1994 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit
                10.6 to Summit Properties' Registration Statement on Form S-11, Registration No. 33-90706).
  10.4          Summit Properties Inc. 1996 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.5 to Summit Properties' Registration Statement on Form S-8, Registration No.
                 333-00078).
  10.5          Indemnification Agreement, dated January 29, 1994, among Summit Properties, the Operating
                Partnership and the individuals named therein. (Incorporated by reference to Exhibit 10.16 to Summit
                Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No.
                 001-12792).
10.6.1          Employment Agreement between Summit Properties and William F. Paulsen. (Incorporated by reference to Exhibit 10.7.1 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended
                December 31, 1997, File No. 001-12792).
10.6.2          Employment Agreement between Summit Properties and William B. McGuire, Jr. (Incorporated by
                reference to Exhibit 10.7.2 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.6.3          Employment Agreement between Summit Properties and Raymond V. Jones. (Incorporated by reference to Exhibit 10.7.3 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended
                December 31, 1997, File No. 001-12792).
10.6.4          Employment Agreement between Summit Properties and David F. Tufaro. (Incorporated by reference to
                Exhibit 10.7.4 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended
                December 31, 1997, File No. 001-12792).
10.6.5          Employment Agreement between Summit Properties and John C. Moore. (Incorporated by reference to
                Exhibit 10.7.5 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended
                December 31, 1997, File No. 001-12792).
10.6.6          Employment Agreement between Summit Properties and Michael G. Malone. (Incorporated by
                reference to Exhibit 10.7.6 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.6.7          Employment Agreement between Summit Properties and Keith L. Downey. (Incorporated by reference to Exhibit 10.12.3 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended
                December 31, 1993, File No. 001-12792).
10.6.8          Employment Agreement between Summit Properties and Christopher A. Hughes. (Incorporated by
                reference to Exhibit 10.12.3 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 001-12792).
10.6.9          Employment Agreement between Summit Properties and William B. Hamilton. (Incorporated by
                reference to Exhibit 10.7.9 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.6.10         Employment Agreement between Summit Properties and Michael L. Schwarz. (Incorporated by
                reference to Exhibit 10.7.10 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.6.11         Employment Agreement between Summit Properties and Steven R. LeBlanc. (Incorporated by reference to Exhibit 10.7.11 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended
                December 31, 1998, File No. 001-12792).

 EXHIBIT NO.                                                 DESCRIPTION
-------------   -----------------------------------------------------------------------------------------------------
 10.7.1         Noncompetition Agreement between Summit Properties and William F. Paulsen. (Incorporated by
                reference to Exhibit 10.8.1 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
 10.7.2         Noncompetition Agreement between Summit Properties and William B. McGuire, Jr. (Incorporated by
                reference to Exhibit 10.8.2 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
 10.7.3         Noncompetition Agreement between Summit Properties and Raymond V. Jones. (Incorporated by
                reference to Exhibit 10.8.3 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
 10.7.4         Noncompetition Agreement between Summit Properties and Keith H. Kuhlman. (Incorporated by
                reference to Exhibit 10.8.4 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
 10.7.5         Noncompetition Agreement between Summit Properties and David F. Tufaro. (Incorporated by reference to Exhibit 10.8.5 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended
                December 31, 1997, File No. 001-12792).
 10.7.6         Noncompetition Agreement between Summit Properties and John T. Gray. (Incorporated by reference to
                Exhibit 10.8.6 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended
                December 31, 1997, File No. 001-12792).
 10.7.7         Noncompetition Agreement between Summit Properties and John C. Moore. (Incorporated by reference to Exhibit 10.8.7 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended
                December 31, 1997, File No. 001-12792).
 10.7.8         Noncompetition Agreement between Summit Properties and Michael G. Malone. (Incorporated by
                reference to Exhibit 10.8.8 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
 10.7.9         Noncompetition Agreement between Summit Properties and William B. Hamilton. (Incorporated by
                reference to Exhibit 10.8.9 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
 10.7.10        Noncompetition Agreement between Summit Properties and Michael L. Schwarz. (Incorporated by
                reference to Exhibit 10.8.10 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
 10.7.11        Noncompetition Agreement between Summit Properties and Steven R. LeBlanc. (Incorporated by
                reference to Exhibit 10.8.11 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-12792).
 10.8.1         Executive Severance Agreement between Summit Properties and William F. Paulsen. (Incorporated by
                reference to Exhibit 10.9.1 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
 10.8.2         Executive Severance Agreement between Summit Properties and William B. McGuire, Jr. (Incorporated
                by reference to Exhibit 10.9.2 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
 10.8.3         Executive Severance Agreement between Summit Properties and Michael L. Schwarz. (Incorporated by
                reference to Exhibit 10.9.3 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
 10.8.4         Executive Severance Agreement between Summit Properties and Raymond V. Jones. (Incorporated by
                reference to Exhibit 10.9.4 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
 10.8.5         Executive Severance Agreement between Summit Properties and William B. Hamilton. (Incorporated by
                reference to Exhibit 10.9.5 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
 10.8.6         Executive Severance Agreement between Summit Properties and Steven R. LeBlanc (Incorporated by
                reference to Exhibit 10.9.6 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-12792).
   10.9         $2,500,000 Promissory Note, dated February 15, 1994 and maturing on February 15, 2004, between
                Summit Management Company and Old Summit Management Company. (Incorporated by reference to
                Exhibit 10.17 to Summit Properties' Annual Report on Form 10-K for the fiscal year ended
                December 31, 1993, File No. 001-12792).
   10.10        $31,000,000 Loan Agreement, dated July 31, 1996, between the Operating Partnership and Wachovia
                Bank of North Carolina, N.A. (Incorporated by reference to Exhibit 10.34 to Summit Properties'
                Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996, File No. 001-12792).

 EXHIBIT NO.                                                  DESCRIPTION
-------------   -------------------------------------------------------------------------------------------------------
10.11.1         Promissory Note and Security Agreement, dated January 28, 1998 between Summit Properties and
                Michael L. Schwarz. (Incorporated by reference to Exhibit 10.14.1 to Summit Properties' Annual
                Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.11.2         Promissory Note and Security Agreement, dated January 28, 1998 between Summit Properties and
                William B. Hamilton. (Incorporated by reference to Exhibit 10.14.2 to Summit Properties' Annual
                Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.11.3         Form of Promissory Note and Security Agreement between Summit Properties and the employees listed on the schedule thereto. (Incorporated by reference to Exhibit 10.14.3 to Summit Properties' Annual
                Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.11.4         Promissory Note and Security Agreement, dated August 5, 1998 between Summit Properties and Steven
                R. LeBlanc. (Incorporated by reference to Exhibit 10.12.4 to Summit Properties' Annual Report on
                Form 10-K for the fiscal year ended December 31, 1998, File No. 001-12792).
10.11.5         Promissory Note, dated as of January 28, 1998, evidencing a loan of $42,258 to Michael L. Schwarz for the purpose of paying tax liability associated with Restricted Stock Award. (Incorporated by reference to Exhibit 10.2 to Summit Properties' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, File No. 001-12792).
10.11.6         Promissory Note, dated as of January 30, 1998, evidencing a loan of $361,785 to Michael L. Schwarz for the purpose of purchasing shares of Common Stock of Summit Properties Inc. (Incorporated by
                reference to Exhibit 10.3 to Summit Properties' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, File No. 001-12792).
10.11.7         Promissory Note, dated as of January 28, 1998, evidencing a loan of $57,418 to William B. Hamilton for the purpose of paying tax liability associated with Restricted Stock Award. (Incorporated by reference to Exhibit 10.4 to Summit Properties' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, File No. 001-12792).
10.11.8         Promissory Note, dated as of January 30, 1998, evidencing a loan of $441,562 to William B. Hamilton for the purpose of purchasing shares of Common Stock of Summit Properties Inc. (Incorporated by
                reference to Exhibit 10.5 to Summit Properties' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, File No. 001-12792).
10.11.9         Promissory Note, dated as of August 5, 1998, evidencing a loan of $961,000 to Steven R. LeBlanc for the purpose of purchasing shares of Common Stock of Summit Properties. (Incorporated by reference to Exhibit 10.2 of Summit Properties' Quarterly Report on Form 10-Q for the quarterly period ended
                September 30, 1998, File No. 001-12792).
10.11.10        Promissory Note, dated February 2, 1999, evidencing a loan of $1,000,487.05 to Steven R. LeBlanc for the purpose of purchasing shares of common stock of Summit Properties (incorporated by reference to Exhibit 10.12.10 of Summit Properties' Annual Report on Form 10-K for the fiscal year ended
                December 31, 1998, File No. 001-12792).
10.11.11        Promissory Note, dated February 2, 1999, evidencing a loan of $450,004.09 to Michael L. Schwarz for the purpose of purchasing shares of common stock of Summit Properties (incorporated by reference to Exhibit 10.12.11 or Summit Properties' Annual Report on Form 10-K for the fiscal year ended
                December 31, 1998, File No. 001-12792).
10.12.1         Registration Rights Agreement, dated October 12, 1994 between Summit Properties and PK Partners,
                L.P. (Incorporated by reference to Exhibit 10.15.1 to Summit Properties' Annual Report on Form 10-K
                for the fiscal year ended December 31, 1997, File No. 001-12792).
10.12.2         Registration Rights Agreement, dated February 8, 1994, between Summit Properties and the Continuing
                Investors named therein. (Incorporated by reference to Exhibit 10.2 to Summit Properties' Annual
                Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 001-12792).
10.12.3         Registration Rights Agreement, dated December 11, 1995, between Summit Properties and Bissell
                Ballantyne, LLC. (Incorporated by reference to Exhibit 10.2 to Summit Properties' Registration
                Statement on Form S-3, Registration No. 333-24669).
10.12.4         Registration Rights Agreement, dated January 10, 1996, among Summit Properties, Joseph H. Call and
                Gary S. Cangelosi. (Incorporated by reference to Exhibit 10.2 to Summit Properties' Registration
                Statement on Form S-3, Registration No. 333-24669).
10.12.5         Registration Rights Agreement, dated February 20, 1997, among Summit Properties, The Northwestern
                Mutual Life Insurance Company, J. Ronald Terwilliger, J. Ronald Terwilliger Grantor Trust, Crow
                Residential Realty Investors, L.P., Douglas A. Hoeksema, Randy J. Pace, Clifford A. Breining, TCF
                Residential Partnership, Ltd. and Trammell S. Crow. (Incorporated by reference to Exhibit 10.2 to
                Summit Properties' Registration Statement on Form, Registration No. 333-24669).
10.12.6         Registration Rights Agreement, dated May 16, 1995, between Summit Properties and the individuals named therein executed in connection with the Crosland Acquisition (Incorporated by reference to
                Exhibit 10.15.6 of Summit Properties' Annual Report on Form 10-K for the fiscal year ended
                December 31, 1997, File No. 001-12792).

 EXHIBIT NO.                                                  DESCRIPTION
-------------   -------------------------------------------------------------------------------------------------------
   10.13        Agreement to Contribute, dated February 13, 1995, between Summit Properties, the Operating
                Partnership and Crosland Partnerships. (Incorporated by reference to Exhibit 2.1 to Summit Properties'
                Current Report on Form 8-K dated May 16, 1995, File No. 001-12792).
10.14.1         Credit Agreement, dated as of March 27, 1998, by and among the Operating Partnership, Summit
                Properties, the Banks listed on the signature pages thereof and the other Lenders from time to time party thereto, and First Union National Bank, as Administrative Agent for the Lenders thereunder.
                (Incorporated by reference to Exhibit 10.1 to Summit Properties' Quarterly Report on Form 10-Q for
                the quarterly period ended March 31, 1998, File No. 001-12792).
10.14.2         Letter Agreement, dated November 25, 1998, by and among the Operating Partnership, Summit
                Properties, Wachovia Bank, N.A. ("Wachovia") and First Union National Bank, as Administrative
                Agent and Lender under the 1998 Credit Agreement ("First Union"), evidencing an increase in First
                Union's and Wachovia's Commitments (as defined in the 1998 Credit Agreement) under the 1998
                Credit Agreement of $15,000,000 and $10,000,000, respectively (Incorporated by reference to Exhibit
                10.15.2 to Summit Properties' Annual Report on form 10-K for the fiscal year ended December 31,
                1998, File No. 001-12792).
10.14.3         Replacement Competitive Note, dated November 25, 1998 by and among the Operating Partnership,
                Summit Properties and First Union reflecting the increased Commitments (Incorporated by reference to
                Exhibit 10.15.3 to Summit Properties' Annual Report on form 10-K for the fiscal year ended December
                31, 1998, File No. 001-12792).
10.14.4         Replacement Competitive Note, dated November 25, 1998 by and among the Operating Partnership,
                Summit Properties and Wachovia reflecting the increased Commitments (Incorporated by reference to
                Exhibit 10.15.4 to Summit Properties' Annual Report on form 10-K for the fiscal year ended
                December 31, 1998, File No. 001-12792).
10.14.5         Replacement Competitive Note, dated November 25, 1998 by and among the Operating Partnership,
                Summit Properties and NationsBank, N.A. reflecting the increased Commitments (Incorporated by reference to Exhibit 10.15.5 to Summit Properties' Annual Report on form 10-K for the fiscal year ended December 31, 1998, File No. 001-12792).
10.14.6         Replacement Competitive Note, dated November 25, 1998 by and among the Operating Partnership,
                Summit Properties and Commerzbank, A.G. reflecting the increased Commitments (Incorporated by reference to Exhibit 10.15.6 to Summit Properties' Annual Report on form 10-K for the fiscal year ended December 31, 1998, File No. 001-12792).
10.14.7         Replacement Competitive Note, dated November 25, 1998 by and among the Operating Partnership,
                Summit Properties and PNC Bank, National Association reflecting the increased Commitments
                (Incorporated by reference to Exhibit 10.17.7 to Summit Properties' Annual Report on form 10-K for the fiscal year ended December 31, 1998, File No. 001-12792).
10.14.8         Replacement Competitive Note, dated November 25, 1998 by and among the Operating Partnership,
                Summit Properties and AmSouth Bank reflecting the increased Commitments (Incorporated by reference to Exhibit 10.15.8 to Summit Properties' Annual Report on form 10-K for the fiscal year ended December 31, 1998, File No. 001-12792).
10.14.9         Replacement Revolving Note, dated November 25, 1998 by and among the Operating Partnership,
                Summit Properties and First Union reflecting the increased Commitments (Incorporated by reference to
                Exhibit 10.15.9 to Summit Properties' Annual Report on form 10-K for the fiscal year ended
                December 31, 1998, File No. 001-12792).
10.14.10        Replacement Revolving Note, dated November 25, 1998 by and among the Operating Partnership,
                Summit Properties and Wachovia reflecting the increased Commitments (Incorporated by reference to
                Exhibit 10.15.10 to Summit Properties' Annual Report on form 10-K for the fiscal year ended
                December 31, 1998, File No. 001-12792).
   10.15        $8,730,000 Promissory Note, dated August 30, 1995, issued by the Operating Partnership to the Public
                Employee's Retirement Association of Colorado. (Incorporated by reference to Exhibit 10.1 to the
                Operating Partnership's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998,
                File No. 000-22411).
   12.1         Statement Regarding Calculation of Ratios of Earnings to Fixed Charges for the Years Ended
                December 31, 1998, 1997, 1996, 1995, 1994 and 1993 (filed herewith).
   21.1         Subsidiaries of Summit Properties Partnership, L.P. (filed herewith).
   23.1         Consent of Deloitte & Touche LLP. (Included in the Independent Auditor's Report dated January 21,
                1999 on page 51 of the Operating Partnership's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1998, File No. 001-12792).
     27         Financial Data Schedule (filed herewith).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Summit Properties Partnership, L.P. certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Charlotte, North Carolina on March 18, 1999.



                                        SUMMIT PROPERTIES PARTNERSHIP, L.P.

                                        BY: Summit Properties Inc., as General
                                        Partner

                                        /s/    WILLIAM F. PAULSEN
                                      ----------------------------------------
                                        WILLIAM F. PAULSEN,

                                        CHIEF EXECUTIVE OFFICER



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated. Each person below has signed this report as an officer or director of Summit Properties Inc., in its capacity as general partner of Summit Properties Partnership, L.P.




             SIGNATURES                                  TITLE                          DATE
-----------------------------------  -------------------------------------------- ---------------
   /s/    WILLIAM B. MCGUIRE, JR.    Chairman of the Board of Directors           March 18, 1999
----------------------------------
WILLIAM B. MCGUIRE, JR.
     /s/    WILLIAM F. PAULSEN       Chief Executive Officer and Director         March 18, 1999
----------------------------------
WILLIAM F. PAULSEN                   (Principal Executive Officer)
      /s/    STEVEN R. LEBLANC       President, Chief Operating Officer and       March 18, 1999
----------------------------------
STEVEN R. LEBLANC                    Director (Principal Operating Officer)
     /s/    MICHAEL L. SCHWARZ       Chief Financial Officer and Executive Vice   March 18, 1999
----------------------------------
MICHAEL L. SCHWARZ                   President (Principal Financial Officer and
                                     Principal Accounting Officer)
     /s/    JOHN CROSLAND, JR.       Director                                     March 18, 1999
----------------------------------
JOHN CROSLAND, JR.
     /s/    HENRY H. FISHKIND        Director                                     March 18, 1999
----------------------------------
HENRY H. FISHKIND
     /s/    JAMES H. HANCE, JR.      Director                                     March 18, 1999
----------------------------------
JAMES H. HANCE, JR.
     /s/    NELSON SCHWAB, III       Director                                     March 18, 1999
----------------------------------
NELSON SCHWAB, III

                         INDEX TO FINANCIAL STATEMENTS
     The following financial statements of the Operating Partnership required to be included in Item 14(a)(1) are listed below:


SUMMIT PROPERTIES PARTNERSHIP, L.P.



                                                                                            PAGE
                                                                                           -----
Independent Auditors' Report .............................................................  51
Consolidated Balance Sheets as of December 31, 1998 and 1997 .............................  52
Consolidated Statements of Earnings for the Years Ended December 31, 1998, 1997 and 1996 .  53
Consolidated Statements of Partners' Equity for the Years Ended December 31, 1998, 1997     54
  and 1996
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and       55
  1996
Notes to Consolidated Financial Statements ...............................................  56

                         INDEPENDENT AUDITORS' REPORT

Partners
Summit Properties Partnership, L.P.
Charlotte, North Carolina

     We have audited the accompanying consolidated balance sheets of Summit Properties Partnership, L.P.(the "Operating Partnership") as of December 31, 1998 and 1997, and the related consolidated statements of earnings, partners' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     We consent to the incorporation by reference of the above report in Registration Statement No. 333-25575-01 on Form S-3 of Summit Properties Partnership, L.P.





DELOITTE & TOUCHE LLP


Charlotte, North Carolina
January 21, 1999

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.


                          CONSOLIDATED BALANCE SHEETS


                            (DOLLARS IN THOUSANDS)



                                                                                                  DECEMBER 31,
                                                                                           ---------------------------
                                                                                                1998          1997
                                                                                           ------------- -------------
ASSETS
Real estate assets:
 Land and land improvements ..............................................................  $  169,374    $  133,316
 Buildings and improvements ..............................................................     836,054       643,812
 Furniture, fixtures and equipment .......................................................      63,963        53,573
                                                                                            ----------    ----------
                                                                                             1,069,391       830,701
 Less: accumulated depreciation ..........................................................    (115,128)     (105,979)
                                                                                            ----------    ----------
   Operating real estate assets ..........................................................     954,263       724,722
 Construction in progress ................................................................     137,145        82,332
                                                                                            ----------    ----------
   Net real estate assets ................................................................   1,091,408       807,054
Cash and cash equivalents ................................................................       2,837         3,563
Restricted cash ..........................................................................      91,981         3,180
Investment in Summit Management Company ..................................................       1,330         1,212
Deferred financing costs, net of accumulated amortization of $4,472 and $3,495 in 1998 and
 1997 ....................................................................................       7,538         7,378
Other assets .............................................................................       3,973         3,308
                                                                                            ----------    ----------
Total assets .............................................................................  $1,199,067    $  825,695
                                                                                            ==========    ==========
LIABILITIES AND PARTNERS' EQUITY
Liabilities:
 Notes payable ...........................................................................  $  726,103    $  474,673
 Accrued interest payable ................................................................       6,806         4,916
 Accounts payable and accrued expenses ...................................................      32,745        19,945
 Distributions payable ...................................................................      12,713        11,030
 Security deposits and prepaid rents .....................................................       4,188         3,561
                                                                                            ----------    ----------
   Total liabilities .....................................................................     782,555       514,125
                                                                                            ----------    ----------
Commitments ..............................................................................
Partners' equity:
 Operating units-issued and outstanding 32,242,074 and 27,438,400 ........................
 General partner -- outstanding 322,421 and 274,384 ......................................       4,895         3,847
 Limited partners -- outstanding 31,919,653 and 27,164,016 ...............................     411,617       307,723
                                                                                            ----------    ----------
   Total partners' equity ................................................................     416,512       311,570
                                                                                            ----------    ----------
Total liabilities and partners' equity ...................................................  $1,199,067    $  825,695
                                                                                            ==========    ==========

                See notes to consolidated financial statements.

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.


                      CONSOLIDATED STATEMENTS OF EARNINGS


                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)



                                                                                         YEAR ENDED DECEMBER 31,
                                                                               --------------------------------------------
                                                                                    1998           1997           1996
                                                                               -------------- -------------- --------------
Revenues:
 Rental ......................................................................  $   137,660    $   109,827    $    88,864
 Other property income .......................................................        7,996          6,179          4,683
 Interest ....................................................................        1,064            392            558
 Other income ................................................................          849            279            384
                                                                                -----------    -----------    -----------
    Total revenues ...........................................................      147,569        116,677         94,489
                                                                                -----------    -----------    -----------
Expenses:
 Property operating and maintenance:
   Personnel .................................................................       11,350          9,278          8,368
   Advertising and promotion .................................................        2,419          2,095          1,417
   Utilities .................................................................        6,240          5,033          4,115
   Building repairs and maintenance ..........................................        9,893          8,790          7,547
   Real estate taxes and insurance ...........................................       14,063         10,721          8,823
   Depreciation ..............................................................       28,997         22,652         18,208
   Property supervision ......................................................        3,531          2,783          2,240
   Other operating expenses ..................................................        4,054          3,332          2,716
                                                                                -----------    -----------    -----------
                                                                                     80,547         64,684         53,434
 Interest ....................................................................       33,506         21,959         17,138
 General and administrative ..................................................        3,861          2,740          2,557
 Loss (income) on equity investments:
   Summit Management Company .................................................          327           (274)           173
   Real estate joint venture .................................................            1             --             --
                                                                                -----------    -----------    -----------
    Total expenses ...........................................................      118,242         89,109         73,302
                                                                                -----------    -----------    -----------
Income before gain on sale of real estate assets and extraordinary items .....       29,327         27,568         21,187
Gain on sale of real estate assets ...........................................       37,148          4,366             --
                                                                                -----------    -----------    -----------
Income before extraordinary items ............................................       66,475         31,934         21,187
Extraordinary items ..........................................................         (594)            --           (626)
                                                                                -----------    -----------    -----------
Net income ...................................................................       65,881         31,934         20,561
Net income allocated to general partner ......................................         (659)          (319)          (206)
                                                                                -----------    -----------    -----------
Net income allocated to limited partners .....................................  $    65,222    $    31,615    $    20,355
                                                                                ===========    ===========    ===========
Per unit data:
 Income before extraordinary items -- basic and diluted ......................  $      2.28    $      1.17    $      0.92
                                                                                ===========    ===========    ===========
 Extraordinary items -- basic and diluted ....................................  $     (0.02)            --    $     (0.02)
                                                                                ===========    ===========    ===========
 Net income -- basic and diluted .............................................  $      2.26    $      1.17    $      0.90
                                                                                ===========    ===========    ===========
 Distributions declared ......................................................  $      1.63    $      1.59    $      1.55
                                                                                ===========    ===========    ===========
 Weighted average units -- basic .............................................   29,140,931     27,257,637     22,914,069
                                                                                ===========    ===========    ===========
 Weighted average units -- diluted ...........................................   29,150,315     27,294,058     22,940,998
                                                                                ===========    ===========    ===========

                See notes to consolidated financial statements.

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.


                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY


                            (DOLLARS IN THOUSANDS)



                                                             GENERAL      LIMITED
                                                             PARTNER     PARTNERS      TOTAL
                                                          ------------ ------------ -----------
Balance, December 31, 1995 ..............................    $2,718     $ 214,778    $ 217,496
 Distributions ..........................................     (365)       (36,096)     (36,461)
 Contributions from Summit Properties related to:
   Proceeds from public offering ........................      976         96,658       97,634
   Proceeds from dividend and stock purchase plans ......       16          1,581        1,597
   Exercise of stock options ............................        3            284          287
   Amortization of restricted stock grants ..............        2            200          202
 Issuance of units related to property acquisitions .....      210          1,890        2,100
 Net income .............................................      206         20,355       20,561
                                                             ------     ---------    ---------
Balance, December 31, 1996 ..............................    3,766        299,650      303,416
 Distributions ..........................................     (437)       (43,223)     (43,660)
 Contributions from Summit Properties related to:
   Proceeds from public offering ........................       68          6,744        6,812
   Proceeds from dividend and stock purchase plans ......       36          3,571        3,607
   Exercise of stock options ............................        9            842          851
   Costs of shelf registrations .........................         (6)        (610)        (616)
   Issuance of stock related to acquisitions ............       49          4,884        4,933
   Amortization of restricted stock grants ..............        4            350          354
 Issuance of units related to property acquisitions .....       39          3,900        3,939
 Net income .............................................      319         31,615       31,934
                                                             -------    ---------    ---------
Balance, December 31, 1997 ..............................    3,847        307,723      311,570
 Distributions ..........................................     (484)       (47,943)     (48,427)
 Contributions from Summit Properties related to:
   Proceeds from dividend and stock purchase plans ......      429         42,483       42,912
   Exercise of stock options ............................        8            834          842
   Issuance of stock related to acquisitions ............      373         36,970       37,343
   Amortization of restricted stock grants ..............        4            436          440
 Issuance of units related to property acquisitions .....       84          8,343        8,427
 Issuance of employees notes receivable .................      (25)        (2,451)      (2,476)
 Net income .............................................      659         65,222       65,881
                                                             -------    ---------    ---------
Balance, December 31, 1998 ..............................    $4,895     $ 411,617    $ 416,512
                                                             =======    =========    =========

                See notes to consolidated financial statements.

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                            (DOLLARS IN THOUSANDS)




                                                                                         YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------------
                                                                                      1998         1997         1996
                                                                                  ------------ ------------ ------------
Cash flows from operating activities:
  Net income ....................................................................  $   65,881   $   31,934   $   20,561
  Adjustments to reconcile net income to net cash provided by operating activities:
   Extraordinary items ..........................................................         594           --          626
   (Income) loss on equity method investments ...................................         328         (274)         173
   Gain on sale of real estate assets ...........................................     (37,148)      (4,366)          --
   Depreciation and amortization ................................................      30,163       23,897       19,183
   Decrease in restricted cash ..................................................        (777)         941          235
   Increase in other assets .....................................................        (504)        (162)        (866)
   Increase in accrued interest payable .........................................       1,444        3,581          333
   Increase in accounts payable and accrued expenses ............................       3,823          517          386
   Increase (decrease) in security deposits and prepaid rents ...................           4         (121)         545
                                                                                   ----------   ----------   ----------
    Net cash provided by operating activities ...................................      63,808       55,947       41,176
                                                                                   ----------   ----------   ----------
Cash flows from investing activities:
  Construction of real estate assets and land acquisitions, net of payables .....    (122,294)     (91,665)     (87,081)
  Purchase of Communities .......................................................    (124,846)     (78,870)      (6,360)
  Proceeds from sale of Community ...............................................      44,245        9,209           --
  Capitalized interest ..........................................................      (6,142)      (5,873)      (4,266)
  Recurring capital expenditures ................................................      (4,607)      (4,586)      (3,291)
  Non-recurring capital expenditures ............................................      (5,526)      (4,122)      (2,973)
                                                                                   ----------   ----------   ----------
    Net cash used in investing activities .......................................    (219,170)    (175,907)    (103,971)
                                                                                   ----------   ----------   ----------
Cash flows from financing activities:
  Net borrowings on line of credit ..............................................     131,252         (655)      17,792
  Net borrowings on unsecured bonds .............................................      54,392      151,192       30,783
  Repayments of mortgage debt ...................................................     (27,391)      (3,852)     (49,537)
  Repayment of tax exempt bonds .................................................      (1,050)      (1,010)        (977)
  Distributions to unitholders ..................................................     (46,819)     (42,971)     (34,000)
  Contributions from Summit Properties related to:
   Proceeds from public offering ................................................          --        6,812       97,634
   Proceeds from dividend and stock purchase plans ..............................      42,912        3,607        1,597
   Exercise of stock options ....................................................         842          851          287
   Costs of shelf registrations .................................................          --         (616)          --
  Advance proceeds of direct stock purchase plan ................................       2,974        6,500           --
  Increase in employee notes ....................................................      (2,476)          --           --
                                                                                   ----------   ----------   ----------
    Net cash provided by financing activities ...................................     154,636      119,858       63,579
                                                                                   ----------   ----------   ----------
Net increase (decrease) in cash and cash equivalents ............................        (726)        (102)         784
Cash and cash equivalents, beginning of year ....................................       3,563        3,665        2,881
                                                                                   ----------   ----------   ----------
Cash and cash equivalents, end of year ..........................................  $    2,837   $    3,563   $    3,665
                                                                                   ==========   ==========   ==========
Supplemental disclosure of cash flow information -- Cash paid for interest,
  net of capitalized interest ...................................................  $   31,106   $   17,321   $   15,780
                                                                                   ==========   ==========   ==========

               See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND FORMATION OF THE OPERATING PARTNERSHIP

     Summit Properties Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership, was formed on January 14, 1994 to conduct the business of developing, leasing and managing multifamily apartment communities for Summit Properties Inc. ("Summit Properties"). On February 15, 1994, Summit Properties completed an initial public offering ("Initial Offering"). In connection with the Initial Offering, the Operating Partnership consummated a business combination involving the partnerships (the "Property Partnerships") which owned the 27 communities acquired in connection with the Initial Offering and the affiliated entities which provided development, construction, management and leasing services to each of those communities prior to the Initial Offering (collectively, the "Summit Entities"). A portion of the proceeds from the Initial Offering was used by Summit Properties to acquire an economic and voting interest in the Operating Partnership, which was formed to succeed to substantially all of the interests of the Property Partnerships in the 27 communities and the operations of the Summit Entities (the "Formation"). Summit Properties became the sole general partner and the majority owner of the Operating Partnership upon completion of the Initial Offering. Summit Properties is a self-administered and self-managed equity real estate investment trust ("REIT").

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

     Summit Properties conducts all of its business through the Operating Partnership and its subsidiaries. As of December 31, 1998, Summit Properties held 86.2% of the outstanding partnership interests of the Operating Partnership, consisting of a 1% general partner interest and an 85.2% limited partner interest. The Operating Partnership is obligated to redeem each Unit at the request of the holder for cash equal to the fair market value of one share of Summit Properties' Common Stock ("Common Stock"), except that Summit Properties may elect to acquire each Unit presented for redemption for cash or one share of Common Stock. Summit Properties has issued Common Stock in connection with all redemptions to date. With each redemption of outstanding Units for Common Stock, Summit Properties' percentage ownership interest in the Operating Partnership will increase. In addition, whenever Summit Properties issues shares of Common Stock, Summit Properties will contribute any new proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Units to Summit Properties.

     Distributions to holders of Units are made to enable distributions to be made to Summit Properties' shareholders under Summit Properties' dividend policy. Federal income tax laws require Summit Properties, as a REIT, to distribute 95% of its ordinary taxable income. The Operating Partnership makes distributions to Summit Properties to enable it to satisfy this requirement.


2. BASIS OF PRESENTATION

     In conjunction with the Initial Offering, construction, management and leasing activities for third parties were transferred to Summit Management Company (the "Management Company") and its wholly-owned subsidiary, Summit Apartment Builders (the "Construction Company"). The Operating Partnership has a 99% economic interest in the Management Company but controls only 1% of the voting stock. The remaining 99% of the voting stock is held by an executive officer of the Operating Partnership, which stock is subject to certain restrictions on transfer designed to ensure that the holder of the Management Company's voting stock will have interests aligned with those of the Operating Partnership. Because of the Operating Partnership's ability to exercise significant influence, the Management Company is accounted for on the equity method of accounting.

     As a result of the Formation, the partners and owners of the entities comprising the Summit Entities have either retained their existing ownership interests, received shares of Common Stock or received Units in the Operating Partnership. Purchase accounting was applied to the acquisition of all non-controlled interests in which cash consideration was paid. The acquisition of all other interests was accounted for as a reorganization of entities under common control and, accordingly, was reflected at historical cost in a manner similar to that in pooling of interests accounting.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     REAL ESTATE ASSETS AND DEPRECIATION -- Real estate assets are stated at depreciated cost reduced for any estimated impairment in value of which management believes there is none at December 31, 1998 and 1997.

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

     The Operating Partnership records its real estate assets at cost less accumulated depreciation and adjusts carrying value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets such as real estate assets be reviewed whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If the sum of the estimated future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset, an impairment loss must be recognized in the amount of the difference between book value and fair value as opposed to the difference between book value and net realizable value under the previous accounting standard. For long-term assets like apartment communities, the determination of whether there is an impairment loss is dependent primarily on the Operating Partnership's estimates on occupancy, rent and expense increases, which involves numerous assumptions and judgments as to future events over a period of many years. Assets to be disposed of are reported at the lower of carrying value or fair value less costs to sell. At December 31, 1998 the Operating Partnership does not hold any assets that meet the impairment criteria of SFAS No. 121. At December 31, 1998, the Operating Partnership had six apartment communities for sale with a net book value of approximately $52.5 million. The Operating Partnership does not anticipate incurring a loss on any individual apartment community sale. The six apartment communities held for sale represented approximately 6% of property operating income for the Operating Partnership for the year ended December 31, 1998.

     RENTAL REVENUE RECOGNITION -- The Operating Partnership leases its residential properties under operating leases with terms generally one year or less. Rental revenue is recognized on the accrual method of accounting as earned.

     PROPERTY MANAGEMENT -- The Management Company provides property management services for both Operating Partnership owned properties as well as properties owned by third parties. Revenue is recognized when earned, as the services are provided.

     CASH AND CASH EQUIVALENTS -- For purposes of the statement of cash flows, the Operating Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     RESTRICTED CASH -- Restricted cash is comprised primarily of resident security deposits, bond repayment escrows, replacement reserve escrows, and proceeds from apartment community sales deposited with a qualified intermediary in accordance with like-kind exchange rules and regulations.

     DEFERRED FINANCING COSTS -- Deferred financing costs include fees and costs incurred in conjunction with long-term financings and are amortized on the straight-line method over the terms of the related debt. Such amortization is included in interest expense in the accompanying consolidated statements of earnings.

     INTEREST AND REAL ESTATE TAXES -- Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. Interest capitalized was $6.1 million, $5.9 million and $4.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     ADVERTISING COSTS -- The Operating Partnership expenses advertising costs as incurred.

     INCOME TAXES -- In accordance with partnership taxation, each partner is responsible for reporting its share of taxable income or loss. Accordingly, no provision has been made in the accompanying financial statements for federal, state or local income taxes. A portion of the Operating Partnership's distributions is deemed as return of capital for shareholder income tax purposes. The percentage of distributions that was return of capital was 18%, 25% and 21% for each of the years ended December 31, 1998, 1997 and 1996, respectively.

     PER UNIT DATA -- Basic earnings per unit with respect to the Operating Partnership for the years ended December 31, 1998, 1997 and 1996 are computed based upon the weighted average number of Units outstanding during the period. The difference in "basic" and "diluted" weighted average Units is the dilutive effect of Summit Properties' stock options outstanding (9,384, 36,421 and 26,930 shares added to weighted Units outstanding in 1998, 1997 and 1996, respectively).

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

     COMPREHENSIVE INCOME -- Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" (FAS 130), presents standards for reporting and display of comprehensive income and its components. Besides net income, FAS 130 requires the reporting of other comprehensive income, defined as revenues, expenses, gains and losses that under generally accepted accounting principles are not included in net income. The Operating Partnership has no items of other comprehensive income in any period presented.

     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), presents standards for accounting for derivative instruments. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Operating Partnership currently holds no derivative instruments and accordingly does not expect FAS 133 to have an effect on the Operating Partnership's financial position and results of operations.


4. REAL ESTATE JOINT VENTURES

     The Operating Partnership obtained a 25% interest in a joint venture named Station Hill in exchange for the contribution of two apartment communities. Station Hill also owns five apartment communities previously owned by the Operating Partnership which were sold to Hollow Creek LLC on December 16, 1998 and were concurrently contributed to Station Hill for a 75% joint venture interest (See Acquisitions and Dispositions -- Note 7). The seven communities are Summit Green, Summit Hill I & II, Summit Creek, Summit Hollow I & II and Summit Station. The Operating Partnership's initial investment in Station Hill was reduced to zero when the Operating Partnership eliminated the portion of the gain on disposal related to the percentage of joint venture ownership interest retained. Station Hill is accounted for on the equity method of accounting.

     The Operating Partnership owns a 49% interest in each of two joint ventures ("Construction Projects"). Each joint venture is developing an apartment community which will be accounted for under the equity method of accounting. The projects are both under construction and had no operations as of December 31, 1998. The construction costs will be funded primarily through separate loans to each joint venture from unrelated third parties equal to 100% of the construction costs. During the construction period, in lieu of equity contribution to each of the respective joint ventures, the Operating Partnership has under certain circumstances, subsequent to demand by the third party lenders, agreed to make contributions which would reduce the respective construction loan by an amount not to exceed 25% of the total construction loan amount. Any such contribution would be deemed to be all or a portion of the equity required to be contributed by the Operating Partnership to the respective joint venture at the end of the construction and lease up period. The Operating Partnership has the right to purchase its joint venture partner's interest after the projects are complete.

     The following is a condensed balance sheet for each of the joint ventures at December 31, 1998 (in thousands):



                                                               STATION   CONSTRUCTION
                                                                 HILL      PROJECTS
                                                              --------- -------------
         Cash ...............................................  $   533     $    48
         Real estate assets other than construction in process  91,577          --
         Construction in process ............................       --      10,578
         Other assets .......................................      669           5
                                                               -------     -------
          Total assets ......................................  $92,779     $10,631
                                                               =======     =======
         Mortgages payable ..................................  $70,150     $    --
         Construction loan payable ..........................       --       8,725
         Construction liabilities payable ...................       --       1,758
         Other liabilities ..................................      193          16
         Partners' capital ..................................   22,436         132
                                                               -------     -------
          Total liabilities and partner's capital ...........  $92,779     $10,631
                                                               =======     =======

     Station Hill began operations on December 16, 1998 while the Construction Projects have had no operations. Accordingly the operations of the joint ventures are not material to the Operating Partnership for the year ended December 31, 1998.


5. PROPERTY MANAGEMENT AND RELATED PARTY TRANSACTIONS

     In conjunction with the Formation, construction, management and leasing activities for third parties were transferred to the Management Company, which is accounted for using the equity method of accounting.

     The Management Company provides management services to the Operating Partnership. Total fees for management services were $3.9 million, $3.1 million and $2.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     In addition, the Management Company provides management services to apartment communities in which executive officers and certain Directors of Summit Properties are general partners. The Management Company received management fees of approximately $233,000, $214,000 and $267,000 for the performance of such services for the years ended December 31, 1998, 1997 and 1996, respectively.

     Construction Company revenue consists of fees on contracts with the Operating Partnership. Revenue from contracts with the Operating Partnership was $1.1 million, $1.1 million and $524,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Construction Company's profits on these contracts is eliminated in consolidation against the Operating Partnership's investment in real estate. The Operating Partnership had a $5.7 million and $4.6 million construction contract payable to the Construction Company as of December 31, 1998 and 1997, respectively.

     The Operating Partnership's investment in the Management Company as of December 31, 1998 and 1997, reported on the equity method, includes the amounts shown below. The Operating Partnership's investment in the Management Company is not considered material to the consolidated financial statements of the Operating Partnership taken as a whole (in thousands):



                                                                  1998        1997
                                                              ----------- -----------
          Equity investment .......................................$    111    $    242
          Note receivable .........................................   2,500       2,500
          Deferred gain on sale of third party contract rights ....  (1,281)     (1,530)
                                                                   --------    --------
                                                                   $  1,330    $  1,212
                                                                   ========    ========

6. NOTES PAYABLE
     Notes payable consist of the following (in thousands):



                                                  INTEREST     PRINCIPAL OUTSTANDING
                                                 RATE AS OF        DECEMBER 31,
                                                DECEMBER 31,  -----------------------
                                                    1998          1998        1997
                                              --------------- ----------- -----------
     FIXED RATE DEBT
       Mortgage Loan ........................ 6.24%            $146,740    $149,593
       Mortgage Loan ........................ 8.00%               8,470       8,557
       Mortgage Notes ....................... 6.75% - 9.80%     115,443      46,676
       Tax Exempt Mortgage Notes ............ 6.95% - 7.25%       9,148       9,262
                                                               --------    --------
         Total Mortgage Debt ................                   279,801     214,088
       Unsecured Debt:
       6.71% Medium Term Notes due 2000 ..... 6.71%              25,000          --
       6.75% Medium Term Notes due 2001 ..... 6.75%              30,000          --
       6.80% Notes due 2002 ................. 6.80%              25,000      25,000
       6.63% Notes due 2003 ................. 6.63%              30,000      30,000
       6.95% Notes due 2004 ................. 6.95%              50,000      50,000
       7.20% Notes due 2007 ................. 7.20%              50,000      50,000
       Bank Note due 2002 ................... 7.85%              16,000      16,000
       Bank Note due 2000 ................... 7.61%              15,000      15,000
                                                               --------    --------
        Total Unsecured Debt ................                   241,000     186,000
                                                               --------    --------
        Total Fixed Rate Debt ...............                   520,801     400,088
     VARIABLE RATE DEBT
       Unsecured Credit Facility ............   LIBOR +90       153,500      21,733
       Tax Exempt Bonds ..................... 5.55%              51,802      52,852
                                                               --------    --------
         Total Variable Rate Debt ...........                   205,302      74,585
                                                               --------    --------
     TOTAL OUTSTANDING INDEBTEDNESS .........                  $726,103    $474,673
                                                               ========    ========

     The London Interbank Offered Rate (LIBOR) at December 31, 1998 was 5.63%.

     MORTGAGE LOANS -- On September 23, 1998, the Operating Partnership consolidated and renewed two mortgage loans which had a $147.2 million balance. The original loans matured in February 2001 ($118.3 million at 5.88%) and December 2005 ($28.9 million at 7.71%). The consolidation and renewal combined the two mortgage loans into one loan at an interest rate equal to the existing weighted average interest rate of the two previous mortgage loans (6.24%) up to February 2001. As of February 2001, the rate of interest on the loan will increase to 6.76% until the loan matures in October of 2008.

     The 8.00% Mortgage Loan requires monthly principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity in September, 2005.

     MORTGAGE NOTES -- The Mortgage Notes bear interest at fixed rates ranging from 6.75% to 9.80% and require monthly interest and principal payments over the life of the notes which range from the year 2002 to 2029. The weighted average interest rate and debt maturity at December 31, 1998 for these ten Mortgage Notes were 7.20% and 8.4 years, respectively.

     TAX EXEMPT MORTGAGE NOTES -- The Tax Exempt Mortgage Notes bear interest at fixed rates ranging from 6.95% to 7.25% and require monthly interest and principal payments over the life of the notes. The weighted average interest rate and debt maturity at December 31, 1998 for these two mortgage notes were 7.12% and 27.5 years, respectively.

     MEDIUM-TERM NOTES -- The Operating Partnership has established a program for the sale of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). On July 28, 1998, the Operating Partnership sold $30 million of notes under the MTN Program. Such notes are due on July 30, 2001 and bear interest at 6.75% per year. On October 5, 1998, the Operating Partnership sold $25 million of notes under the MTN Program. Such notes are due on October 5, 2000 and bear interest at 6.71% per year.

     UNSECURED NOTES -- The unsecured notes consist of $25.0 million of notes due 2002, $30.0 million of notes due 2003, $50.0 million of notes due 2004 and $50.0 million of notes due 2007 (collectively, the "Unsecured Notes"). The Unsecured Notes require semi-annual interest payments until the end of the respective terms.

     UNSECURED BANK NOTES -- The unsecured bank notes consist of a $16.0 million note due 2002 and a $15.0 million note due 2000 (collectively, the "Unsecured Bank Notes"). The notes require quarterly interest only payments until the end of the respective terms.

     UNSECURED CREDIT FACILITY -- In March, 1998, the Operating Partnership obtained a new syndicated unsecured line of credit (the "Unsecured Credit Facility") in the amount of $175 million which replaced the existing $150 million credit facility. The Unsecured Credit Facility was increased in December, 1998 to $200 million. The Unsecured Credit Facility provides funds for new development, acquisitions and general working capital purposes. The Unsecured Credit Facility has a three year term with two one-year extension options and bears interest at LIBOR+90 basis points based upon the Operating Partnership's current credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The interest rate will be reduced in the event of an upgrade of the Operating Partnership's unsecured credit rating. The Unsecured Credit Facility is repayable monthly on an interest only basis with principal due at maturity. The Operating Partnership's credit facilities had an average interest rate and average balance outstanding during the years ended December 31, 1998, 1997 and 1996 of 6.67%, 6.73%, 6.46%
and $98.0, $53.9 million and $9.4 million, respectively. In addition, the maximum outstanding during 1998, 1997 and 1996 was $175.0 million, $121.9 million and $22.4 million, respectively.

     The Unsecured Credit Facility also provides a bid option sub-facility equal to a maximum of fifty percent of the total facility ($100 million). This sub-facility provides the Operating Partnership with the option to place borrowings in fixed LIBOR contract periods of thirty, sixty, ninety and one hundred eighty days. The Operating Partnership may have up to seven fixed LIBOR contracts outstanding at any one time. Upon proper notifications, all lenders participating in the Unsecured Credit Facility may, but are not obligated to, participate in a competitive bid auction for these fixed LIBOR contracts.

     The Unsecured Credit Facility requires the Operating Partnership to comply with certain affirmative and negative covenants including the following requirements: (i) the Operating Partnership maintain its qualification as a REIT; (ii) the Operating Partnership maintain a ratio of EBITDA (as defined therein) to fixed charges (as defined therein) of not less that 1.75 to 1;
(iii) dividends not exceed 90% of funds from operations (as defined therein);
(iv) the Operating Partnership maintain a ratio of total funded debt (as defined therein) to implied capitalization value (as defined therein) of less than .55 to 1; and (v) the Operating Partnership maintain a ratio of unencumbered asset value (as defined therein) to unsecured debt of less than
1.75 to 1. In addition, the Unsecured Notes and the Unsecured Bank Notes require the Operating Partnership to comply with certain affirmative and negative covenants including the following requirements: (i) the ratio of unencumbered assets (as defined therein) to unsecured debt equal or exceed 150%; (ii) the ratio of debt to assets (as defined therein) not exceed 60%; and
(iii) secured debt not to exceed 40% of assets (as defined therein).

     VARIABLE RATE TAX EXEMPT BONDS -- The effective interest rate of the Variable Rate Tax Exempt Bonds was 4.85% for the year ended December 31, 1998. These bonds bear interest at various rates set by a remarketing agent at the demand note index plus 0.50%, set weekly, or the lowest percentage of prime which allows the resale at a price of par. The bonds contain covenants which require that the Operating Partnership lease or hold for lease 20% (or 25% under certain state or local requirements) of the apartment homes for moderate-income residents. The bonds require maintenance of letters of credit or surety bonds (credit enhancements) aggregating to $52.9 million. The credit enhancements on four of the five tax exempt bonds ($44.2 million of debt) provide for a principal amortization schedule which approximates a 25-year term during the term of the credit enhancement.

     Real estate assets with a net book value of $433.5 million serve as collateral for the various debt agreements.

     The aggregate maturities of all debt for each of the years ending December 31 are as follows (in thousands):



                    FIXED RATE   FIXED RATE   FIXED RATE   TAX EXEMPT   UNSECURED
                     MORTGAGE     MORTGAGE     UNSECURED    VARIABLE     CREDIT
                       LOANS        NOTES        NOTES     RATE BONDS   FACILITY     TOTAL
                   ------------ ------------ ------------ ------------ ---------- -----------
  1999 ...........   $  3,094     $  2,006     $     --      $ 1,105    $     --   $  6,205
  2000 ...........      3,293        2,151       40,000        1,130          --     46,574
  2001 ...........      3,340        2,313       30,000        1,150     153,500    190,303
  2002 ...........      3,532       10,517       41,000        1,270          --     56,319
  2003 ...........      3,779        2,517       30,000        1,290          --     37,586
  Thereafter .....    138,172      105,087      100,000       45,857          --    389,116
                     --------     --------     --------      -------    --------   --------
                     $155,210     $124,591     $241,000      $51,802    $153,500   $726,103
                     ========     ========     ========      =======    ========   ========

     EXTRAORDINARY ITEMS -- The extraordinary items in the year ended December 31, 1998 resulted from the write-off of deferred financing cost in conjunction with the replacement by the Operating Partnership of its prior credit facility with the Unsecured Credit Facility and prepayment penalties on six mortgage notes which were repaid during the period. The 1996 extraordinary item resulted from the write-off of deferred financing costs on development loans repaid with the proceeds from the 1996 Offering and with the proceeds of the $31.0 million Unsecured Bank Notes.


7. ACQUISITIONS AND DISPOSITIONS

     On April 1, 1996, the Operating Partnership acquired its joint venture partner's interest in Summit Plantation (formerly Plantation Cove), a 262 apartment community located in Plantation, Florida. The Operating Partnership paid $6.4 million in cash for the remaining 75% interest in the joint venture.

     During the year ended December 31, 1997, the Operating Partnership completed the acquisition of five Communities: Summit Portofino, purchased on January 6, 1997; Summit Mayfaire, purchased on January 15, 1997; Summit Sand Lake purchased on February 20, 1997; Summit Windsor II, purchased on July 18, 1997; and Summit Fair Oaks, purchased on December 31, 1997 (the "1997 Acquisitions"). The 1997 Acquisitions added a total of 1,434 apartment homes to the Operating Partnership's portfolio. Total purchase price for the 1997 Acquisitions was $104.5 million which consisted of $15.2 million in assumed debt, 243,608 units (valued at $4.9 million) issued to Summit Properties in exchange for Summit Properties issuing 243,608 shares of Common Stock to the seller, 194,495 Units (valued at $3.9 million) issued to the seller and $78.9 million of cash. Concurrently with the purchase of Summit Portofino, Summit Properties sold 315,029 shares of Common Stock to the public for cash. Summit Properties contributed the proceeds of these sales of Common Stock to the Operating Partnership in exchange for Units. The proceeds were then use to fund a portion of the purchase. The Summit Windsor II purchase was partially funded by the proceeds from the sale of a property formerly know as Summit Charleston in May, 1997. The property formerly known as Summit Charleston was sold for $9.5 million and a gain on the sale of approximately $4.4 million was recognized.

     The Operating Partnership completed the acquisition of three communities located in Atlanta, Georgia in 1998: Summit St. Clair, purchased effective March 1, 1998; Summit Club at Dunwoody, purchased effective May 22, 1998; and Summit at Lenox, purchased effective July 8, 1998 (the "Atlanta Acquisitions"). The Atlanta Acquisitions added a total of 1,092 apartment homes to the Operating Partnership's portfolio at an aggregate purchase price of $88.3 million. The Atlanta Acquisitions were financed with the issuance of 259,871 Units (valued at $5.2 million) and the assumption of $8.8 million of mortgage debt. The balance of the purchase price was paid in cash.

     On May 18, 1998, the Operating Partnership sold a community in Brandon, Florida formerly known as Summit Providence for net proceeds of $23.9 million. A gain on the sale of $8.7 million was recognized. Proceeds from the sale were used to partially fund the acquisition of Summit Club at Dunwoody.

     On October 23, 1998, the Operating Partnership sold a community in Atlanta, Georgia formerly known as Summit Springs for $17.5 million. The Operating Partnership recognized a gain of approximately $6.0 million on the sale.

     On November 2, 1998, the Operating Partnership sold a community in Winston Salem, North Carolina, formerly known as Summit Old Town, for $7.5 million. The Operating Partnership recognized a gain of approximately $2.3 million from the sale.

     On November 4, 1998, the Operating Partnership acquired a portfolio of multifamily properties in Texas (the "Ewing Portfolio") through a merger with Ewing (as defined below), a private developer of luxury apartment homes. The Ewing

Portfolio consists of 2,465 apartment homes in seven Communities located in Dallas, Austin and San Antonio. The acquisition of the Ewing Portfolio was effected pursuant to an Agreement and Plan of Reorganization dated as of October 31, 1998 (the "Merger Agreement") among Summit Properties, affiliates of Summit Properties including the Operating Partnership, Ewing Industries, Inc., an Ohio corporation ("Ewing Industries"), affiliates of Ewing, and their respective partners, shareholders and members (together with Ewing Industries, "Ewing"). Pursuant to the Merger Agreement, the acquisition was funded through (i) the issuance of 1,008,988 Units to Summit Properties in exchange for Summit Properties issuing 1,008,988 shares of Common Stock to Ewing and 141,921 Units issued to Ewing, valued at $20.7 million in the aggregate, (ii) the assumption of $84.0 million in long-term fixed-rate mortgage indebtedness, (iii) the payment of $50.6 million in cash and (iv) receipt of $3.8 million of credit for customary prorations and reserves. A portion of the consideration was deferred until stabilization of one Community (Summit Las Palmas) which was in lease-up at the time of the acquisition of the Ewing Portfolio. The Summit Las Palmas purchase was closed on December 31, 1998 with the additional consideration of
(i) 1,065,627 shares of Common Stock and 36,629 Units valued at $19.8 million in aggregate and (ii) cash in the amount of approximately $600,000.

     On December 16, 1998, the Operating Partnership (i) sold five communities (the "Sold Communities") to Hollow Creek, LLC., a newly-formed North Carolina limited liability company for approximately $68 million and (ii) contributed two communities with an approximate value of $22 million (together with the Sold Communities, the "Joint Venture Communities") to Station Hill, LLC., a newly-formed North Carolina limited liability company (the "LLC"). On the same date, Hollow Creek, LLC contributed the Sold Communities to the LLC. The LLC is a joint venture limited liability company, the membership of which is comprised of the Operating Partnership and a wholly owned subsidiary of a major financial services company (the "Joint Venture Member"). The disposition was effected pursuant to a Real Estate Sale Agreement dated November 20, 1998 between the Operating Partnership and the Joint Venture Member and pursuant to the Operating Agreement of the LLC, also dated November 20, 1998. The Operating Partnership's net contribution to the LLC (approximately $5.6 million) represents a 25 percent equity interest in the LLC. In addition, the Operating Partnership is the managing member of the LLC and will also retain management of the Joint Venture Communities through a management agreement with the LLC. The cash flow of the LLC will be distributed pro rata to each member based on its equity contribution until certain economic benchmarks are achieved, at which point the Operating Partnership will receive an escalated portion of the cash flow and residual interest. The LLC has obtained five separate mortgages totaling $70,150,000 from Fannie Mae. These mortgages have a ten-year maturity and a 6.70% interest rate. The proceeds of the mortgages were distributed on a pro rata basis to the LLC's two members. The Joint Venture Communities involved in the transaction were Summit Green, Summit Hollow I and II and Summit Creek in Charlotte, North Carolina; Summit Hill I and II in Raleigh, North Carolina; and Summit Station in Tampa, Florida. The Joint Venture Communities include 1,433 apartment homes. The Operating Partnership recognized a gain of approximately $20.2 million on the disposition. The gain is net of $5.6 million elimination of gain relative to the Operating Partnership's retained portion of the joint venture. The elimination of the gain reduced the Operating Partnership's investment in the joint venture to zero at the initial joint venture formation.

     Proceeds from the sale of Summit Springs, Summit Old Town and the Sold Communities were put in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. These proceeds will be used to fund future developments.

     The following summary of selected unaudited pro forma results of operations presents information as if the Atlanta Acquisitions and the Ewing Portfolio purchase (except Summit Las Palmas) had occurred as of January 1, 1998 for the 1998 pro forma information. Pro forma information for 1998 excludes Las Palmas as it was in construction and lease-up and had insignificant operations. Pro forma information for the year ended December 31, 1997 presents information as if the Summit Lenox and the Ewing Portfolio acquisitions (except for Summit Las Palmas) had occurred as of January 1, 1997. Pro forma information for 1997 has not been presented for Summit St. Clair, Summit Club at Dunwoody and Summit Las Palmas as they were under construction during the period and had insignificant operations.

     The pro forma information for the year ended December 31, 1998 and 1997 is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (dollars in thousands except per share amounts):



                                                    YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                       1998          1997
                                                  ------------- -------------
    Net revenues ................................   $ 166,308     $ 140,570
                                                    =========     =========
    Income before extraordinary items ...........   $  62,765     $  27,032
                                                    =========     =========
    Net income ..................................   $  62,171     $  27,032
                                                    =========     =========
    Earnings per unit:
      Income before extraordinary items .........   $    2.11     $    0.97
                                                    =========     =========
      Net income ................................   $    2.09     $    0.97
                                                    =========     =========

8. NOTES RECEIVABLE FROM EMPLOYEES

     On September 8, 1997, the Board of Directors of Summit Properties approved a Statement of Company Policy, which has subsequently been amended and restated by the Board, on loans to executive officers and certain key employees relating to purchases of Common Stock (the "Loan Program"). Pursuant to the Loan Program, Summit Properties may lend amounts to certain of the Summit Properties' executive officers and certain key employees of the Operating Partnership and subsidiaries for one or more of the following purposes: (i) to finance the purchase of Common Stock (a) by certain executive officers on the open market at the then-current market prices and (b) by other eligible employees through Summit Properties' 1996 Non-Qualified Employee Stock Purchase Plan; (ii) to finance an executive officer's or key employee's payment of the exercise price of one or more stock options to purchase shares of Common Stock granted to such employees under Summit Properties' 1994 Stock Option and Incentive Plan; or
(iii) to finance the annual tax liability of certain executive officers related to the vesting of shares of Common Stock which constitute a portion of a restricted stock award granted to such employees under the 1994 Stock Option and Incentive Plan. The maximum aggregate amount the Summit Properties may loan to an executive officer is $500,000, unless otherwise determined on a case-by-case basis by the Board of Directors or the Compensation Committee thereof, and the maximum aggregate amount Summit Properties may loan to a qualified employee other than executive officers is $100,000. Shares of Common Stock which are the subject of a loan serve as collateral for the notes until the notes have been paid in full. Each note bears interest at the applicable federal rate, as established by the Internal Revenue Service, in effect on the date of the note. The notes are payable through the application to the outstanding loan balance of all dividends and distributions related to the collateral stock, first to interest, with the remainder, if any, to outstanding principal. Each note becomes due and payable in full on the tenth anniversary of the respective note. As of December 31, 1998, Summit Properties had issued loans in the net amount of $2,476,000.


9. COMMITMENTS

     The estimated cost to complete nine development projects currently under construction was approximately $82.3 million at December 31, 1998. Anticipated construction completion dates of the projects range from the first quarter of 1999 to the second quarter of 2000.

     The Operating Partnership rents office space in several locations. Rental expense for the years ended December 31, 1998, 1997 and 1996 amounted to $121,000, $101,000 and $109,000, respectively ($406,000 in 1998, $347,000 in
1997 and $376,000 in 1996 including amounts recorded at the Management Company). Future minimum rental payments for the next five years for those operating leases (including the Management Company) that have initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):



YEARS ENDED DECEMBER 31:
--------------------------
  1999 ...................  $  603
  1998 ...................     310
  2001 ...................     185
  2002 ...................     100
  2003 ...................      77
                            ------
                            $1,275
                            ======

10. EMPLOYEE BENEFIT PLANS


PROFIT SHARING PLAN

     The employees of Summit Properties, the Operating Partnership and its subsidiaries (the "Summit Employees") are participants in Summit Properties' defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code which covers all employees with one year or greater service. The Operating Partnership's contributions are equal to one-half of each Summit Employees' contribution up to a maximum of 3% of each employee's compensation. Aggregate contributions of approximately $242,000, $217,000 and $223,000 were made for the years ended December 31, 1998, 1997 and 1996, respectively.


STOCK OPTION PLAN

     In 1994, Summit Properties established the 1994 Stock Option and Incentive Plan under which Summit Employees participate under the plan 1,000,000 shares of Common Stock were reserved for issuance. Proceeds from the exercise of these options are contributed to the Operating Partnership for a similar number of Units. The plan provides that the option price shall not be less than the fair market value of the shares at the date of grant. The options vest in three or five annual installments on the anniversaries of the date of grant except for shares granted to independent directors of the Summit Properties, which vest on the date of grant.

     A summary of changes in common stock options for the three years ended December 31, 1998 is as follows:



                                                            WEIGHTED AVERAGE
                                                 OPTIONS     EXERCISE PRICE
                                              ------------ -----------------
       Outstanding at December 31, 1995 .....    539,100       $  18.64
       YEAR ENDED DECEMBER 31, 1996
         Granted to employees ...............     28,000          19.30
         Exercised ..........................    (15,073)         19.04
         Forfeited ..........................    (53,381)         19.22
                                                 -------
          Outstanding at December 31, 1996 ..    498,646          18.60
       YEAR ENDED DECEMBER 31, 1997
         Exercised ..........................    (45,900)         18.55
         Forfeited ..........................    (36,350)         17.74
                                                 -------
          Outstanding at December 31, 1997 ..    416,396          18.86
       YEAR ENDED DECEMBER 31, 1998
         Granted to employees ...............    191,000          19.19
         Exercised ..........................    (45,000)         19.00
         Forfeited ..........................    (15,000)         19.03
                                                 -------
          Outstanding at December 31, 1998 ..    547,396          18.80
                                                 =======

     Exercise prices for options outstanding as of December 31, 1998 ranged from $17.13 to $20.75. The weighted average remaining contractual life of those options is 6.9 years.

     As of December 31, 1998, 1997 and 1996 options to purchase 369,528, 359,218 and 283,228 shares, respectively, of Common Stock were exercisable. The weighted average exercise price for the shares exercisable as of December 31, 1998, 1997 and 1996 was $18.84, $18.86 and $18.36, respectively.

     The estimated weighted average fair value of options granted were $2.18 per share in 1998 and $2.10 per share in 1996 (none granted in 1997). Summit Properties applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost for Summit Properties' stock options been determined based on the fair value at the grant dates, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Operating Partnership's net income and net income per share for the years ended December 31, 1998 and 1996 would have changed to the pro forma amounts indicated below (dollars in thousands except per share amounts):



                                                              1998        1996
                                                          ------------ ----------
     Pro forma net income ...............................   $ 65,464    $20,501
     Pro forma net income per share -- basic and diluted         2.24       .89

     The fair value of options granted during 1998 were estimated on the date of grant using the Binomial option-pricing model with the following weighted average assumptions: dividend yield of 9.3%, expected volatility of 20%, risk free interest rate of 6.0%, and expected lives of ten years.

     The fair value of options granted in 1996 were estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions: dividend yields ranging from 7.80% to 8.82%, expected volatility of 16%, risk free interest rate of 6.52%, and expected lives of ten years.

     In addition, the plan provides for the issuance of stock grants to Summit Employees. Summit Properties granted 8,372 shares of restricted stock under the plan in 1998. The market value of the restricted stock totaled $162,000, which was recorded as unamortized restricted stock compensation. Unearned compensation is being amortized to expense over the five year vesting period. Restricted stock of 26,528 shares with a market value of $546,000 were granted in the year ended December 31, 1997. Restricted stock of 56,046 shares with a market value of $1.0 million were granted in the year ended December 31, 1996. The Operating Partnership recognized $314,000, $292,000 and $223,000 of expense in the statement of earnings in the years ended December 31, 1998, 1997 and 1996, respectively, relative to the stock grants.


PERFORMANCE STOCK AWARD PLAN

     In January, 1998 Summit Properties agreed to award key Summit Employees certain amounts of Common Stock under Summit Properties' Performance Stock Award Plan. The amount of Common Stock to be granted to the key Summit Employees is based upon Summit Properties' average annual return (share appreciation and distributions) from the date of the award to the third anniversary of the award. The number of shares to be granted under the performance Stock Award Plan ranges from none (in the event Summit Properties achieves less than a 11% average annual return) to 147,713 (in the event Summit Properties achieves a 15% or greater annual return). The starting Common Stock price for the purposes of calculating appreciation was $21.375 (fair market value at date of award). Summit Properties' stock price at the end of the year is below the starting price for calculating the number of grants, accordingly, no compensation cost was recognized in 1998.


EMPLOYEE STOCK PURCHASE PLAN

     In 1996, Summit Properties established a non-qualified employee stock purchase plan. The plan allows Summit Employees to purchase up to $100,000 (with certain executive officers limited to $25,000) per year of the Common Stock. The price of the shares of the Common Stock purchased will be the lesser of 85 percent of the closing price of such shares either on (a) the first day of each six month purchase period, or (b) the last day of each six month purchase period. Total shares issued under the plan in 1998, 1997 and 1996 were 65,541, 62,117 and 44,362 with a market value of $1.3 million, $1.3 million and $871,000, respectively. An additional 65,730 shares with a market value of $1.1 million were issued in January, 1999 under the plan. The Operating Partnership recognized $203,000, $265,000 and $151,000 of expense in the statement of earnings in the years ended December 31, 1998, 1997 and 1996, respectively, relative to the employee stock purchase plan.

11. DIVIDEND REINVESTMENT AND DIRECT STOCK PURCHASE PLAN
     In November 1997, Summit Properties replaced its existing dividend reinvestment plan with a new dividend reinvestment and direct stock purchase plan (the "Plan"). The Plan provides both new investors and existing shareholders of Summit Properties' stock (including Common Stock and other classes of outstanding stock) with a method to purchase shares of Common Stock under the Stock Purchase Program of the Plan. The Plan also permits shareholders to designate all, a portion or none of the cash dividends on their newly purchased Common Stock and cash dividends on their existing stock for reinvestment in more shares of Common Stock through the Dividend Reinvestment Program of the Plan. With respect to reinvested dividends and optional cash payments, shares of Common Stock will be purchased for the Plan at a discount ranging from 0% to 5% (established by Summit Properties from time to time) from the market price, as more fully described in the Prospectus relating to the Plan. Common Stock will be purchased by the Plan's Agent (First Union National
Bank) directly from Summit Properties or in open market or privately negotiated transactions, as determined from time to time by Summit Properties, to fulfill requirements for the Plan. At present, Summit Properties expects that shares usually will be purchased directly from Summit Properties. All proceeds from the Plan are contributed to the Operating Partnership in exchange for Units. On December 31, 1998 and 1997, Summit Properties received $9.5 million and $6.5 million under the plan for Units to be issued January 2, 1999 and 1998, respectively. These proceeds are included in accounts payable and accrued expenses at December 31, 1998 and 1997, respectively.


12. BUSINESS SEGMENTS

     Effective December 31, 1998, the Operating Partnership adopted Financial Accounting Standards Board (FASB) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131). FAS 131 established standards for the way public enterprises report information about operating segments in annual financial statements. FAS 131 also established standards for related disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect the Operating Partnership's results of operations or financial position.

     The Operating Partnership develops and operates luxury garden apartments. The Operating Partnership only develops apartments for its own use with no development work done for outside third parties. In addition, all the apartments the Operating Partnership operates are considered "Class A" apartments. Accordingly, there are no product or industry segments within the Operating Partnership. The Operating Partnership uses Funds from Operations ("FFO") as a performance measure. The Operating Partnership computes FFO in accordance with the definition approved by the National Association of Real Estate Investments Trusts. Information for the apartment communities is summarized below:



                                                1998                                    1997
                             ------------------------------------------ -------------------------------------
                                Apartment    Corporate/                   Apartment   Corporate/
                               Operations       Other         Total      Operations      Other       Total
                             -------------- ------------ -------------- ------------ ------------ -----------
Rental and other
 property income               $  145,656     $     --     $  145,656    $ 116,006     $     --    $ 116,006
Interest and other income              --        1,913          1,913           --          671          671
                               ----------     --------     ----------    ---------     --------    ---------
 Total income                     145,656        1,913        147,569      116,006          671      116,677

Property operating expense         51,550           --         51,550       42,032           --       42,032
Interest                               --       33,506         33,506           --       21,959       21,959
General and administrative             --        3,861          3,861           --        2,740        2,740
Depreciation -- other                  --           82             82           --           19           19
(Income) loss on equity
 investments                           --          328            328           --         (274)        (274)
                               ----------     --------     ----------    ---------     --------    ---------
Total operating expenses           51,550       37,777         89,327       42,032       24,444       66,476
Funds from Operations              94,106      (35,864)        58,242       73,974      (23,773)      50,201
Depreciation -- apartments        (28,915)          --        (28,915)     (22,633)          --      (22,633)
Gain on sale of assets             37,148           --         37,148        4,366           --        4,366
Extraordinary items                    --         (594)          (594)          --           --           --
                               ----------     --------     ----------    ---------     --------    ---------
Net income                     $  102,339    ($ 36,458)    $   65,881    $  55,707    ($ 23,773)   $  31,934
                               ==========     ========     ==========    =========     ========    =========
Capital investment (1)         $  407,190     $    300     $  407,490    $ 215,390     $    100    $ 215,490
                               ==========     ========     ==========    =========     ========    =========
Assets                         $1,196,139     $  2,928     $1,199,067    $ 822,872     $  2,823    $ 825,695
                               ==========     ========     ==========    =========     ========    =========



                                              1996
                             ---------------------------------------
                               Apartment    Corporate/
                              Operations      Other         Total
                             ------------ ------------- ------------
Rental and other
 property income              $  93,547      $     --    $  93,547
Interest and other income            --           942          942
                              ---------      --------    ---------
 Total income                    93,547           942       94,489

Property operating expense       35,226            --       35,226
Interest                             --        17,138       17,138
General and administrative           --         2,557        2,557
Depreciation -- other                --             4            4
(Income) loss on equity
 investments                         --           173          173
                              ---------      --------    ---------
Total operating expenses         35,226        19,872       55,098
Funds from Operations            58,321       (18,930)      39,391
Depreciation -- apartments      (18,204)           --      (18,204)
Gain on sale of assets               --            --           --
Extraordinary items                  --          (626)        (626)
                              ---------      --------    ---------
Net income                    $  40,117     ($ 19,556)   $  20,561
                              =========      ========    =========
Capital investment (1)        $ 120,507      $      4    $ 120,511
                              =========      ========    =========
Assets                        $ 633,566      $  1,798    $ 635,364
                              =========      ========    =========

(1) Capital investment includes costs during the year of the Operating Partnership's developments and acquisitions as well as capital expenditures on existing properties.

13. SUPPLEMENTAL CASH FLOW INFORMATION
     Non-cash investing and financing activities for the years ended December 31, 1998, 1997 and 1996 are as follows:

     A. The Operating Partnership purchased the Atlanta Acquisitions and the Ewing Portfolio by issuing 2.5 million Units, assuming mortgage notes, assuming certain liabilities and the payment of cash. The recording of the purchases is summarized as follows (in thousands):


  Fixed Assets ........................  $ 267,991
  Restricted Cash .....................      1,713
  Current liabilities assumed .........     (6,327)
  Mortgage notes assumed ..............    (92,761)
  Value of Units issued ...............    (45,770)
                                         ---------
  Cash invested .......................  $ 124,846
                                         =========

     B. The Operating Partnership disposed of eight communities during 1998 for net proceeds of approximately $130.6 million. $116.5 million of the sales proceeds were deposited with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. Of the proceeds, $17.6 million was used to fund the acquisition of an apartment community, while an additional $12.6 million was used to purchase land and fund certain development projects. The remaining $86.3 million held by the qualified intermediary is shown in the balance sheet caption "Restricted Cash" and will be used to fund the acquisition of other like-kind property.

     C. In the year ended December 31, 1997, the Operating Partnership purchased five apartment communities (Summit Mayfaire, Summit Portofino, Summit Sand Lake, Summit Windsor II and Summit Fair Oaks). The Operating Partnership completed the purchase of the five apartment communities by assuming debt, issuing 438,103 Units, assuming certain liabilities and current assets, and the payment of cash. The recording of the purchases is summarized as follows (in thousands):


  Fixed Assets ........................  $ 104,469
  Current Assets ......................         30
  Debt Assumed ........................    (15,226)
  Current liabilities assumed .........     (1,531)
  Value of Units issued ...............     (8,872)
                                         ---------
  Cash invested .......................  $  78,870
                                         =========

     D. On April 1, 1996, the Operating Partnership acquired its joint venture partner's interest in the Summit Plantation (formerly Plantation Cove) apartment community. The Operating Partnership paid $6.4 million in cash for the remaining 75% interest in this joint venture, which is now owned entirely by the Operating Partnership. The recording of the purchase is summarized as follows (in thousands):


  Fixed assets ........................  $  21,913
  Current assets ......................        202
  Deferred charges ....................         95
  Debt assumed ........................    (14,347)
  Current liabilities assumed .........       (288)
  Minority interest ...................     (1,215)
                                         ---------
  Net cash paid .......................  $   6,360
                                         =========

     E. Summit Properties issued 8,372, 26,528 and 52,086 (net of 3,960 shares retired) of restricted stock grants in 1998, 1997 and 1996 valued at $162,000, $546,000 and $1.0 million, respectively, to Summit Employees.


     F. The Operating Partnership accrued a distribution payable of $12.7 million, $11.0 million and $10.2 million at December 31, 1998, 1997 and 1996, respectively.

     G. The Operating Partnership issued 106,330 Units of the Operating Partnership, valued at $2.1 million at issuance, for the purchase of land in 1996.

14. FAIR VALUE DISCLOSURE AND MARKET RISK OF FINANCIAL INSTRUMENTS
     The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     Cash and cash equivalents, rents receivable, accounts payable, accrued expenses, security deposits, other liabilities, tax-exempt bond indebtedness and the credit facility are carried at amounts which reasonably approximate their fair values at December 31, 1998 and 1997.

     Fixed rate mortgage debt and fixed rate unsecured notes with a carrying value of $520.9 million have an estimated aggregate fair value of approximately $521.0 million at December 31, 1998. Fixed rate mortgage debt and unsecured notes with a carrying value of $400 million have an estimated aggregate fair value of approximately $399.4 at December 31, 1997. Rates currently available to the Operating Partnership for debt with similar terms and maturities were used to estimate the fair value of this debt.

     The fair value estimates presented herein are based on information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively re-valued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

     The fair market value of long-term fixed rate debt is subject to changes in interest rates. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Operating Partnership's total fixed rate long-term debt at December 31, 1998 was $521.0 million. A 1% increase from prevailing interest rates at December 31, 1998 would result in a decrease in fair value of long-term debt by approximately $25.7 million. Fair values were determined from quoted market prices, where available, and from information received from investment advisors using current interest rates considering credit ratings and remaining terms to maturity.


15. GEOGRAPHIC CONCENTRATION

     The Operating Partnership's completed apartment communities are concentrated in four major regions as follows:



                                                 NUMBER OF     APARTMENT      1998
                                                 APARTMENT    HOMES -- %      % OF
MARKET                                             HOMES     OF PORTFOLIO   REVENUES
----------------------------------------------- ----------- -------------- ---------
    I-85 Corridor (Raleigh, NC to Atlanta, GA)      6,493        37%          36%
    Central/South Florida .....................     4,249        24%          30%
    Washington, DC/Virginia ...................     3,405        19%          23%
    Texas .....................................     2,017        12%           2%
    Other .....................................     1,389         8%           9%
                                                    -----        ---          ---
                                                   17,553       100%         100%
                                                   ======        ===          ===

     The above table does not include Summit Las Palmas (448 apartment homes), which was acquired on December 31, 1998 and therefore had no rental operations. In addition, the properties in Texas were acquired in the fourth quarter of 1998.


16. INCOME TAXES

     Financial Accounting Standard No. 109, "Accounting for Income taxes" requires a public enterprise to disclose the aggregate difference in the basis of its net assets for financial and tax reporting purposes. The carrying value reported in the Operating Partnerships' financial statements exceeded the tax basis by approximately $90.6 million and $25.3 million, as of December 31, 1998 and 1997, respectively. The change between December 31, 1998 and 1997 was primarily due to financial depreciation exceeding tax depreciation by approximately $7.8 million, offset by the financial reporting basis exceeding the tax basis by $69.9 million for the Operating Partnership's 1998 acquisitions and certain property improvements.

     A reconciliation of net income as reported for financial and tax reporting purposes for the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands):



                                                                          1998        1997       1996
                                                                      ------------ ---------- ----------
    Net income for financial reporting purposes .....................  $  65,881    $ 31,934   $20,561
    Excess of financial reporting depreciation over tax depreciation       7,806       6,122     5,749
    Gain on sale of property ........................................    (37,148)     (4,365)       --
    Basis difference in property improvements .......................         66        (957)      260
    Other ...........................................................        677        (959)     (426)
                                                                       ---------    --------   -------
    Taxable income of the Operating Partnership .....................  $  37,282    $ 31,775   $26,144
                                                                       =========    ========   =======

17. REAL ESTATE AND ACCUMULATED DEPRECIATION

     Real estate and accumulated depreciation by apartment community consisted of the following at December 31, 1998 (dollars in thousands):



                                                                                             GROSS AMOUNT AT WHICH
                                                 INITIAL COSTS                            CARRIED AT CLOSE OF PERIOD
                                          ----------------------------     COSTS    ---------------------------------------
                                                                        CAPITALIZED
                                                         BUILDINGS      SUBSEQUENT                 BUILDINGS
                              RELATED                       AND             TO                        AND
        APARTMENTS          ENCUMBRANCES     LAND     IMPROVEMENTS(6)   ACQUISITION    LAND     IMPROVEMENTS(6)   TOTAL(1)
------------------------- --------------- ---------- ----------------- ------------ ---------- ----------------- ----------
Summit Arbors ...........                  $    780       $ 5,066        $    342    $    780       $ 5,408       $ 6,188
Summit Aventura .........                     6,367                        25,291       6,368        25,289        31,658
Summit Ballantyne I .....                     2,060                        14,431       2,064        14,427        16,491
Summit Ballantyne II ....                     1,268                         8,974       1,268         8,974        10,242
Summit Beacon Ridge .....                     1,053                         5,912       1,154         5,811         6,965
Summit Belcourt .........     $9,708          3,600        16,778                       3,600        16,778        20,378
Summit Belmont ..........           (4)         974                        11,159         984        11,149        12,133
Summit Blue Ash .........           (2)       2,033                        11,882       2,169        11,746        13,915
Summit Breckenridge .....                       812                        12,188         812        12,188        13,000
Summit Buena Vista ......     25,779          4,670        30,499               1       4,670        30,500        35,170
Summit Camino Real ......                     3,640        22,210                       3,640        22,210        25,850
Summit Club @ Dunwoody...                     2,934        24,510               4       2,934        24,510        27,444
Summit Creekside ........                       414         3,614             464         414         4,077         4,492
Summit Crossing .........      4,106            768         5,174             313         768         5,487         6,255
Summit Del Ray ..........           (2)       3,120                        14,987       5,402        12,705        18,107
Summit East Ridge .......      5,042            900         6,303             325         910         6,618         7,528
Summit Eastchester ......                       912         4,699             350         912         5,048         5,961
Summit Fair Oaks ........                     4,356        17,215              37       4,356        17,252        21,608
Summit Fairview .........                       404                         5,044         537         4,911         5,448
Summit Fairways .........                     2,819                        15,164       2,819        15,164        17,982
Summit Foxcroft .........      2,663            925         3,797             516         925         4,312         5,238
Summit Gateway ..........           (4)       1,738                        10,570       2,256        10,051        12,308
Summit Glen .............           (2)       3,652                        12,955       3,693        12,915        16,607
Summit Hampton ..........           (4)       2,577                        13,480       2,972        13,085        16,057
Summit Heron's Run ......           (2)       3,154                        10,864       3,192        10,827        14,018
Summit Highland .........           (2)       1,374                         6,319       1,374         6,319         7,693
Summit Lake .............                     1,712                        18,477       1,712        18,477        20,189
Summit Las Palmas .......                     4,480        25,504                       4,480        25,504        29,984
Summit Lenox ............                    10,800        22,997              69      10,800        23,066        33,866
Summit Lofts ............                     1,800         7,337             748       1,800         8,085         9,885
Summit Los Arboles ......     20,240          4,080        24,403               1       4,080        24,404        28,484
Summit Mayfaire .........                       936         8,897              21         936         8,918         9,854
Summit McIntosh .........                     1,862                        10,258       1,943        10,177        12,120
Summit Meadow ...........           (2)       2,313                         8,592       2,539         8,366        10,905
Summit New Albany .......                     2,693                        21,649       2,693        21,649        24,342
Summit Norcroft I .......           (2)       1,072                         7,417       1,253         7,236         8,489
Summit Norcroft II ......                       381                         3,125         381         3,125         3,506
Summit Oak ..............      2,519            400         3,065             127         400         3,192         3,592
Summit On the River .....                     3,212                        20,994       3,212        20,993        24,206
Summit Palm Lake ........           (2)       4,949                        16,930       5,084        16,795        21,879
Summit Park .............                     1,680                        11,176       1,921        10,934        12,856



                                                                    DEPRECIABLE
                            ACCUMULATED      DATE OF       DATE        LIVES
        APARTMENTS         DEPRECIATION   CONSTRUCTION   ACQUIRED      YEARS
------------------------- -------------- -------------- ---------- ------------
Summit Arbors ...........   $    (776)   1986(5)            5/95    5-40 years
Summit Aventura .........      (2,638)   6/94-12/95        12/93    5-40 years
Summit Ballantyne I .....        (624)   7/96 12/97        12/95    5-40 years
Summit Ballantyne II ....        (106)   8/97 12/98        12/95    5-40 years
Summit Beacon Ridge .....      (2,081)   1/88-7/88          1/88    5-40 years
Summit Belcourt .........         (88)   1994(5)           11/98    5-40 years
Summit Belmont ..........      (4,282)   1/86-5/87          1/86    5-40 years
Summit Blue Ash .........      (2,789)   1/92-5/92          1/91    5-40 years
Summit Breckenridge .....      (4,732)   7/85-5/87          6/85    5-40 years
Summit Buena Vista ......        (161)   1996(5)           11/98    5-40 years
Summit Camino Real ......        (117)   1998(5)           11/98    5-40 years
Summit Club @ Dunwoody...        (456)   1997(5)            5/98    5-40 years
Summit Creekside ........        (625)   1981(5)            5/95    5-40 years
Summit Crossing .........        (823)   1985(5)            5/95    5-40 years
Summit Del Ray ..........      (3,050)   1/92-2/93          1/92    5-40 years
Summit East Ridge .......        (963)   1986(5)            6/95    5-40 years
Summit Eastchester ......        (852)   1981(5)            5/95    5-40 years
Summit Fair Oaks ........        (660)   1990(5)           12/97    5-40 years
Summit Fairview .........      (2,216)   3/82-3/83          3/82    5-40 years
Summit Fairways .........      (1,165)   9/95-12/96         8/95    5-40 years
Summit Foxcroft .........        (699)   1979(5)            5/95    5-40 years
Summit Gateway ..........      (3,606)   1/86-1/87         12/85    5-40 years
Summit Glen .............      (3,003)   5/90-8/92          4/90    5-40 years
Summit Hampton ..........      (5,026)   11/86-3/88        10/86    5-40 years
Summit Heron's Run ......      (3,147)   7/89-10/90         6/89    5-40 years
Summit Highland .........      (2,637)   3/86-1/87         11/85    5-40 years
Summit Lake .............        (548)   9/96-5/98          4/96    5-40 years
Summit Las Palmas .......                1998(5)           12/98    5-40 years
Summit Lenox ............        (430)   1965(5)            7/98    5-40 years
Summit Lofts ............      (1,724)   1990(5)           10/94    5-40 years
Summit Los Arboles ......        (135)   1996(5)           11/98    5-40 years
Summit Mayfaire .........        (586)   1995(5)            1/97    5-40 years
Summit McIntosh .........      (3,185)   7/89-6/90          1/89    5-40 years
Summit Meadow ...........      (2,571)   8/89-8/90          2/89    5-40 years
Summit New Albany .......        (149)   5/97-12/98        11/96    5-40 years
Summit Norcroft I .......      (2,063)   2/90-3/91         12/89    5-40 years
Summit Norcroft II ......        (110)   3/97-11/97         8/96    5-40 years
Summit Oak ..............        (502)   1982(5)            5/95    5-40 years
Summit On the River .....      (1,382)   8/95-6/97         10/94    5-40 years
Summit Palm Lake ........      (4,419)   3/90-2/92          1/90    5-40 years
Summit Park .............      (3,706)   4/88-4/89          1/88    5-40 years

                                                    INITIAL COSTS
                                            -----------------------------     COSTS
                                                                           CAPITALIZED
                                                            BUILDINGS      SUBSEQUENT
                                RELATED                        AND             TO
         APARTMENTS           ENCUMBRANCES      LAND     IMPROVEMENTS(6)   ACQUISITION
--------------------------- --------------- ----------- ----------------- ------------
Summit Perico .............          (2)        1,588                         12,126
Summit Pike Creek .........          (4)        1,132                         12,522
Summit Plantation .........                     3,428          18,485             40
Summit Plantation II ......                     4,012                         17,239
Summit Portofino ..........                     3,864          24,504            233
Summit Radbourne ..........     8,507           1,395          12,607            649
Summit Reston .............                     5,434          26,255            573
Summit River Crossing .....                     2,562                         16,736
Summit Russett ............                     3,995                         19,223
Summit Sand Lake ..........     14,679          4,160          22,979            145
Summit Sedgebrook .........                     1,696                         14,735
Summit Sherwood ...........     3,274           1,102           4,863            152
Summit Simsbury ...........          (3)          650           4,570            406
Summit Square .............          (2)        2,757                         15,683
Summit St. Clair ..........          (2)        3,024          24,040              7
Summit Stonefield .........                     3,541                         16,160
Summit Stony Point ........          (4)        1,638          13,041            464
Summit Touchstone .........          (3)          766           5,568            307
Summit Turtle Cove ........     17,073          3,480          19,775
Summit Turtle Rock ........     11,001          2,500          14,074              1
Summit Village ............          (2)        3,212                         14,142
Summit Walk ...............                       568             237          5,534
Summit Waterford ..........          (2)        1,568                         14,459
Summit Windsor I ..........          (2)          644                          6,627
Summit Windsor II .........          (2)        3,060          14,497            111
                                                -----          ------         ------
Total .....................                  $161,450        $437,564       $469,427
                                             ========        ========       ========



                                       GROSS AMOUNT AT WHICH
                                    CARRIED AT CLOSE OF PERIOD
                            -------------------------------------------
                                            BUILDINGS                                                               DEPRECIABLE
                                               AND                        ACCUMULATED       DATE OF        DATE        LIVES
         APARTMENTS             LAND     IMPROVEMENTS(6)     TOTAL(1)    DEPRECIATION    CONSTRUCTION    ACQUIRED      YEARS
--------------------------- ----------- ----------------- ------------- -------------- ---------------- ---------- ------------
Summit Perico .............     2,174          11,540          13,714         (3,479)  1/89-2/90            8/88    5-40 years
Summit Pike Creek .........     1,259          12,395          13,654         (4,073)  11/86-2/88           4/86    5-40 years
Summit Plantation .........     3,428          18,525          21,953         (1,623)  1/94-7/95            4/96    5-40 years
Summit Plantation II ......     4,012          17,239          21,251           (686)  10/96-11/97          9/96    5-40 years
Summit Portofino ..........     3,864          24,737          28,601         (1,559)   1995(5)             1/97    5-40 years
Summit Radbourne ..........     1,395          13,256          14,651         (1,565)   1991(5)             5/95    5-40 years
Summit Reston .............     5,434          26,828          32,262         (1,977)   1987(5)             4/94    5-40 years
Summit River Crossing .....     2,636          16,661          19,297         (1,514)  3/95-9/96           10/94    5-40 years
Summit Russett ............     3,995          19,223          23,218           (989)  7/95-9/97           11/94    5-40 years
Summit Sand Lake ..........     4,160          23,124          27,284         (1,584)   1995(5)             2/97    5-40 years
Summit Sedgebrook .........     1,719          14,712          16,431           (543)  6/96-12/97           1/96    5-40 years
Summit Sherwood ...........     1,106           5,011           6,117           (836)   1968(5)             5/95    5-40 years
Summit Simsbury ...........       650           4,976           5,626           (724)   1985(5)             5/95    5-40 years
Summit Square .............     3,775          14,665          18,440         (4,063)  3/89-8/90            2/89    5-40 years
Summit St. Clair ..........     3,024          24,048          27,071           (621)   1997(5)             3/98    5-40 years
Summit Stonefield .........     3,541          16,161          19,701           (618)  6/96-3/98            3/96    5-40 years
Summit Stony Point ........     1,638          13,504          15,143         (2,756)   1986(5)             2/94    5-40 years
Summit Touchstone .........       766           5,875           6,641           (855)   1986(5)             5/95    5-40 years
Summit Turtle Cove ........     3,480          19,775          23,255           (108)   1996(5)            11/98    5-40 years
Summit Turtle Rock ........     2,500          14,075          16,575            (80)   1995(5)            11/98    5-40 years
Summit Village ............     3,653          13,701          17,354         (3,891)  9/89-1/91            8/89    5-40 years
Summit Walk ...............       983           5,356           6,339         (1,053)  4/92-2/93            4/92    5-40 years
Summit Waterford ..........     1,949          14,078          16,027         (4,241)  1/89-6/90           11/88    5-40 years
Summit Windsor I ..........       969           6,302           7,271         (2,071)  8/88-8/89            3/95    5-40 years
Summit Windsor II .........     3,060          14,608          17,668           (851)   1988(5)             7/97    5-40 years
                                -----          ------          ------         ------
Total .....................  $169,374        $899,058      $1,068,435     $ (114,196)
                             ========        ========      ==========     ==========

---------
(1) The aggregate cost for federal income tax purposes at December 31, 1998 is $ 944.9 million.
(2) Encumbered by fixed rate mortgages of $146.7 million.
(3) Encumbered by fixed rate mortgage of $8.5 million.
(4) Collateral for $52.9 million of letters of credit which serve as collateral for $51.8 million in tax exempt bonds.
(5) Property purchased by Operating Partnership. Date reflects date construction completed.
(6) Includes furniture, fixtures and equipment.

     A summary of activity for real estate assets and accumulated depreciation is as follows:



                                                   YEAR ENDED DECEMBER 31,
                                           ---------------------------------------
                                                1998          1997         1996
                                           -------------- ------------ -----------
   REAL ESTATE ASSETS (1):
    Balance at beginning of year .........   $  830,068     $618,102    $524,772
                                             ----------     --------    --------
    Acquisitions .........................      267,991      104,469      21,913
    Improvements .........................        9,804        9,823       4,780
    Developments .........................       74,559      104,897      66,637
    Disposition of property ..............     (113,987)      (7,223)         --
                                             ----------     --------    --------
                                                238,367      211,966      93,330
                                             ----------     --------    --------
    Balance at end of year ...............   $1,068,435     $830,068    $618,102
                                             ==========     ========    ========
   ACCUMULATED DEPRECIATION (1):
    Balance at beginning of year .........   $  105,313     $ 85,031    $ 66,978
    Depreciation .........................       28,733       22,610      18,053
    Disposition of property ..............      (19,850)      (2,328)         --
                                             ----------     --------    --------
    Balance at end of year ...............   $  114,196     $105,313    $ 85,031
                                             ==========     ========    ========

(1) Includes only apartment communities and does not include fixed assets used in property development, construction and management of apartment communities.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     Quarterly financial information for the years 1998 and 1997 are as follows (in thousands except per unit data):



                                                                       YEAR ENDED DECEMBER 31, 1998
                                                              -----------------------------------------------
                                                                 FIRST      SECOND        THIRD      FOURTH
                                                              ---------- ------------ ------------ ----------
      Revenues ..............................................  $33,239     $ 34,571     $ 38,256    $41,503
      Income before gain on sale of real estate assets and
       extraordinary items ..................................    6,892        7,137        7,892      7,406
      Gain on sale of real estate assets ....................       --        8,731           --     28,417
      Extraordinary items ...................................     (185)          --           --       (409)
      Net income ............................................    6,707       15,868        7,892     35,414
      Income per unit:
       Income before extraordinary items -- basic ...........      0.25         0.55         0.27       1.19
       Income before extraordinary items -- diluted .........      0.24         0.55         0.27       1.19
       Net income -- basic and diluted ......................      0.24         0.55         0.27       1.17


                                                                   YEAR ENDED DECEMBER 31, 1997
                                                        ---------------------------------------------------
                                                            FIRST       SECOND        THIRD       FOURTH
                                                        ------------ ------------ ------------ ------------
      Revenues ........................................   $ 27,249     $ 28,103     $ 30,068     $ 31,257
      Income before gain on sale of real estate assets       6,928        6,856        6,948        6,836
      Gain on sale of real estate assets ..............         --        4,366           --           --
      Net income ......................................      6,928       11,222        6,948        6,836
      Net income per unit -- basic and diluted .......        0.26         0.41         0.25         0.25