Form 10-Q
period 1999-06-30
SUMMIT PROPERTIES PARTNERSHIP L P
filed 1999-08-13
CIK 1034235

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549

                                     FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1999

                                        OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from to

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


                                  (704) 334-3000
               (Registrant's telephone number, including area code)

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

                                                                                                      PAGE
                                                                                                      ----
PART I      FINANCIAL INFORMATION
Item 1      Financial Statements
            Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998 (Unaudited)............3
            Consolidated Statements of Earnings for the three and six months ended June 30, 1999 and
            1998 (Unaudited).............................................................................4
            Consolidated Statement of Partners' Equity for the six months ended June 30,
            1999 (Unaudited).............................................................................5
            Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and
            1998 (Unaudited).............................................................................6
            Notes to Consolidated Financial Statements (Unaudited).......................................7
Item 2      Management's Discussion and Analysis of Financial Condition and Results of Operations.......14
Item 3      Quantitative and Qualitative Disclosure about Market Risk...................................28

PART II     OTHER INFORMATION
Item 2      Changes in Securities.......................................................................29
Item 6      Exhibits and Reports on Form 8-K............................................................29
            Signatures..................................................................................30

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUMMIT PROPERTIES PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                               JUNE 30,             DECEMBER 31,
                                                                 1999                   1998
                                                             --------------         --------------
ASSETS
Real estate assets:
  Land and land improvements ...............................     $  177,953             $  169,374
  Buildings and improvements ...............................        900,777                836,054
  Furniture, fixtures and equipment ........................         68,285                 63,963
                                                             --------------         --------------
                                                                  1,147,015              1,069,391
  Less:  accumulated depreciation ..........................       (126,083)              (115,128)
                                                             --------------         --------------
            Operating real estate assets ...................      1,020,932                954,263
  Construction in progress .................................        117,879                137,145
                                                             --------------         --------------

            Net real estate assets .........................      1,138,811              1,091,408

Cash and cash equivalents ..................................          3,386                  2,837

Restricted cash ............................................         22,014                 91,981

Deferred financing costs, net ..............................          7,118                  7,538

Other assets ...............................................          7,167                  5,303
                                                             --------------         --------------

Total assets ...............................................    $ 1,178,496            $ 1,199,067
                                                             ==============         ==============

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
  Notes payable ............................................     $  634,783             $  726,103
  Accrued interest payable .................................          6,876                  6,806
  Accounts payable and accrued expenses ....................         23,428                 32,745
  Distributions payable ....................................         13,551                 12,713
  Security deposits and prepaid rents ......................          4,333                  4,188
                                                             --------------         --------------
            Total liabilities ..............................        682,971                782,555
                                                             --------------         --------------



Partners' common and preferred equity:
  Series B preferred units- 3,400,000 issued
   and outstanding .........................................         82,870                     -
  Partnership common units issued and outstanding 32,456,738 and 32,242,074 .........................................
    General partner - outstanding 324,567 and 322,421 ......          4,856                  4,895
    Limited partners - outstanding 32,132,171 and
       31,919,653 ..........................................        407,799                411,617
                                                             --------------         --------------
                                                                    495,525                416,512
                                                             --------------         --------------


Total liabilities and partners' equity .....................    $ 1,178,496            $ 1,199,067
                                                             ==============         ==============


See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF EARNINGS
(DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
(UNAUDITED)

                                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                               JUNE 30,                    JUNE 30,
                                                                    ---------------------------  ------------------------------
                                                                        1999          1998           1999            1998
                                                                    -------------  ------------  --------------  --------------
Revenues:
  Rental ........................................................     $    41,001   $    32,423     $    80,814     $    63,796
  Other property income .........................................           2,683         1,894           4,926           3,589
  Interest ......................................................             799           180           1,833             278
  Other income ..................................................              74            74             133             147
                                                                    -------------  ------------  --------------  --------------
        Total revenues ..........................................          44,557        34,571          87,706          67,810
                                                                    -------------  ------------  --------------  --------------

Expenses:
  Property operating and maintenance:
    Personnel ...................................................           3,359         2,681           6,433           5,110
    Advertising and promotion ...................................             644           595           1,250           1,106
    Utilities ...................................................           2,061         1,450           4,127           2,883
    Building repairs and maintenance ............................           2,157         2,408           4,122           4,478
    Real estate taxes and insurance .............................           4,553         3,401           9,031           6,870
    Depreciation ................................................           8,604         6,861          16,857          13,401
    Property supervision ........................................           1,057           842           2,045           1,641
    Other operating expenses ....................................             690           915           1,509           1,840
                                                                    -------------  ------------  --------------  --------------
                                                                           23,125        19,153          45,374          37,329
  Interest ......................................................           9,973         7,661          20,470          14,959
  General and administrative ....................................             962           735           2,042           1,536
  Loss (income) in equity investments:
    Summit Management Company ...................................             292          (115)            609             (43)
    Real estate joint venture ...................................               5             -              13               -
                                                                    -------------  ------------  --------------  --------------
        Total expenses ..........................................          34,357        27,434          68,508          53,781
                                                                    -------------  ------------  --------------  --------------

Income before extraordinary items and gain on sale
    of real estate assets .......................................          10,200         7,137          19,198          14,029
Gain on sale of real estate assets ..............................           6,307         8,731           6,307           8,731
                                                                    -------------  ------------  --------------  --------------
Income before extraordinary items ...............................          16,507        15,868          25,505          22,760
Extraordinary items .............................................               -             -               -            (185)
                                                                    -------------  ------------  --------------  --------------
Net income ......................................................          16,507        15,868          25,505          22,575
Dividends to Series B preferred unitholders .....................          (1,317)            -          (1,317)              -
                                                                    -------------  ------------  --------------  --------------
Income available to common unitholders .........................           15,190        15,868          24,188          22,575
Income available to common unitholders allocated to general
   partner ......................................................            (152)         (159)           (242)           (226)
                                                                    -------------  ------------  --------------  --------------
Income available to common unitholders allocated to limited
   partners .....................................................     $    15,038   $    15,709     $    23,946     $    22,349
                                                                    =============  ============  ==============  ==============

Per unit data:
  Income before extraordinary items - basic and diluted .........     $      0.50   $      0.55     $      0.78     $      0.80
                                                                    =============  ============  ==============  ==============
  Extraordinary items - basic and diluted .......................               -             -               -     $     (0.01)
                                                                    =============  ============  ==============  ==============
  Net income - basic and diluted ................................     $      0.50   $      0.55     $      0.78     $      0.79
                                                                    =============  ============  ==============  ==============
  Dividends to Series B preferred unitholders- basic and
     diluted ....................................................     $     (0.04)            -     $     (0.04)              -
                                                                    =============  ============  ==============  ==============
  Income available to common unitholders- basic and diluted .....     $      0.46   $      0.55     $      0.74     $      0.79
                                                                    =============  ============  ==============  ==============
  Distributions declared ........................................     $      0.42   $      0.41     $      0.84     $      0.82
                                                                    =============  ============  ==============  ==============
  Weighted average common units - basic .........................      32,820,366    28,785,476      32,792,151      28,449,861
                                                                    =============  ============  ==============  ==============
  Weighted average common units - diluted .......................      32,856,145    28,810,928      32,813,134      28,478,149
                                                                    =============  ============  ==============  ==============


See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.
CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                                                         COMMON UNITS
                                                                               ----------------------------------
                                                               SERIES B            GENERAL           LIMITED
                                                            PREFERRED UNITS        PARTNER          PARTNERS           TOTAL
                                                           ------------------  ----------------  ----------------  ---------------
Balance, December 31, 1998 ...............................         $       -          $   4,895        $  411,617       $  416,512
    Distributions to common unitholders ..................                 -               (275)          (27,207)         (27,482)
    Contributions from Summit Properties related to:
      Proceeds from dividend and stock purchase plans ....                 -                116            11,517           11,633
      Exercise of stock options ..........................                 -                  1                78               79
      Repurchase of Summit Properties common stock........                 -               (105)          (10,396)         (10,501)
      Amortization of restricted stock grants ............                 -                  3               316              319
    Net Proceeds from Series B preferred units ...........            82,870                  -                 -           82,870
    Issuance of employee notes receivable ................                 -                (23)           (2,272)          (2,295)
    Repayments of employee notes receivable ..............                 -                  2               200              202
    Distributions to Series B preferred unitholders ......                 -                (13)           (1,304)          (1,317)
    Net income ...........................................                 -                255            25,250           25,505
                                                           ==================  ================  ================  ===============
Balance, June 30, 1999 ...................................         $   82,870         $   4,856        $  407,799       $  495,525
                                                           ==================  ================  ================  ===============


See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)



                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                      1999              1998
                                                                                 ----------------  ----------------
Cash flows from operating activities:
  Net income .................................................................        $    25,505       $    22,575
  Adjustments to reconcile net income to net cash ............................
    provided by operating activities:
    Extraordinary items ......................................................                 -                185
    Loss (income) in equity method investments ...............................                622               (43)
    Gain on sale of real estate assets .......................................             (6,307)           (8,731)
    Depreciation and amortization ............................................             17,245            14,097
    Increase in restricted cash ..............................................             (3,220)             (104)
    Increase in other assets .................................................               (404)           (1,494)
    Increase (decrease) in accrued interest payable ..........................                 70              (190)
    (Decrease) increase in accounts payable and accrued expenses .............             (5,896)            3,428
    Increase in security deposits and prepaid rents ..........................                145               361
                                                                                 ----------------  ----------------
                Net cash provided by operating activities ....................             27,760            30,084
                                                                                 ----------------  ----------------
Cash flows from investing activities:
  Construction of real estate assets, net of payables ........................            (65,063)          (56,921)
  Proceeds from disposal of Communities ......................................             79,103            17,619
  Purchase of Communities ....................................................                  -           (48,930)
  Capitalized interest .......................................................             (3,476)           (2,628)
  Recurring capital expenditures .............................................             (3,191)           (2,761)
  Non-recurring capital expenditures .........................................             (2,286)           (1,487)
                                                                                 ----------------  ----------------
                Net cash used in investing activities ........................              5,087           (95,108)
                                                                                 ----------------  ----------------
Cash flows from financing activities:
  Net (repayments) borrowings on line of credit ..............................            (98,508)           78,575
  Net borrowings on unsecured bonds ..........................................             24,748                 -
  Repayment of mortgage debt .................................................             (2,539)          (14,060)
  Repayments of tax exempt bonds .............................................               (540)             (840)
  Distributions to common unitholders ........................................            (26,656)          (22,746)
  Distributions to Series B preferred unitholders ............................             (1,317)                -
  Increase in employee notes receivable ......................................             (2,295)             (948)
  Repayments of employe notes receivable .....................................                202                 -
  Net proceeds from Series B preferred units .................................             82,870                 -
  Contributions from Summit Properties related to:
    Proceeds from dividend and stock purchase plans ..........................             11,633            23,368
    Decrease in advance proceeds from direct stock purchase plan .............             (9,474)                -
    Repurchase of Summit Properties common stock .............................            (10,501)                -
    Exercise of stock options ................................................                 79               499
                                                                                 ----------------  ----------------
                Net cash provided by financing activities ....................            (32,298)           63,848
                                                                                 ----------------  ----------------
Net increase  in cash and cash equivalents ...................................                549            (1,176)
Cash and cash equivalents, beginning of period ...............................              2,837             3,563
                                                                                 ================  ================
Cash and cash equivalents, end of period .....................................         $    3,386        $    2,387
                                                                                 ================  ================

Supplemental disclosure of cash flow
  information - Cash paid for interest, net of capitalized interest ..........        $    19,905       $    14,637
                                                                                 ================  ================


See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the management of Summit Properties Partnership, L.P . (the "Operating Partnership") in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership's December 31, 1998 audited financial statements and notes thereto included in the Operating Partnership's Annual Report on Form 10-K.

The Operating Partnership conducts the business of developing, acquiring and managing multi-family apartment communities for Summit Properties Inc. ("Summit Properties"). Summit Properties is the sole general partner and majority owner of the Operating Partnership. Summit Properties is a self-administered and self-managed equity real estate investment trust ("REIT").

COMPREHENSIVE INCOME

Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130), presents standards for the reporting and display of comprehensive income and its components. Besides net income, SFAS 130 requires the reporting of other comprehensive income, defined as revenues, expenses, gains and losses that are not included in net income under generally accepted accounting principles. Comprehensive income is the same as net income for all periods presented.

DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES

Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), presents standards for accounting for derivative instruments. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Operating Partnership currently holds no derivative instruments and, accordingly, does not expect SFAS 133 to have an effect on the Operating Partnership's financial position and results of operations.

CHANGE IN ACCOUNTING POLICY

Effective January 1, 1999, the Operating Partnership implemented prospectively a new accounting policy whereby expenditures for carpet are capitalized and depreciated over their estimated useful lives. Previously, the cost of carpet replacements had been expensed. The Operating Partnership believes that the newly adopted accounting policy is preferable as it is consistent with the standards and practices utilized by the majority of the Operating Partnership's peers and provides a better matching of expenses with the related benefit of the expenditure. The change in accounting policy is being treated as a change in accounting estimate. The effect of the change in the accounting policy for carpet for the three and six months ended June 30, 1999 was an increase in net income of $422,000 and $733,000, respectively, or $0.01 and $0.02 per basic and diluted share, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

2. REAL ESTATE JOINT VENTURES

The Operating Partnership obtained a 25% interest in a joint venture named Station Hill, LLC, a North Carolina limited liability company ("Station Hill"), the membership of which is comprised of the Operating Partnership and a wholly owned subsidiary of a major financial services company, in exchange for the contribution of two communities in December, 1998. Station Hill also owns, and the Operating Partnership thereby holds a 25% interest in, five apartment communities previously 100% owned by the Operating Partnership. These five communities were sold by the Operating Partnership to Hollow Creek, LLC on December 16, 1998 and were concurrently contributed to Station Hill by Hollow Creek, LLC for a 75% joint venture interest. The Operating Partnership's initial investment in Station Hill was reduced to zero when the Operating Partnership eliminated the portion of the gain on disposal related to the percentage of joint venture ownership interest retained. Station Hill is accounted for on the equity method of accounting.

The Operating Partnership owns a 49% interest in each of two joint ventures ("Construction Projects"). Each joint venture is developing an apartment community which will be accounted for under the equity method of accounting. The projects are both under construction and had no material operations as of June 30, 1999. The construction costs are being funded primarily through separate loans to each joint venture from unrelated third parties equal to 100% of the construction costs. During the construction period, in lieu of equity contribution to each of the respective joint ventures, the Operating Partnership has under certain circumstances, subsequent to demand by the third party lenders, agreed to make contributions which would reduce the respective construction loan by an amount not to exceed 25% of the total construction loan amount. Any such contribution would be deemed to be all or a portion of the equity required to be contributed by the Operating Partnership to the respective joint venture at the end of the construction and lease up period. The Operating Partnership has the right to purchase its joint venture partner's interest after the projects are complete.

The following is a condensed balance sheet for each of the real estate joint ventures at June 30, 1999 and an income statement for the six months ended June 30, 1999 for the Station Hill joint venture, as the Construction Projects had no material operations during the period. The balance sheets and income statement set forth below reflect the operations of the joint ventures in their entirety, not only the Operating Partnership's respective interests therein:

                                                             Balance Sheet
                                                             (in thousands)
                                                   ----------------------------------
                                                       Station        Construction
                                                        Hill            Projects
                                                   ----------------  ----------------
Cash and cash equivalents .......................            $1,906               $31
Real estate assets other than construction in
   progress .....................................            90,320                 -
Construction in progress ........................                -             26,006
Other assets ....................................               462                23
                                                   ================  ================
    Total assets ................................           $92,688           $26,060
                                                   ================  ================

Mortgage payable ................................           $69,842           $     -
Construction loan payable .......................                 -            23,971
Construction liabilities payable ................                 -             1,960
Other liabilities ...............................             1,281               212
Partners' capital ...............................            21,565               (83)
                                                   ----------------  ----------------
    Total liabilities and partners' capital .....           $92,688           $26,060
                                                   ================  ================


                                                        Income
                                                       Statement
                                                    (in thousands)
                                                   ----------------
                                                     Station Hill
                                                   ----------------
Revenues .......................................             $5,863

Expenses:
    Property operating .........................              2,064
    Depreciation and amortization ..............              1,488
    Interest ...................................              2,345
                                                   ----------------
      Total expenses ...........................              5,897
                                                   ----------------

Net loss .......................................               ($34)
                                                   ================


3. COMMUNITY DISPOSITIONS

On June 18, 1999, the Operating Partnership sold an apartment community in Bradenton, Florida, formerly known as Summit Hampton (352 apartment homes), for $17.1 million. The disposition of Summit Hampton resulted in the recognition of a gain on sale of $5.4 million. The net proceeds of $4.4 million, net of tax-exempt bond assumption of $12.3 million, were placed into escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and are expected to be used to fund future development communities.

On June 24, 1999, the Operating Partnership sold an apartment community in Goldsboro, North Carolina, formerly known as Summit Oak (100 apartment homes), for $4.1 million. The disposition of Summit Oak resulted in the recognition of a gain on sale of $907,000. The net proceeds of $1.5 million, net of mortgage assumption of $2.5 million, were placed into escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and are expected to be used to fund future development communities.

4. NOTES PAYABLE

The Operating Partnership has established a program for the sale of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). On March 18, 1999, the Operating Partnership sold $25 million of notes under the MTN Program. Such notes are due on March 16, 2009 and bear interest at 7.59% per year. Proceeds from the notes issued were used to reduce the Operating Partnership's unsecured line of credit. The Operating Partnership has issued Medium-Term Notes with an aggregate principal amount of $80 million ($55 million of which was issued during 1998) of the $95 million aggregate principal amount of Medium-Term Notes registered in connection with the MTN Program as of June 30, 1999. In July 1999, Summit Properties and the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission pursuant to which the Operating Partnership may issue debt securities with an aggregate public offering price of up to $250,000,000. The shelf registration statement was declared effective by the Securities and Exchange Commission on August 6, 1999. The Operating Partnership intends to establish a similar program for the sale of Medium-Term Notes under such registration statement, pursuant to which the Operating Partnership may issue Medium-Term Notes from time to time in the future subject to market conditions and other factors.

5. RESTRICTED STOCK

During the six months ended June 30, 1999 and 1998, Summit Properties granted 21,581 and 5,092 shares, respectively, of restricted stock to employees of the Operating Partnership and its subsidiaries under Summit Properties' 1994 Stock Option and Incentive Plan. The market value of the restricted stock grants awarded in 1999 and 1998 totaled $364,000 and $106,000, respectively, which has been recorded as unamortized restricted stock compensation and is shown as a separate component of partners' equity. Unearned compensation related to these restricted stock grants is being amortized to expense over the vesting period which ranges from three to five years.

6. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the six months ended June 30, 1999 and 1998 are as follows:

    A. The Operating Partnership sold two communities during the six months ended June 30, 1999 receiving net proceeds of $5.9 million which were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. Such proceeds are shown in the balance sheet caption "Restricted cash" and will be used to fund the future development of communities. The respective purchasers of these two communities assumed the related outstanding debt balances associated with such communities of $14.8 million.

    B. The Operating Partnership purchased Summit St. Clair effective March 1, 1998 and Summit Club at Dunwoody on May 22, 1998 by issuing 259,871 common units of limited partnership interest in the Operating Partnership ("Common Units"), assuming certain liabilities and paying cash. The recording of the purchases is summarized as follows (in thousands):

    Fixed assets............................................      $54,465
    Current liabilities assumed.............................         (322)
    Value of Units issued...................................       (5,213)
                                                                  -------

    Cash invested...........................................      $48,930
                                                                  =======

    C. The Operating Partnership sold a community (formerly Summit Providence) on May 18, 1998 for net proceeds of approximately $23.9 million. A gain on sale of $8.7 million was recognized. The proceeds of the sale were used to partially fund the acquisition of Summit Club at Dunwoody.

    D. The Operating Partnership accrued distributions payable in the amounts of $13.6 million and $11.8 million at June 30, 1999 and 1998, respectively.

    E. Summit Properties issued 21,581 and 5,092 shares of restricted stock valued at $364,000 and $106,000 during the six months ended June 30, 1999 and 1998, respectively, to employees of the Operating Partnership and its subsidiaries.

7. COMMITMENTS

The Operating Partnership has ten development projects currently under construction representing a total estimated cost of $189.7 million. The estimated cost to complete the projects is $110.9 million at June 30, 1999.

8. EXTRAORDINARY ITEMS

The extraordinary items in the six months ended June 30, 1998 resulted from the write-off of deferred financing costs in conjunction with the replacement by the Operating Partnership of its prior credit facility with a new credit facility as well as prepayment penalties on four mortgage notes which were repaid during the period.

9. EARNINGS PER UNIT

The only difference between "basic" and "diluted" weighted average common units is the dilutive effect of Summit Properties' stock options outstanding (35,779 and 20,983 units added to weighted common units outstanding for the three and six months ended June 30, 1999, respectively, and 25,452 and 28,288 units added to weighted common units outstanding for the three and six months ended June 30, 1998, respectively).

10. BUSINESS SEGMENTS

Effective December 31, 1998, the Operating Partnership adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the manner in which public enterprises report information about operating segments in financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the Operating Partnership's results of operations or financial position.

The Operating Partnership reports as a single business segment with activities related to the ownership, development, acquisition and management of "Class A" luxury apartments primarily in the southeastern, southwestern and mid-atlantic United States. The Operating Partnership uses Funds from Operations ("FFO") as a performance measure. The Operating Partnership computes FFO in accordance with the definition approved by the National Association of Real Estate Investment Trusts ("NAREIT").

Information for the apartment communities for the three and six months ended June 30, 1999 and 1998 is summarized below (dollars in thousands):


                                               Three Months Ended June 30,                    Three Months Ended June 30,
                                                           1999                                           1998
                                      ----------------------------------------------- ---------------------------------------------
                                          Apartment       Corporate/                     Apartment      Corporate/
                                         Operations          Other         Total        Operations         Other         Total
                                         ----------       ----------       -----        ----------      ----------       -----
Revenues:
   Rental and other property income .         $   43,684     $        -    $   43,684       $   34,317     $        -    $   34,317
   Interest and other income ........                 -             873           873                -            254           254
                                      ------------------ -------------- ------------- ---------------- -------------- -------------
    Total revenues ..................             43,684            873        44,557           34,317            254        34,571


Operating expenses:
   Property operating expenses ......             14,521              -        14,521           12,292              -        12,292
   Interest .........................                  -          9,973         9,973                           7,661         7,661
   General and administrative .......                  -            962           962                -            735           735
   Depreciation - other .............                  -             27            27                -             19            19
   Loss (income) on equity
      investments ...................                  5            292           297                -           (115)         (115)
                                      ------------------ -------------- ------------- ---------------- -------------- -------------
    Total operating expenses ........             14,526         11,254        25,780           12,292          8,300        20,592

Dividends to Series B preferred
   unitholders ......................                  -         (1,317)       (1,317)               -              -             -
Depreciation - joint venture ........                184              -           184                -              -             -

                                      ------------------ -------------- ------------- ---------------- -------------- -------------
Funds from Operations ...............             29,342        (11,698)       17,644           22,025         (8,046)       13,979

Depreciation - apartments ...........             (8,577)             -        (8,577)          (6,842)             -        (6,842)
Depreciation - joint venture ........               (184)             -          (184)               -              -             -
Gain on sale of real estate assets ..              6,307              -         6,307            8,731              -         8,731
Extraordinary items .................                  -              -             -                -              -             -
                                      ================== ============== ============= ================ ============== =============
Income available to common
   unitholders ......................         $   26,888     $  (11,698)   $   15,190       $   23,914     $   (8,046)   $   15,868
                                      ================== ============== ============= ================ ============== =============

Capital investments (1) .............         $   73,898     $      118    $   74,016       $  112,647     $       80    $  112,727
                                      ================== ============== ============= ================ ============== =============

Assets ..............................         $1,172,666     $    5,443    $1,178,109       $  919,357     $    3,433    $  922,790
                                      ================== ============== ============= ================ ============== =============


(1) Capital investments includes investments made during the year for the construction of new communities, acquisition of communities as well as capital expenditures on existing properties.


                                               Six Months Ended June 30,                       Six Months Ended June 30,
                                                         1999                                            1998
                                      ---------------------------------------------  ----------------------------------------------
                                        Apartment       Corporate/                      Apartment      Corporate/
                                       Operations          Other         Total         Operations         Other          Total
                                       ----------       ----------       -----         ----------       ---------        -----
Revenues:
   Rental and other property income .       $   85,740     $       -     $   85,740        $   67,385     $        -     $   67,385
   Interest and other income ........                -          1,966         1,966                 -            425            425
                                      ---------------- -------------- -------------  ---------------- -------------- --------------
    Total revenues ..................           85,740          1,966        87,706            67,385            425         67,810

Operating expenses:
   Property operating expenses ......           28,517              -        28,517            23,928              -         23,928
   Interest .........................                -         20,470        20,470                           14,959         14,959
   General and administrative .......                -          2,042         2,042                 -          1,536          1,536
   Depreciation - other .............                -             53            53                 -             38             38
   Loss (income) on equity
      investments ...................               13            609           622                 -            (43)           (43)
                                      ---------------- -------------- -------------  ---------------- -------------- --------------
    Total operating expenses ........           28,530         23,174        51,704            23,928         16,490         40,418

Dividends to Series B preferred
   unitholders ......................                -         (1,317)       (1,317)                -              -              -
Depreciation - joint venture ........              367              -           367                 -              -              -

                                      ---------------- -------------- -------------  ---------------- -------------- --------------
Funds from Operations ...............           57,577        (22,525)       35,052            43,457        (16,065)        27,392

Depreciation - apartments ...........          (16,804)             -       (16,804)          (13,363)             -        (13,363)
Depreciation - joint venture ........             (367)             -          (367)                -              -              -
Gain on sale of real estate assets ..            6,307              -         6,307             8,731              -          8,731
Extraordinary items .................                -              -             -                 -           (185)          (185)
                                      ================ ============== =============  ================ ============== ==============
Income available to common
   unitholders ......................       $   46,713    $   (22,525)   $   24,188        $   38,825     $  (16,254)    $   22,575
                                      ================ ============== =============  ================ ============== ==============

Capital investments (1) .............       $   73,898    $       118    $   74,016        $  112,647     $       80     $  112,727
                                      ================ ============== =============  ================ ============== ==============

Assets ..............................       $1,172,666    $     5,443    $1,178,109        $  919,357     $    3,433     $  922,790
                                      ================ ============== =============  ================ ============== ==============


(1) Capital investments includes investments made during the year for the construction of new communities, acquisition of communities as well as capital expenditures on existing properties.

11. PRIVATE PLACEMENT OF PREFERRED UNITS

On April 29, 1999, the Operating Partnership completed a private placement of
3.4 million of its 8.95% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") to two institutional investors at a price of $25.00 per unit. The net proceeds of approximately $83 million were used to repay amounts outstanding under the Operating Partnership's unsecured credit facility. The Series B Preferred Units may be exchanged by the holders into shares of Summit Properties' 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock ("Series B Preferred Shares") on a one-for-one basis. Holders of the Series B Preferred Units may exercise their exchange right (a) at any time on or after April 29, 2009, (b) at any time if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of particular specified events related to the treatment of the Operating Partnership or the Series B Preferred Units for federal income tax purposes. The Operating Partnership may redeem the Series B Preferred Units at any time on or after April 29, 2004 for cash at a redemption price of $25.00 per unit, plus all accumulated, accrued and unpaid distributions or dividends. In lieu of cash, the Operating Partnership may elect to deliver Series B Preferred Shares on a one-for-one basis, plus an amount equal to all accumulated, accrued and unpaid distributions or dividends. The Series B Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of Summit Properties or the Operating Partnership. Distributions on the Series B Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per annum of the $25.00 original capital contribution. Holders of the Series B Preferred Units received a distribution in the aggregate amount of approximately $1.3 million on June 30, 1999.

12.  COMMON STOCK REPURCHASE PROGRAM

On May 11, 1999, the Board of Directors of Summit Properties authorized a common stock repurchase program pursuant to which Summit Properties is authorized to purchase up to $50 million of its currently issued and outstanding par value $0.01 per share common stock ("Common Stock"). All repurchases have and will be made on the open market at prevailing prices. This authority may be exercised from time to time and in such amounts as market conditions warrant. During the six months ended June 30, 1999, Summit Properties repurchased 534,300 shares of Common Stock for an aggregate purchase price of approximately $10.5 million, an average price of $19.64 per share.

13.  SUBSEQUENT EVENTS

Summit Properties has repurchased 730,300 shares of Common Stock at an average price per share of $20.18, or an aggregate purchase price of approximately $14.7 million, during the period from July 1 to August 9, 1999.

On August 11, 1999, the Operating Partnership sold an apartment Community in Greenville, South Carolina, formerly known as Summit Beacon Ridge (144 apartment homes), for $7.6 million. The net proceeds of $7.4 million were placed into escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and are expected to be used to fund future development communities. The Operating Partnership does not expect to record a loss on the disposition of this Community.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, without limitation, statements relating to the operating performance of fully stabilized Communities, development activities of the Operating Partnership and the implementation of the Operating Partnership's plan to address Year 2000 issues. The Operating Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Operating Partnership, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Operating Partnership's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Operating Partnership's actual results and performance of stabilized and development communities and the actual costs, progress and expenses with respect to its plan to address Year 2000 issues could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on the operations and future prospects of the Operating Partnership include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs")), availability of capital, interest rates, construction delays due to unavailability of materials, weather conditions or other delays, competition, supply and demand for apartment communities in the Operating Partnership's current and proposed market areas, expenses of or delays in the identification and upgrade or replacement by the Operating Partnership of its non-Year 2000 compliant computer information systems and computer systems that do not relate to information technology, but include embedded technology, the Year 2000 compliance of vendors (including vendors of the Operating Partnership's computer information systems and such as local and regional electricity, natural gas and telecommunications providers) or third party service providers (including the Operating Partnership's primary bank and payroll processor), generally accepted accounting principles, policies and guidelines applicable to REITs, and those factors discussed in the section entitled "Development Activity -- Certain Factors Affecting the Performance of Development Communities" and in the section entitled "Year 2000" on page 24 of this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

The following discussion should be read in conjunction with the Consolidated Financial Statements of Summit Properties Partnership, L.P. and the Notes thereto appearing elsewhere herein.

HISTORICAL RESULTS OF OPERATIONS

The Operating Partnership's net income is generated primarily from operations of its apartment communities (the "Communities"). The changes in operating results from period to period reflect changes in existing Community performance and increases in the number of apartment homes due to development and acquisition of new Communities. Where appropriate, comparisons are made on a "fully stabilized Communities," "acquisition Communities," "stabilized development Communities" and "Communities in lease-up" basis in order to adjust for changes in the number of apartment homes. A Community is deemed to be "stabilized" when it has attained a physical occupancy level of at least 93%. A Community which the Operating Partnership has acquired is deemed "fully stabilized" when owned by the Operating Partnership for one year or more as of the beginning of the year. A Community which the Operating Partnership has developed is deemed "fully stabilized" when stabilized for the two prior years as of the beginning of the current year. A Community is deemed to be a "stabilized development" when stabilized as of the beginning of the current year but not the entire two prior years. All Communities information presented is before real estate depreciation and amortization expense. Communities' average physical occupancy presented is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the Communities, expressed as a percentage. Average physical occupancy has been calculated using the average of the occupancy that existed on Sunday during each week of the period. Average monthly rental revenue presented represents the average monthly net rental revenue per occupied apartment home. The Operating Partnership's methodology for calculating average physical occupancy and average monthly rental revenue may differ from the methodology used by other equity REITs and, accordingly, may not be comparable to such other REITs.

Effective January 1, 1999, the Operating Partnership implemented prospectively a new accounting policy whereby the cost of carpet replacements is capitalized and depreciated over their estimated useful lives. Previously, the cost of carpet replacement had been expensed. The Operating Partnership believes that the newly adopted accounting policy is preferable as it is consistent with standards and practices utilized by the majority of the Operating Partnership's peers and provides a better matching of expenses with the related benefit of the expenditure. The change in accounting policy is being treated prospectively as a change in accounting estimate. The effect of the change in the accounting policy for carpet for the three and six months ended June 30, 1999 was an increase in net income of $422,000 and $733,000, respectively. Comparative property operating information for the three and six months ended June 30, 1998 has been adjusted to reflect the 1999 change in accounting policy. Carpet replacement expenditures for the three and six months ended June 30, 1998 for the entire portfolio of communities were $432,000 and $770,000, respectively.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

For the three and six months ended June 30, 1999, income before gain on sale of real estate assets and extraordinary items increased $3.1 million and $5.2 million, respectively, to approximately $10.2 million and $19.2 million, respectively, from the three and six months ended June 30, 1998.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S PORTFOLIO OF COMMUNITIES

The operating performance of the Communities for the three and six months ended June 30, 1999 and 1998 is summarized below (dollars in thousands):


                                                      THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                           JUNE 30,                              JUNE 30,
                                              -----------------------------------  --------------------------------------
                                                1999        1998      % CHANGE        1999          1998      % CHANGE
                                              ----------  ----------  -----------  ------------  -----------  -----------
Property revenues:
    Fully stabilized communities ...........     $23,484     $22,144        6.1%        $46,601      $44,304        5.2%
    Acquisition communities ................       8,985       1,325      578.1%         18,016        1,660      985.3%
    Stabilized development communities .....       6,110       5,369       13.8%         12,092       10,241       18.1%
    Communities in lease-up ................       4,425         351     1160.7%          7,510          653     1050.1%
    Communities sold .......................         680       5,128      -86.7%          1,521       10,527      -85.5%
                                              ----------  ----------               ------------  -----------
Total property revenues ....................      43,684      34,317       27.3%         85,740       67,385       27.2%
                                              ----------  ----------               ------------  -----------
Property operating and maintenance expense:
    Fully stabilized communities ...........       7,921       7,702        2.8%         15,656       15,215        2.9%
    Acquisition communities ................       3,044         336      806.0%          6,119          426     1336.4%
    Stabilized development communities .....       1,857       1,707        8.8%          3,751        3,239       15.8%
    Communities in lease-up ................       1,383         191      624.1%          2,305          310      643.5%
    Communities sold .......................         316       1,953      -83.8%            686        4,022      -82.9%
                                              ----------  ----------               ------------  -----------
Total property operating and
  maintenance expense ......................      14,521      11,889       22.1%         28,517       23,212       22.9%
                                              ----------  ----------               ------------  -----------
Property operating income ..................     $29,163     $22,428       30.0%        $57,223      $44,173       29.5%
                                              ==========  ==========               ============  ===========

Apartment homes, end of period .............      17,829      16,263        9.6%         17,829       16,263        9.6%
                                              ==========  ==========               ============  ===========




A summary of the Operating Partnership's apartment homes for the six months ended June 30, 1999 and 1998 is as follows:

                                                                               1999           1998
                                                                            ------------   ------------
Apartment homes at January 1 ............................................         18,001         14,980
Developments which began rental operations during the period ............            280          1,067
Sale of apartment homes .................................................           (452)          (444)
Acquisitions ............................................................              -            660
                                                                            ============   ============
Apartment homes at June 30 ..............................................         17,829         16,263
                                                                            ============   ============

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S FULLY STABILIZED
COMMUNITIES

The operating performance of the 41 Communities stabilized since January 1, 1997 in each of the three and six months ended June 30, 1999 and 1998, respectively, are summarized below (dollars in thousands except average monthly rental revenue):


                                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                  JUNE 30,                             JUNE 30,
                                                     -----------------------------------  ------------------------------------
                                                        1999        1998     % CHANGE        1999         1998     % CHANGE
                                                     ----------- ----------- -----------  -----------  ----------- -----------
        Property revenues:
           Rental .................................      $21,952     $20,939       4.8%       $43,762      $42,003       4.2%
           Other ..................................        1,532       1,205      27.1%         2,839        2,301      23.4%
                                                     ----------- -----------              -----------  -----------
        Total property revenues ...................       23,484      22,144       6.1%        46,601       44,304       5.2%
                                                     ----------- -----------              -----------  -----------
        Property operating and maintenance expense:
           Personnel ..............................        1,828       1,705       7.2%         3,454        3,274       5.5%
           Advertising and promotion ..............          306         332      -7.8%           612          635      -3.6%
           Utilities ..............................        1,135       1,183      -4.1%         2,269        2,380      -4.7%
           Building repairs and maintenance (1) ...        1,345       1,315       2.3%         2,650        2,523       5.0%
           Real estate taxes and insurance ........        2,344       2,276       3.0%         4,670        4,600       1.5%
           Property supervision ...................          581         552       5.3%         1,151        1,102       4.4%
           Other operating expense ................          382         339      12.7%           850          701      21.3%
                                                     ----------- -----------              -----------  -----------
        Total property operating and
          maintenance expense .....................        7,921       7,702       2.8%        15,656       15,215       2.9%
                                                     =========== ===========              ===========  ===========
        Property operating income .................      $15,563     $14,442       7.8%       $30,945      $29,089       6.4%
                                                     =========== ===========              ===========  ===========

        Average physical occupancy ................        94.0%       91.9%       2.2%         93.9%        92.4%       1.6%
                                                     =========== ===========              ===========  ===========

        Average monthly rental revenue ............         $808        $794       1.8%          $807         $790       2.2%
                                                     =========== ===========              ===========  ===========

        Number of apartment homes .................        9,820       9,820                    9,820        9,820
                                                     =========== ===========              ===========  ===========


        (1) Effective January 1, 1999, the Operating Partnership implemented prospectively a new accounting policy whereby expenditures for carpets are capitalized. Previously, the cost of carpet replacement had been expensed. The change in accounting policy has been treated as a change in accounting estimate and, accordingly, the 1998 historical financial statements have not been restated to reflect the change. However, for comparative purposes only, fully stabilized Communities building repairs and maintenance cost for the three and six months ended June 30, 1998 has been adjusted in the table above to reflect the new policy. Carpet replacement costs were $338,000 and $321,000 for the three months ended June 30, 1999 and 1998, respectively, and $623,000 and $567,000 for the six months ended June 30, 1999 and 1998, respectively.

     The increase in rental revenue from fully stabilized Communities was primarily the result of increases in average rental rates and increased occupancy. The higher revenues were primarily in the Operating Partnership's Florida, Atlanta, Georgia, Washington D.C. metro and Richmond, Virginia markets. Property operating and maintenance costs increased by 2.8% and 2.9% during the three and six months ended June 30, 1999 as compared to the same periods in 1998 primarily due to the addition of Communities during 1998 (see "Operating Performance of the Operating Partnership's Acquisition Communities" below). As a percentage of total property revenue, property operating and maintenance expenses decreased for the three month period from 34.8% in 1998 to 33.7% in 1999. For the six month period, property operating and maintenance expenses as a percentage of total property revenue decreased from 34.3% in 1998 to 33.6% in 1999.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S ACQUISITION COMMUNITIES

Acquisition Communities consist of Summit St. Clair (acquired effective March 1,
1998), Summit Club at Dunwoody (acquired May 22, 1998), Summit Lenox (acquired July 8, 1998) and a portfolio of seven Communities acquired from Ewing Industries, Inc. and its affiliates (six of which were acquired November 3, 1998 and one of which was acquired on December 31, 1998 after certain operating performance benchmarks were reached). The operations of these Communities for the three and six months ended June 30, 1999 and 1998 are summarized as follows (dollars in thousands except average monthly rental revenue):

                                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                       JUNE 30,                  JUNE 30,
                                                                ------------------------  ------------------------
                                                                  1999         1998          1999         1998
                                                                ----------  ------------  -----------  -----------
         Property revenues:
             Rental revenues .................................      $8,554        $1,269      $17,213       $1,591
             Other property revenue ..........................         431            56          803           69
                                                                ----------  ------------  -----------  -----------
         Total property revenues .............................       8,985         1,325       18,016        1,660
                                                                ----------  ------------  -----------  -----------
         Property operating and maintenance
             expense (1) .....................................       3,044           336        6,119          426
                                                                ==========  ============  ===========  ===========
         Property operating income ...........................      $5,941          $989      $11,897       $1,234
                                                                ==========  ============  ===========  ===========

         Average physical occupancy ..........................       93.2%         96.5%        93.1%        96.6%
                                                                ==========  ============  ===========  ===========

         Average monthly rental revenue (2) ..................        $872          $907         $874         $906
                                                                ==========  ============  ===========  ===========

         Number of apartment homes ...........................       3,557           660        3,557          660
                                                                ==========  ============  ===========  ===========

         (1) Effective January 1, 1999, the Operating Partnership implemented prospectively a new accounting policy whereby expenditures for carpets are capitalized. Previously, the cost of carpet replacement had been expensed. The change in accounting policy has been treated as a change in accounting estimate and, accordingly, the 1998 historical financial statements have not been restated. However, for comparative purposes only, acquisition Communities building repairs and maintenance cost for the three and six months ended June 30, 1998 has been adjusted in the table above to reflect the new policy. Carpet replacement costs were $31,000 and $1,000 for the three months ended June 30, 1999 and 1998, respectively, and $40,000 and $2,000 for the six months ended June 30, 1999 and 1998, respectively.
         (2) Average monthly rental revenue for the three and six months ended June 30, 1999 for Summit St. Clair and Summit Club at Dunwoody (the only Communities owned as of June 30, 1998) was $955 and $951, respectively, representing a 5.3% increase from 1998 for the three month period and a 5.0% increase from 1998 for the six month period.

The unleveraged yield on investment for the acquisition Communities, defined as property operating income for the three and six months ended June 30, 1999 on an annualized basis over total acquisition cost, was 8.93% and 8.91%, respectively.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S STABILIZED DEVELOPMENT COMMUNITIES

The Operating Partnership had nine development Communities (Summit Ballantyne I, Summit Sedgebrook I, Summit on the River, Summit Lake I, Summit Norcroft II, Summit Stonefield, Summit Russett, Summit Fairways and Summit Plantation II) which were stabilized during the entire six months ended June 30, 1999 but were stabilized subsequent to January 1, 1997. Such Communities will be classified as fully stabilized in the year 2000 since they will have been stabilized for two full years as of January 1, 2000. The operating performance of these nine Communities for the three and six months ended June 30, 1999 and 1998 is summarized below (dollars in thousands except average monthly rental revenue):

                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                      JUNE 30,                   JUNE 30,
                                                               ------------------------ ---------------------------
                                                                  1999        1998          1999          1998
                                                               ----------- ------------ -------------  ------------
         Property revenues:
             Rental revenues ...............................        $5,690       $5,070       $11,330        $9,663
             Other property revenue ........................           420          299           762           578
                                                               ----------- ------------ -------------  ------------
         Total property revenues ...........................         6,110        5,369        12,092        10,241
                                                               ----------- ------------ -------------  ------------
         Property operating and maintenance
             expense (1) ...................................         1,857        1,707         3,751         3,239
                                                               =========== ============ =============  ============
         Property operating income .........................        $4,253       $3,662        $8,341        $7,002
                                                               =========== ============ =============  ============

         Average physical occupancy ........................         93.7%        92.1%         93.7%         92.0%
                                                               =========== ============ =============  ============

         Average monthly rental revenue ....................          $922         $903          $921          $896
                                                               =========== ============ =============  ============

         Number of apartment homes .........................         2,212        2,212         2,212         2,212
                                                               =========== ============ =============  ============

         (1) Effective January 1, 1999, the Operating Partnership implemented prospectively a new accounting policy whereby expenditures for carpets are capitalized. Previously, the cost of carpet replacement had been expensed. The change in accounting policy has been treated as a change in accounting estimate and, accordingly, the 1998 historical financial statements have not been restated to reflect the change. However, for comparative purposes only, stabilized development Communities building repairs and maintenance cost for the three and six months ended June 30, 1998 has been adjusted in the table above to reflect the new policy. Carpet replacement costs were $42,000 and $12,000 for the three months ended June 30, 1999 and 1998, respectively, and $62,000 and $15,000 for the three and six months ended June 30, 1999 and 1998, respectively.

The unleveraged yield on investment for the stabilized development Communities, defined as property operating income for the three and six months ended June 30, 1999 on an annualized basis over total development cost, was 10.44% and 10.33%, respectively.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S COMMUNITIES IN LEASE-UP

The Operating Partnership had ten Communities in lease-up during the six months ended June 30, 1999. A Community in lease-up is defined as one which has commenced rental operations but was not stabilized as of the beginning of the current year. A summary of the ten Communities in lease-up as of June 30, 1999 is as follows (dollars in thousands):

                                                       TOTAL        ACTUAL/                                   % LEASED
                                         NUMBER OF    ACTUAL/     ANTICIPATED      ACTUAL/        Q2 1999       AS OF
                                         APARTMENT   ESTIMATED   CONSTRUCTION    ANTICIPATED      AVERAGE     JUNE 30,
COMMUNITY                                  HOMES        COST      COMPLETION    STABILIZATION    OCCUPANCY      1999
--------------------------------------  ------------ ----------- -------------- --------------- ------------ ------------
Summit Ballantyne II - Charlotte, NC ...         154     $10,200    Q4 1998        Q1 1999        92.12%       94.00%
Summit New Albany I - Fairfax, VA ......         301      24,000    Q4 1998        Q3 1999        81.62%       93.70%
Summit Fair Lakes I - Fairfax, VA ......         370      32,800    Q1 1999        Q2 1999        94.66%       99.20%
Summit Governor's Village - Chapel
   Hill, NC ............................         242      16,900    Q1 1999        Q2 1999        81.08%       98.30%
Summit Lake II - Raleigh, NC ...........         144      10,200    Q2 1999        Q3 1999        35.48%       54.90%
Summit Doral - Miami, FL (1) ...........         260      22,800    Q3 1999        Q4 1999        61.27%       80.40%
Summit Westwood - Raleigh, NC ..........         354      24,800    Q3 1999        Q4 1999        56.07%       86.20%
Summit Sedgebrook II - Charlotte, NC ...         120       7,500    Q3 1999        Q1 2000        39.22%       77.50%
Summit Fair Lakes II - Fairfax, VA (1) .         160      14,200    Q3 1999        Q1 2000        18.34%       87.50%
                                        ============ ===========
                                               2,105    $163,400
                                        ============ ===========

(1) The related assets of such properties are included in the Construction in Progress category at June 30, 1999.

In addition to the Communities listed in the table above, Summit Fairview (135 apartment homes) is an existing property which is currently undergoing a major renovation. The renovation includes upgrades of the interior of the apartment homes (new cabinets, fixtures and other interior upgrades), upgrades to the parking lots and landscaping, as well as exterior painting of buildings. The renovation will require certain apartment homes to be unavailable for rental over the course of the project. The operations of Summit Fairview are included in lease-up Communities results due to the renovation work.

All Communities listed above were in lease-up during the six months ended June 30, 1999. Of the nine Communities listed in the table above and Summit Fairview, only Summit Fairview, Summit Ballantyne II, Summit Governor's Village, Summit New Albany I and Summit Fair Lakes I had operating activity during the three and six months ended June 30, 1998. The operating performance of these Communities for the three and six months ended June 30, 1999 and 1998 is summarized below (dollars in thousands except average monthly rental revenue):

                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                             JUNE 30,                   JUNE 30,
                                                      -----------------------  ---------------------------
                                                         1999        1998         1999           1998
                                                      -----------  ----------  ------------  -------------
Property revenues:
    Rental revenues .................................      $4,145        $319        $7,049           $616
    Other property revenue ..........................         280          32           461             37
                                                      -----------  ----------  ------------  -------------
Total property revenues .............................       4,425         351         7,510            653
                                                      -----------  ----------  ------------  -------------
Property operating and maintenance
    expense (1) .....................................       1,383         191         2,305            310
                                                      ===========  ==========  ============  =============
Property operating income ...........................      $3,042        $160        $5,205           $343
                                                      ===========  ==========  ============  =============

Average physical occupancy ..........................       68.7%       13.6%         59.8%          13.9%
                                                      ===========  ==========  ============  =============

Average monthly rental revenue ......................        $882        $957          $883           $956
                                                      ===========  ==========  ============  =============

Number of apartment homes ...........................       2,240       1,202         2,240          1,202
                                                      ===========  ==========  ============  =============

(1) Effective January 1, 1999, the Operating Partnership implemented prospectively a new accounting policy whereby expenditures for carpets are capitalized. Previously, the cost of carpet replacement had been expensed. The change in accounting policy has been treated as a change in accounting estimate and, accordingly, the 1998 historical financial statements have not been restated to reflect the change. However, for comparative purposes only, lease-up Communities building repairs and maintenance cost for the three and six months ended June 30, 1998 has been adjusted in the table above to reflect the new policy. Carpet replacement costs were $2,000 and $4,000 for the three and six months ended June 30, 1999, respectively. There were no carpet replacement expenditures for the Communities in lease-up during the six months ended June 30, 1998.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S DISPOSITION COMMUNITIES

Disposition communities consist of the former Summit Hampton and Summit Oak communities in 1999 (the "1999 dispositions"). The 1998 dispositions consist of the 1999 dispositions as well as the following communities disposed during 1998 (former community names): Summit Providence, Summit Springs, Summit Old Town, Summit Creek, Summit Green, Summit Hill, Summit Hollow and Summit Station (the "1998 dispositions"). The operating performance of these communities is summarized below (dollars in thousands except average monthly rental revenue):

                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                             JUNE 30,                   JUNE 30,
                                                      -----------------------  ---------------------------
                                                         1999        1998         1999           1998
                                                      -----------  ----------  ------------  -------------
Property revenues:
    Rental revenues ...............................          $661      $5,022        $1,461        $10,198
    Other property revenue ........................            19         106            60            329
                                                      -----------  ----------  ------------  -------------
Total property revenues ...........................           680       5,128         1,521         10,527
                                                      -----------  ----------  ------------  -------------
Property operating and maintenance
    expense (1) ...................................           316       1,953           686          4,022
                                                      -----------  ----------  ------------  -------------
Property operating income .........................          $364      $3,175          $835         $6,505
                                                      ===========  ==========  ============  =============

Average physical occupancy ........................         95.8%      92.73%         95.5%         91.68%
                                                      ===========  ==========  ============  =============

Average monthly rental revenue ....................          $632        $691          $628           $689
                                                      ===========  ==========  ============  =============

Number of apartment homes .........................           452       2,813           452          2,813
                                                      ===========  ==========  ============  =============

(1) Effective January 1, 1999, the Operating Partnership implemented prospectively a new accounting policy whereby expenditures for carpets are capitalized. Previously, the cost of carpet replacement had been expensed. The change in accounting policy has been treated as a change in accounting estimate and, accordingly, the 1998 historical financial statements have not been restated to reflect the change. However, for comparative purposes only, disposition communities building repairs and maintenance cost for the three and six months ended June 30, 1998 has been adjusted in the table above to reflect the new policy. Carpet replacement costs were $20,000 and $98,000 for the three months ended June 30, 1999 and 1998, respectively. Carpet replacement costs for the six months ended June 30, 1999 and 1998 were $42,000 and $186,000, respectively.

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

The operating performance of Summit Management Company (the "Management Company") and its wholly-owned subsidiary, Summit Apartment Builders Inc. (the "Construction Company"), for the three and six months ended June 30, 1999 and 1998 is summarized below (dollars in thousands):

                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             JUNE 30,                   JUNE 30,
                                                      -----------------------  ---------------------------
                                                         1999        1998          1999          1998
                                                      -----------  ----------  ------------- -------------
Revenue ............................................      $2,330      $1,597         $4,161        $3,055
Expenses
    Operating ......................................       2,401       1,276          4,327         2,601
    Depreciation ...................................          70          59            143           118
    Amortization ...................................          76          72            150           143
    Interest .......................................          75          75            150           150
                                                      -----------  ----------  ------------- -------------
    Total expenses .................................       2,622       1,482          4,770         3,012
                                                      ===========  ==========  ============= =============
Net (loss) income of Summit Management Company .....       ($292)       $115          ($609)          $43
                                                      ===========  ==========  ============= =============

The increase in revenue for the three and six month periods was primarily a result of higher revenues from managing the Operating Partnership's Communities and higher revenues from construction activity. The increase in operating expenses was a result of increased construction activities and increased personnel at the Management Company in order to better support the Operating Partnership's growth objectives, including improving the operating performance of its stabilized Communities. In addition, the number of personnel dedicated to information systems at the Management Company increased.

Property management fees include $328,000 and $357,000 of fees from third parties for the three months ended June 30, 1999 and 1998, respectively, and $653,000 and $658,000 of fees from third parties for the six months ended June 30, 1999 and 1998, respectively. Property management fees from third parties as a percentage of total property management revenues were 20.6% and 21.2% for the three months ended June 30, 1999 and 1998, respectively, and 21.4% and 21.0% for the six months ended June 30, 1999 and 1998, respectively. The Operating Partnership expects third party management revenue as a percentage of total property management revenues to continue to decline as revenues from the Operating Partnership's Communities continue to increase.

All of the Construction Company's revenues are from contracts with the Operating Partnership.

OTHER INCOME AND EXPENSES

Interest income increased by $619,000 and $1.6 million, respectively, to $799,000 and $1.8 million for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998, primarily due to interest earned on proceeds from property sales placed in escrow in accordance with like-kind exchange income tax regulations.

Interest expense, including amortization of deferred financing costs, increased by $2.3 million and $5.5 million for the three and six months ended June 30, 1999, respectively, compared with the same periods in 1998. This increase was primarily the result of an increase in the Operating Partnership's average indebtedness outstanding. Average indebtedness outstanding increased $165.6 million and effective interest cost decreased 0.12% (6.73% to 6.61%) for the three months ended June 30, 1999 as compared to the same period in 1998. Average indebtedness outstanding increased $208.0 million and effective interest cost decreased 0.16% (6.71% to 6.55%) for the six months ended June 30, 1999 as compared to the same period in 1998.

Depreciation expense increased $1.7 million and $3.5 million, or 35.4% and 25.8%, for the three and six months ended June 30, 1999, respectively, compared with the similar periods in 1998, primarily due to depreciation on recently acquired or developed Communities, offset by a reduction in depreciation related to Communities sold.

General and administrative expenses increased $227,000 and $506,000, or 30.9% and 32.9%, for the three and six months ended June 30, 1999, respectively, as compared to the similar periods in 1998, primarily due to increased compensation costs and expenses related to the Operating Partnership's overall growth. As a percentage of revenues, general and administrative expenses were 2.2% and 2.1% for the three months ended June 30, 1999 and 1998 and 2.3% for both of the six month periods ending June 30, 1999 and 1998, respectively.

EXTRAORDINARY ITEMS

The extraordinary items in the six months ended June 30, 1998 resulted from the write-off of deferred financing costs in conjunction with the replacement by the Operating Partnership of its prior credit facility with a new credit facility as well as prepayment penalties on four mortgage notes which were repaid during the period.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Operating Partnership's net cash provided by operating activities decreased from $30.0 million for the six months ended June 30, 1998 to $27.8 million for the same period in 1999, primarily due to a $13.8 million increase in property operating income and a $1.6 million increase in interest income offset by a $5.3 million increase in interest paid and a $5.9 million decrease in accounts payable and accrued expenses. The increase in interest income was due to interest earned on proceeds from property sales placed in escrow in accordance with like-kind exchange income tax regulations. The increase in interest paid was primarily due to an increase in the average indebtedness outstanding. The decrease in accounts payable and accrued expenses was primarily due to timing of property tax and construction related payments and the payment of certain liabilities assumed in conjunction with the Operating Partnership's Community acquisitions during the fourth quarter of 1998.

Net cash used in investing activities for the six months ended June 30, 1998 was $95.1 million. Cash provided by investing activities was $5.1 million for the same period in 1999 due to the absence of the purchase of communities during the six months ended June 30, 1999, and an increase in proceeds from sale of Communities, partially offset by an increase in the construction of Communities. Property sale proceeds in 1998 were placed in escrow in accordance with like-kind exchange income tax regulations. Proceeds from the sale of Communities in 1999 represents funds expended from these like-kind exchange escrows. In the event the proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company level tax may be incurred.

Net cash provided by financing activities was $63.8 million for the six months ended June 30, 1998. Net cash used in financing activities was $32.3 million for the same period in 1999, primarily due to net repayments of $98.5 million on the Operating Partnership's Unsecured Credit Facility (as hereinafter defined) funded partially by the use of $82.9 million of proceeds from the sale of Series B Preferred Units during the period. Other uses of cash during the six months ended June 30, 1999 which caused an increase in cash used in financing activities were the payment of higher dividends and distributions to unitholders, the repurchase of Common Stock for an aggregate purchase price of approximately $10.5 million, a decrease in repayment of mortgage debt and a decrease in equity proceeds from Summit Properties' dividend reinvestment and stock purchase plans, offset by increased borrowings from unsecured bonds.

The ratio of earnings to fixed charges was 1.86 for the six months ended June 30, 1999 as compared to 2.14 for the six months ended June 30, 1998. The decrease is primarily due to increased interest charges as discussed in "Historical Results of Operations -- Other Income and Expenses" above.

The Operating Partnership's outstanding indebtedness at June 30, 1999 totaled $634.8 million. This amount includes approximately $265.7 million in fixed rate conventional mortgages, $39.0 million of variable rate tax-exempt bonds, $266.0 million of unsecured notes, $9.1 million of tax-exempt fixed rate loans, and $55.0 million under the Unsecured Credit Facility (as hereinafter defined).

During the six months ended June 30, 1999, the Operating Partnership sold two communities, one of which had an associated variable rate tax-exempt bond ($12.3 million outstanding at the date of sale) and one of which had an associated conventional mortgage ($2.5 million outstanding at the date of sale). Both of these debt instruments were assumed by the respective purchasers of the communities upon sale.

The Operating Partnership repaid four mortgage notes with a balance of $11.9 million during the first quarter of 1998. The mortgage notes had an 8% interest rate and were repaid from borrowings under the Operating Partnership's Unsecured Credit Facility (as hereinafter defined).

The Operating Partnership expects to meet its short-term liquidity requirements (i.e., liquidity requirements arising within 12 months) including recurring capital expenditures relating to maintaining its existing properties, generally through its working capital, net cash provided by operating activities and borrowings under its Unsecured Credit Facility (as hereinafter defined). The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of dividends and distributions. The Operating Partnership expects to meet its long-term liquidity requirements (i.e., liquidity requirements arising after 12 months), such as scheduled mortgage debt maturities, property acquisitions, financing of construction and development activities and other non-recurring capital improvements, through the issuance of unsecured notes and equity securities, from undistributed cash flow, from proceeds received from the disposition of certain Communities and in connection with the acquisition of land or improved property, through the issuance of Common Units.

CREDIT FACILITY

The Operating Partnership has a syndicated unsecured line of credit (the "Unsecured Credit Facility") in the amount of $200 million. The Unsecured Credit Facility provides funds for new development, acquisitions and general working capital purposes. The Unsecured Credit Facility has a three-year term with two one-year extension options and will initially bear interest at LIBOR+90 basis points based upon the Operating Partnership's current credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The interest rate will be reduced in the event an upgrade of the Operating Partnership's unsecured credit rating is obtained. The Unsecured Credit Facility also provides a bid option sub-facility equal to a maximum of fifty percent of the total facility ($100 million). This sub-facility provides the Operating Partnership with the option to place borrowings in a fixed LIBOR contract up to 180 days.

MEDIUM-TERM NOTES

The Operating Partnership has established a program for the sale of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). On March 18, 1999, the Operating Partnership sold $25 million of notes under the MTN Program. Such notes are due on March 16, 2009 and bear interest at 7.59% per year. Proceeds from the notes issued were used to reduce the Unsecured Credit Facility. The Operating Partnership has issued Medium-Term Notes with an aggregate principal amount of $80 million ($55 million of which was issued during 1998) of the $95 million aggregate principal amount of Medium-Term Notes registered in connection with the MTN Program. In July 1999, Summit Properties and the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission pursuant to which the Operating Partnership may issue debt securities with an aggregate public offering price of up to $250,000,000. The shelf registration statement was declared effective by the Securities and Exchange Commission on August 6, 1999. The Operating Partnership intends to establish a similar program for the sale of Medium-Term Notes under such registration statement, pursuant to which the Operating Partnership may issue Medium-Term Notes from time to time in the future subject to market conditions and other factors.

PRIVATE PLACEMENT OF PREFERRED UNITS

On April 29, 1999, the Operating Partnership completed a private placement of
3.4 million of its 8.95% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") to two institutional investors at a price of $25.00 per unit. The net proceeds of approximately $83 million were used to repay amounts outstanding under the Operating Partnership's unsecured credit facility. The Series B Preferred Units may be exchanged by the holders into shares of Summit Properties' 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock ("Series B Preferred Shares") on a one-for-one basis. Holders of the Series B Preferred Units may exercise their exchange right (a) at any time on or after April 29, 2009, (b) at any time if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of particular specified events related to the treatment of the Operating Partnership or the Series B Preferred Units for federal income tax purposes. The Operating Partnership may redeem the Series B Preferred Units at any time on or after April 29, 2004 for cash at a redemption price of $25.00 per unit, plus all accumulated, accrued and unpaid distributions or dividends. In lieu of cash, the Operating Partnership may elect to deliver Series B Preferred Shares on a one-for-one basis, plus an amount equal to all accumulated, accrued and unpaid distributions or dividends. The Series B Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of Summit Properties or the Operating Partnership. Distributions on the Series B Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per annum of the $25.00 original capital contribution. Holders of the Series B Preferred Units received a distribution in the aggregate amount of approximately $1.3 million on June 30, 1999.

COMMON STOCK REPURCHASE PROGRAM

On May 11, 1999, the Board of Directors of Summit Properties authorized a common stock repurchase program pursuant to which Summit Properties is authorized to purchase up to $50 million of its currently issued and outstanding par value $0.01 per share common stock ("Common Stock"). All repurchases have and will be made on the open market at prevailing prices. This authority may be exercised from time to time and in such amounts as market conditions warrant. During the six months ended June 30, 1999, Summit Properties repurchased 534,300 shares of Common Stock for an aggregate purchase price of approximately $10.5 million, an average price of $19.64 per share.

COMMUNITY DISPOSITIONS

On June 18, 1999, the Operating Partnership sold an apartment community in Bradenton, Florida, formerly known as Summit Hampton (352 apartment homes) for $17.1 million. The disposition of Summit Hampton resulted in the recognition of a gain on sale of $5.4 million. The net proceeds of $4.4 million, net of tax-exempt bond assumption of $12.3 million, were placed into escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and will be used to fund future development communities.

On June 24, 1999, the Operating Partnership sold an apartment community in Goldsboro, North Carolina, formerly known as Summit Oak (100 apartment homes) for $4.1 million. Net proceeds of $1.5 million, net of mortgage assumption of $2.5 million, were placed into escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. The escrow funds will be used to fund future development communities. A gain on sale of $907,000 was recognized.

On August 11, 1999, the Operating Partnership sold an apartment Community in Greenville, South Carolina, formerly known as Summit Beacon Ridge (144 apartment homes), for $7.6 million. The net proceeds of $7.4 million were placed into escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and are expected to be used to fund future development communities. The Operating Partnership does not expect to record a loss on the disposition of this Community.

PROPERTIES BEING MARKETED FOR SALE

At June 30, 1999, the Operating Partnership had five apartment Communities for sale with a net book value of approximately $40.9 million. The Operating Partnership does not anticipate incurring a loss on any individual apartment Community sale. The five apartment Communities held for sale represented approximately 4.6% of property operating income for the Operating Partnership for the six months ended June 30, 1999. The Operating Partnership intends to use proceeds from these sales and future sales of Communities to fund future development and to repurchase Common Stock under Summit Properties' common stock repurchase program.

DEVELOPMENT ACTIVITY

The Operating Partnership's construction in progress at June 30, 1999 is summarized as follows (dollars in thousands):

                                                                   TOTAL                     ESTIMATED     ANTICIPATED
                                                   APARTMENT     ESTIMATED      COST TO       COST TO     CONSTRUCTION
COMMUNITY                                            HOMES         COSTS         DATE        COMPLETE      COMPLETION
------------------------------------------------  -------------  -----------  ------------  ------------ ----------------
Summit Doral - Miami, FL (1) ....................           260      $22,800       $20,861        $1,939     Q3 1999
Summit Fair Lakes II - Fairfax, VA (1) ..........           160       14,200        13,721           479     Q3 1999
Summit New Albany II- Columbus, OH ..............           127        9,800         3,722         6,078     Q4 1999
Summit Largo - Largo, MD ........................           217       18,000        10,014         7,986     Q1 2000
Summit Hunter's Creek - Orlando, FL .............           270       19,200         5,716        13,484     Q1 2000
Summit Russett II- Laurel, MD ...................           112        9,900         3,287         6,613     Q2 2000
Summit Deer Creek - Atlanta, GA .................           292       22,200         6,323        15,877     Q2 2000
Summit Ashburn Farm- Loudon County, VA ..........           162       13,800         3,615        10,185     Q3 2000
Summit Grandview - Charlotte, NC ................           266       45,500         9,397        36,103     Q4 2000
Reunion Park by Summit- Raleigh , NC ............           248       14,300         2,108        12,192     Q1 2001
                                                  -------------  -----------  ------------  ------------

                                                          2,114      189,700        78,764       110,936
Other development and construction costs (2) ....             -            -        39,115             -
                                                  =============  ===========  ============  ============
                                                          2,114   $  189,700     $ 117,879     $ 110,936
                                                  =============  ===========  ============  ============

(1) These communities were in lease-up at June 30, 1999.
(2) Consists primarily of land held for development and other predevelopment costs.

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

Other development risks include the possibility of incurring additional costs or liabilities resulting from defects in construction material and the possibility that financing may not be available on favorable terms, or at all, to pursue or complete development activities. Similarly, market conditions at the time these Communities become available for leasing will affect the rental rates that may be charged and the period of time necessary to achieve stabilization, which could make one or more of the development Communities unprofitable or result in achieving stabilization later than currently anticipated. In addition, the Operating Partnership is conducting feasibility and other pre-development work for six Communities. The Operating Partnership could abandon the development of any one or more of these potential Communities in the event that it determines that market conditions do not support development, financing is not available on favorable terms or other circumstances which may prevent development. Similarly, there can be no assurance that, if the Operating Partnership does pursue one or more of these potential Communities, that it will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.

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

ASSESSMENT

The Operating Partnership has substantially completed an assessment of its standard computer information systems and is now taking the further necessary steps to make its core computer information systems, in those situations in which the Operating Partnership is required to do so, Year 2000 compliant. See "Remediation and Implementation" below. As of June 30, 1999, the Operating Partnership is 100% complete with its assessment of the Year 2000 compliance in regard to the Operating Partnership's other (i.e., non-core) standard computer information systems. Year 2000 analysis software was used to perform this assessment and to determine the steps needed for remediation. See "Remediation and Implementation" below.

In addition, the Operating Partnership has completed the evaluation and assessment of its other computer systems that do not relate to information technology but include embedded technology, such as telecommunications, security, HVAC, elevator, fire and safety systems. The assessment was completed by the end of the second quarter of 1999 with no major deficiencies noted. The Operating Partnership is aware that such systems contain embedded chips that are difficult to identify and test and may require complete replacement because they cannot be repaired. Failure of the Operating Partnership to identify or remediate any embedded chips (either on an individual or aggregate basis) on which significant business operations depend, such as phone systems, could have a material adverse impact on the Operating Partnership's business, financial condition and results of operations.

The Operating Partnership rents apartments in its Communities to individuals and does not have a single customer or group of customers who rents a significant number of apartments. The Operating Partnership's primary purchases, except utilities (e.g. electricity, natural gas and telecommunications services), are building-related products (e.g., carpets, paint and blinds) and services (e.g., lawn care services), all of which are available from numerous suppliers. The Operating Partnership is in the process of attempting to obtain written verification from utility providers that they will be Year 2000 compliant. The Operating Partnership's primary financial service providers are its primary bank and payroll processor. The primary bank has provided written verification to the Operating Partnership that it will be Year 2000 compliant. The Operating Partnership implemented the payroll processor's Year 2000 upgrade during the fourth quarter of 1998. For the foregoing reasons, the Operating Partnership does not believe that there is a significant risk related to the failure of residents, vendors or third-party goods or service providers to prepare for the Year 2000; however, the costs and timing of third-party Year 2000 compliance is not within the Operating Partnership's control and no assurances can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

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

The remediation of non-core standard computer information systems and embedded technology issues will be accomplished through a series of minor hardware upgrades and software patches. The Operating Partnership expects that the implementation of these upgrades will be completed on or before October 31, 1999.

TESTING

To attempt to confirm that its computer systems are Year 2000 compliant, the Operating Partnership expects to perform limited testing of its computer information systems and its other computer systems that do not relate to information technology but include embedded technology; however, unless Year 2000 issues arise in the course of its limited testing, the Operating Partnership will rely on the written verification received from each vendor of its computer systems that the relevant system is Year 2000 compliant. Nevertheless, there can be no assurance that the computer systems on which the Operating Partnership's business relies will correctly distinguish dates before the year 2000 from dates in and after the year 2000. Any such failures could have a material adverse effect on the Operating Partnership's business, financial condition and results of operations. The Operating Partnership began testing during the fourth quarter of 1998 and completed accounting and property management systems testing before the end of the second quarter of 1999. These tests are supplemented with additional written representations from these key vendors.

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

THE OPERATING PARTNERSHIP'S CONTINGENCY PLANS

The Operating Partnership intends to develop contingency plans for significant business risks identified by the Operating Partnership that might result from Year-2000 related events. Because the Operating Partnership has not yet identified any specific business function that will be materially at risk of significant Year-2000 related disruptions, and because a full assessment of the Operating Partnership's risk from potential Year 2000 failures is still in process, the Operating Partnership has not yet developed detailed contingency plans specific to Year 2000 problems. The Operating Partnership would develop one or more contingency plans in the event that the Operating Partnership recognized an issue that required implementation of such a plan or plans.

FUNDS FROM OPERATIONS

The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with Generally Accepted Accounting Principles), excluding gains (or losses) from debt restructuring and sale of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Operating Partnership computes Funds from Operations in accordance with the standards established by the White Paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Funds Available for Distribution is defined as Funds from Operations less capital expenditures funded by operations (recurring capital expenditures). The Operating Partnership's methodology for calculating Funds Available for Distribution may differ from the methodology for calculating Funds Available for Distribution utilized by other equity REITs, and accordingly, may not be comparable to other REITs. Funds from Operations and Funds Available for Distribution do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, property acquisitions, development, dividends and distributions or other commitments and uncertainties. Funds from Operations and Funds Available for Distribution should not be considered as alternatives to net income (determined in accordance with GAAP) as an indication of the Operating Partnership's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Operating Partnership's liquidity, nor are they indicative of funds available to fund the Operating Partnership's cash needs, including its ability to make dividends/distributions. The Operating Partnership believes Funds from Operations and Funds Available for Distribution are helpful to investors as measures of the performance of the Operating Partnership because, along with cash flows from operating activities, financing activities and investing activities, they provide investors with an understanding of the ability of the Operating Partnership to incur and service debt and make capital expenditures.

Funds from Operations and Funds Available for Distribution for the three and six months ended June 30, 1999 and 1998 are calculated as follows (dollars in thousands):

                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JUNE 30,                         JUNE 30,
                                                  -------------------------------  -------------------------------
                                                       1999            1998            1999             1998
                                                  ---------------  --------------  --------------  ---------------
Net income available to common unitholders .....          $15,190         $15,868         $24,188          $22,575
Gain on sale of real estate assets .............           (6,307)         (8,731)         (6,307)          (8,731)
Extraordinary items ............................                -               -                              185
                                                  ---------------  --------------  --------------  ---------------
    Subtotal ...................................            8,883           7,137          17,881           14,029
Depreciation:
  Real estate assets ...........................            8,577           6,842          16,804           13,363
  Real estate joint venture ....................              184              -              367                -
                                                  ---------------  --------------  --------------  ---------------
Funds from Operations ..........................           17,644          13,979          35,052           27,392
Recurring capital expenditures (1) .............           (2,152)         (1,918)         (3,191)          (2,761)

                                                  ---------------  --------------  --------------  ---------------
Funds Available for Distribution ...............          $15,492         $12,061         $31,861          $24,631
                                                  ===============  ==============  ==============  ===============
Non-recurring capital expenditures (1) (2) .....           $1,395            $724           2,286            1,487
                                                  ===============  ==============  ==============  ===============
Cash Flow Provided By (Used In):
    Operating Activities .......................          $13,359         $15,924         $27,760          $30,084
    Investing Activities .......................           19,810         (40,797)          5,087          (95,108)
    Financing Activities .......................          (33,256)         22,927         (32,298)          63,848


Weighted average common units outstanding
   -diluted ....................................       32,856,145      28,810,928      32,813,134       28,478,149
                                                  ===============  ==============  ==============  ===============




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has been no material change in the Operating Partnership's market risk since the filing of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

During the three months ended June 30, 1999, the Operating Partnership has issued Common Units in private placements in reliance on the exemption from registration under section 4(2) of the Securities Act in the amounts and for the consideration set forth below:

A. Summit Properties has issued an aggregate of 96,530 shares of Common Stock pursuant to its Dividend Reinvestment and Stock Purchase Plan. Summit Properties has contributed the proceeds of these sales (approximately $1.8 million) to the Operating Partnership in consideration of an aggregate of 96,530 Common Units.

B. Summit Properties has issued an aggregate of 4,600 shares of Common Stock pursuant to the exercise of stock options. Summit Properties has contributed the proceeds (approximately $78,000) of these options to the Operating Partnership in consideration of an aggregate of 4,600 Common Units.

C. Summit Properties has issued an aggregate of 576 shares of Common Stock pursuant to its Employee Stock Purchase Plan. Summit Properties has contributed the proceeds (approximately $11,000) of these sales to the Operating Partnership in consideration of an aggregate of 576 Common Units.

D. Summit Properties has issued an aggregate of 7,400 shares of Common Stock in connection with restricted stock awards. Each time a share of Common Stock is issued in connection with such an award, the Operating Partnership issues a Common Unit to Summit Properties; consequently, 7,400 Common Units have been issued to Summit Properties.

On April 29, 1999, the Operating Partnership completed a private placement (the "Private Placement") of 3.4 million of its Series B Preferred Units to two institutional investors at a price of $25.00 per unit, or an aggregate offering price of $85 million. The Operating Partnership received net proceeds of approximately $83 million in the Private Placement. Morgan Stanley & Co. Incorporated acted as exclusive placement agent for the Operating Partnership in connection with the Private Placement. The Series B Preferred Units were offered by the Operating partnership in the Private Placement pursuant to Rule 506 of Regulation D promulgated under the Securities Act.

In light of the circumstances under which such Common Units and Series B Preferred Units were issued and information obtained by the Operating Partnership in connection with such transactions, management of Summit Properties, in its capacity as general partner of the Operating Partnership, believes that the Operating Partnership may rely on such exemptions.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


  10.1        Summit Properties Inc. 1994 Stock Option and Incentive Plan, as
              Amended and Restated (incorporated herein by reference to Exhibit 4.5 to Summit Properties Inc.'s Registration Statement on
              Form S-8, Registration No. 333-79897).
  10.2        Amendment Agreement, dated as of May 1, 1999, by and among Summit
              Properties Inc., the Management Company and William B. Hamilton
              (incorporated herein by reference to Exhibit 10.2 to Summit
              Properties Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, File No. 001-12792).
  10.3 Indemnification Agreement, dated as of July 20, 1999, by and among Summit Properties Inc., the Operating Partnership, and each director and executive officer of Summit Properties Inc.
              (incorporated herein by reference to Exhibit 10.3 to Summit
              Properties Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, File No. 001-12792).

*12.1         Statement Regarding Calculation of Ratio of Earnings to Fixed
              Charges for the Six Months ended June 30, 1999.
*27.1 Financial Data Schedule--Six Months ended June 30, 1999 (for SEC use only).

    *  Filed herewith


(b) Reports on Form 8-K

       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SUMMIT PROPERTIES PARTNERSHIP, L.P.

/S/ WILLIAM F. PAULSEN              President and Chief Executive Officer               August 12, 1999
---------------------------
WILLIAM F. PAULSEN


/S/ MICHAEL L. SCHWARZ              Executive Vice President and Chief Financial        August 12, 1999
--------------------------             Officer
MICHAEL L. SCHWARZ


                                  EXHIBIT INDEX

(a) Exhibits

 10.1 Summit Properties Inc. 1994 Stock Option and Incentive Plan, as Amended and Restated (incorporated herein by reference to Exhibit 4.5 to Summit Properties Inc.'s Registration Statement on Form S-8, Registration No. 333-79897).
 10.2 Amendment Agreement, dated as of May 1, 1999, by and among Summit Properties Inc., the Management Company and William B. Hamilton (incorporated herein by reference to Exhibit 10.2 to Summit Properties Inc.'s Quarterly Report on From 10-Q for the quarterly period ended June 30, 1999, File No. 001-12792).
 10.3 Indemnification Agreement, dated as of July 20, 1999, by and among Summit Properties Inc., the Operating Partnership, and each director and executive officer of Summit Properties Inc. (incorporated herein by reference to Exhibit 10.3 to Summit Properties Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, File No. 001-12792).
*12.1 Statement Regarding Calculation of Ratio of Earnings to Fixed Charges for the Six Months ended June 30, 1999.
*27.1 Financial Data Schedule--Six Months ended June 30, 1999 (for SEC use only).

    *  Filed herewith