Form 10-Q
period 1999-09-30
SUMMIT PROPERTIES PARTNERSHIP L P
filed 1999-11-12
CIK 1034235

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from      to

                         Commission file number 0-22411

                       SUMMIT PROPERTIES PARTNERSHIP, L.P.
             (Exact name of registrant as specified in its charter)

             DELEWARE                                          56-1857809
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                           Identification No.)

             212 S. TRYON STREET
                  SUITE 500
          CHARLOTTE, NORTH CAROLINA                                  28281
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

                                                                                                              PAGE
                                                                                                              ----
PART I      FINANCIAL INFORMATION
Item 1      Financial Statements
            Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998 (Unaudited)...............3
            Consolidated Statements of Earnings for the three and nine months ended September 30, 1999 and
            1998 (Unaudited).....................................................................................4
            Consolidated Statement of Partners' Equity for the nine months ended September 30,
            1999 (Unaudited).....................................................................................5
            Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and
            1998 (Unaudited).....................................................................................6
            Notes to Consolidated Financial Statements (Unaudited)...............................................7
Item 2      Management's Discussion and Analysis of Financial Condition and Results of Operations...............14
Item 3      Quantitative and Qualitative Disclosure about Market Risk...........................................30
PART II     OTHER INFORMATION
Item 2      Changes in Securities...............................................................................31
Item 6      Exhibits and Reports on Form 8-K....................................................................32
            Signatures..........................................................................................33

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       SUMMIT PROPERTIES PARTNERSHIP, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                   1999           1998
                                                               ------------   -----------
ASSETS
Real estate assets:
  Land and land improvements                                   $   179,700    $   169,374
  Buildings and improvements                                       908,130        836,054
  Furniture, fixtures and equipment                                 70,434         63,963
                                                               -----------    -----------
                                                                 1,158,264      1,069,391
  Less:  accumulated depreciation                                 (132,770)      (115,128)
                                                               -----------    -----------
            Operating real estate assets                         1,025,494        954,263
  Construction in progress                                         137,584        137,145
                                                               -----------    -----------

            Net real estate assets                               1,163,078      1,091,408

Cash and cash equivalents                                            3,249          2,837

Restricted cash                                                     12,867         91,981

Deferred financing costs, net                                        6,966          7,538

Other assets                                                        10,828          5,303
                                                               -----------    -----------
Total assets                                                   $ 1,196,988    $ 1,199,067
                                                               ===========    ===========

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
  Notes payable                                                $   620,149    $   726,103
  Accrued interest payable                                           4,603          6,806
  Accounts payable and accrued expenses                             29,001         32,745
  Distributions payable                                             13,117         12,713
  Security deposits and prepaid rents                                4,199          4,188
                                                               -----------    -----------
            Total liabilities                                      671,069        782,555
                                                               -----------    -----------


Partners' common and preferred equity:
  Series B preferred units- 3,400,000 issued and outstanding        82,718           --
  Series C preferred units- 2,200,000 issued and outstanding        53,624           --
  Partnership common units issued and outstanding 31,421,773 and 32,280,433
    General partner - outstanding 314,217 and 322,804                4,626          4,895
    Limited partners - outstanding 31,107,556 and
    31,957,629                                                     384,951        411,617
                                                               -----------    -----------
           Total Partners' Equity                                  525,919        416,512
                                                               -----------    -----------


Total liabilities, partners' common and preferred equity       $ 1,196,988    $ 1,199,067
                                                               ===========    ===========

See notes to consolidated financial statements.

                       SUMMIT PROPERTIES PARTNERSHIP, L.P.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                         --------------------------- ------------------------------
                                                                           1999            1998            1999            1998
                                                                       ------------    ------------    ------------    ------------
Revenues:
  Rental                                                               $     41,623    $     35,333    $    122,437    $     99,279
  Other property income                                                       2,923           2,062           7,847           5,501
  Interest                                                                      380             233           2,213             511
  Other income                                                                   84             628             217             775
                                                                       ------------    ------------    ------------    ------------
        Total revenues                                                       45,010          38,256         132,714         106,066
                                                                       ------------    ------------    ------------    ------------

Expenses:
  Property operating and maintenance:
    Personnel                                                                 3,507           2,993           9,940           8,103
    Advertising and promotion                                                   680             625           1,930           1,731
    Utilities                                                                 2,236           1,934           6,363           5,389
    Building repairs and maintenance                                          2,313           2,738           6,438           7,216
    Real estate taxes and insurance                                           4,114           3,381          13,146          10,251
    Depreciation                                                              8,824           7,373          25,682          20,774
    Property supervision                                                      1,068             904           3,112           2,545
    Other operating expenses                                                    683             696           2,191           1,964
                                                                       ------------    ------------    ------------    ------------
                                                                             23,425          20,644          68,802          57,973

  Interest                                                                    9,237           8,392          29,707          23,351
  General and administrative                                                    870           1,190           2,912           2,726
  Loss (income) in equity investments:
    Summit Management Company                                                   354             138             961              95
    Real estate joint venture                                                    12             --               26             --
                                                                       ------------    ------------    ------------    ------------
        Total expenses                                                       33,898          30,364         102,408          84,145
                                                                       ------------    ------------    ------------    ------------

Income before extraordinary items and gain on sale                           11,112           7,892          30,306          21,921
    of real estate assets
Gain on sale of real estate assets                                            2,487             --            8,793           8,731
                                                                         ------------    ------------    ------------    -----------
Income before extraordinary items                                            13,599           7,892          39,099          30,652
Extraordinary items                                                             --              --              --             (185)
                                                                       ------------    ------------    ------------    ------------
Net income                                                                   13,599           7,892          39,099          30,467
Dividends to Series B preferred unitholders                                  (1,902)            --           (3,219)            --
Dividends to Series C preferred unitholders                                    (374)            --             (374)            --
                                                                       ------------    ------------    ------------    ------------
Income available to common unitholders                                       11,323           7,892          35,506          30,467
Income available to common unitholders allocated to general partner            (113)            (79)           (355)           (305)
                                                                       ------------    ------------    ------------    ------------
Income available to common unitholders allocated to limited partners   $     11,210    $      7,813    $     35,151    $     30,162
                                                                       ============    ============    ============    ============

Per unit data:
  Income before extraordinary items - basic and diluted                $       0.43    $       0.27    $       1.20    $       1.06
                                                                       ============    ============    ============    ============
  Net income - basic and diluted                                       $       0.43    $       0.27    $       1.20    $       1.06
                                                                       ============    ============    ============    ============
  Dividends to Series B preferred unitholders- basic and diluted       $      (0.06)   $       --      $      (0.10)   $       --
                                                                       ============    ============    ============    ============
  Dividends to Series C preferred unitholders- basic and diluted       $      (0.01)   $       --      $      (0.01)   $       --
                                                                       ============    ============    ============    ============
  Income available to common unitholders- basic and diluted            $       0.36    $       0.27    $       1.09    $       1.06
                                                                       ============    ============    ============    ============
  Distributions declared                                               $       0.42    $       0.41    $       1.25    $       1.23
                                                                       ============    ============    ============    ============
  Weighted average units - basic                                         31,921,369      29,462,433      32,501,908      28,808,330
                                                                       ============    ============    ============    ============
  Weighted average units - diluted                                       31,986,522      29,468,032      32,530,885      28,825,095
                                                                       ============    ============    ============    ============

See notes to consolidated financial statements.

                       SUMMIT PROPERTIES PARTNERSHIP, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            COMMON UNITS
                                                                                        ---------------------
                                                               SERIES C    SERIES B
                                                              PREFERRED   PREFERRED     GENERAL      LIMITED
                                                                UNITS       UNITS       PARTNER      PARTNERS      TOTAL
                                                              ---------   ---------     -------      --------      -----
Balance, December 31, 1998                                     $    --     $    --     $   4,895    $ 411,617    $ 416,512
    Distributions to common unitholders                             --          --          (406)     (40,156)     (40,562)
    Contributions from Summit Properties related to:
      Proceeds from dividend reinvestment and stock purchase        --          --           146       14,477       14,623
      plans
      Exercise of stock options                                     --          --             2          180          182
      Repurchase of common stock                                    --          --          (346)     (34,268)     (34,614)
      Amortization of restricted stock grants                       --          --             5          487          492
    Net Proceeds from preferred units                             53,624      82,718        --           --        136,342
    Issuance of employee notes receivable                           --          --           (31)      (3,046)      (3,077)
    Repayments of employee notes receivable                         --          --             5          510          515
    Distributions to preferred unitholders                          --          --           (36)      (3,557)      (3,593)
    Net income                                                      --          --           391       38,708       39,099
                                                               ---------   ---------   ---------    ---------    ---------
Balance, September 30, 1999                                    $  53,624   $  82,718   $   4,626    $ 384,951    $ 525,919
                                                               =========   =========   =========    =========    =========


See notes to consolidated financial statements.

                       SUMMIT PROPERTIES PARTNERSHIP, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                         1999                 1998
                                                                      ---------             ---------
Cash flows from operating activities:
  Net income                                                          $  39,099             $  30,467
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Extraordinary items                                                    --                     185
    Loss (income) in equity method investments                              987                    95
   Gain on sale of real estate assets                                    (8,793)               (8,731)
   Depreciation and amortization                                         26,248                21,778
    Increase in restricted cash                                          (3,807)                 (586)
    Increase in other assets                                             (1,278)                 (775)
   Increase (decrease) in accrued interest payable                       (2,203)               (1,439)
    (Decrease) increase in accounts payable and accrued expenses         (6,723)                6,156
    Increase in security deposits and prepaid rents                          11                   301
                                                                      ---------             ---------
                Net cash provided by operating activities                43,541                47,451
                                                                      ---------             ---------
Cash flows from investing activities:
  Construction of real estate assets, net of payables                   (94,089)              (92,946)
  Proceeds from disposal of Communities                                  96,246                19,996
  Purchase of Communities                                                  --                 (73,654)
  Capitalized interest                                                   (5,383)               (4,352)
  Recurring capital expenditures                                         (5,083)               (3,372)
  Non-recurring capital expenditures                                     (3,916)               (3,279)
                                                                      ---------             ---------
                Net cash used in investing activities                   (12,225)             (157,607)
                                                                      ---------             ---------
Cash flows from financing activities:
  Net (repayments) borrowings on line of credit                        (111,508)              103,627
  Net borrowings on unsecured bonds                                      24,638                29,510
  Repayment of mortgage debt                                             (3,833)              (14,873)
  Repayments of tax exempt bonds                                           (920)                 (945)
  Distributions to common unitholders                                   (40,177)              (34,724)
  Distributions to Series B preferred unitholders                        (3,219)                 --
  Distributions to Series C preferred unitholders                          (374)                 --
  Increase in employee notes receivable                                  (3,077)               (2,520)
  Repayments of employe notes receivable                                    515                  --
  Net proceeds from Series B preferred units                             82,718                  --
  Net proceeds from Series C preferred units                             53,624                  --
  Contributions from Summit Properties related to:
    Proceeds from dividend reinvestment and stock purchase plans         14,615                30,500
    Decrease in advance proceeds from direct stock purchase plan         (9,474)                 --
   Repurchase of Summit Properties common stock                         (34,614)                 --
    Exercise of stock options                                               182                   841
                                                                      ---------             ---------
                Net cash provided by financing activities               (30,904)              111,416
                                                                      ---------             ---------
Net increase  in cash and cash equivalents                                  412                 1,260
Cash and cash equivalents, beginning of period                            2,837                 3,563
                                                                      ---------             ---------
Cash and cash equivalents, end of period                              $   3,249             $   4,823
                                                                      =========             =========

Supplemental disclosure of cash flow
  information - Cash paid for interest, net of capitalized interest   $  31,166             $  24,066
                                                                      =========             =========

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the management of Summit Properties Partnership, L.P. (the "Operating Partnership") in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership's December 31, 1998 audited financial statements and notes thereto included in the Operating Partnership's Annual Report on Form 10-K.

The Operating Partnership conducts the business of developing, acquiring and managing multi-family apartment communities for Summit Properties Inc. ("Summit Properties"). Summit Properties is the sole general partner and majority owner of the Operating Partnership. Summit Properties is a self-administered and self-managed equity real estate investment trust ("REIT").

COMPREHENSIVE INCOME

Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130), presents standards for the reporting and display of comprehensive income and its components. In addition to net income, SFAS 130 requires the reporting of other comprehensive income, defined as revenues, expenses, gains and losses that are not included in net income under generally accepted accounting principles. Comprehensive income is the same as net income for all periods presented.

DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES

Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), presents standards for accounting for derivative instruments. SFAS 133 is effective for the Operating Partnership beginning after January 1, 2001. The Operating Partnership is in the process of determining what impact, if any, the adoption of SFAS 133 will have on the Operating Partnership's financial statements.

CHANGE IN ACCOUNTING POLICY

Effective January 1, 1999, the Operating Partnership implemented prospectively a new accounting policy whereby expenditures for carpet replacements are capitalized and depreciated over their estimated useful lives. Previously, the cost of carpet replacements had been expensed. The Operating Partnership believes that the newly adopted accounting policy is preferable as it is consistent with the standards and practices utilized by the majority of the Operating Partnership's peers and provides a better matching of expenses with the related benefit of the expenditure. The change in accounting policy is being treated as a change in accounting estimate. The effect of the change in the accounting estimate for carpet for the three and nine months ended September 30, 1999 was an increase in net income of $435,000 and $1.2 million, respectively, or $0.01 and $0.04 per basic and diluted share, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

2. REAL ESTATE JOINT VENTURES

The Operating Partnership obtained a 25% interest in a joint venture named Station Hill, LLC, a North Carolina limited liability company ("Station Hill"), the membership of which is comprised of the Operating Partnership and a wholly owned subsidiary of a major financial services company, in exchange for the contribution of two communities in December, 1998. Station Hill also owns, and the Operating Partnership thereby holds a 25% interest in, five apartment communities that were previously 100% owned by the Operating Partnership. These five communities were sold by the Operating Partnership to Hollow Creek, LLC on December 16, 1998 and were concurrently contributed to Station Hill by Hollow Creek, LLC for a 75% joint venture interest. The Operating Partnership's initial investment in Station Hill was reduced to zero when the Operating Partnership eliminated the portion of the gain on disposal related to the percentage of joint venture ownership interest retained. Station Hill is accounted for on the equity method of accounting.

The Operating Partnership owns a 49% interest in each of two other joint ventures ("Construction Projects"). Each joint venture is developing an apartment community which will be accounted for under the equity method of accounting. The projects are both under construction and had no material operations as of September 30, 1999. The construction costs are being funded primarily through separate loans to each joint venture from unrelated third parties equal to 100% of the construction costs. During the construction period, in lieu of equity contributions to each of the respective joint ventures, the Operating Partnership has under certain circumstances, subsequent to demand by the third party lenders, agreed to make contributions which would reduce the respective construction loans by an amount not to exceed 25% of the total construction loan amount. Any such contribution would be deemed to be all or a portion of the equity required to be contributed by the Operating Partnership to the respective joint venture at the end of the construction and lease up period. The Operating Partnership has the right to purchase its joint venture partner's interest after the projects are complete.

The following is a condensed balance sheet for each of the real estate joint ventures at September 30, 1999 and an income statement for the nine months ended September 30, 1999 for the Station Hill joint venture, as the Construction Projects had no material operations during the period. The balance sheets and income statement set forth below reflect the operations of the joint ventures in their entirety, not only the Operating Partnership's respective interests therein:

                                                                BALANCE SHEET
                                                                (IN THOUSANDS)
                                                       -----------------------------
                                                           STATION     CONSTRUCTION
                                                            HILL         PROJECTS
                                                       -------------  --------------
Cash and cash equivalents                                $  2,468      $    135
Real estate assets other than construction in progress     89,866          --
Construction in progress                                     --          30,704
Other assets                                                  430            32
                                                         --------      --------
    Total assets                                         $ 92,764      $ 30,871
                                                         ========      ========

Mortgage payable                                         $ 69,652      $   --
Construction loan payable                                    --          29,633
Construction liabilities payable                             --           1,014
Other liabilities                                           1,452           396
Partners' capital                                          21,660          (172)
                                                         --------      --------
    Total liabilities and partners' capital              $ 92,764      $ 30,871
                                                         ========      ========


                                                       INCOME
                                                      STATEMENT
                                                   (IN THOUSANDS)
                                                   ----------------
                                                    STATION HILL
                                                   ----------------
Revenues                                                  $ 8,871

Expenses:
    Property operating                                      3,208
    Depreciation and amortization                           2,232
    Interest                                                3,513
                                                          -------
      Total expenses                                        8,953
                                                          -------

Net loss                                                  ($   82)
                                                          =======

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

On August 11, 1999, the Operating Partnership sold an apartment community in Greenville, South Carolina, formerly known as Summit Beacon Ridge (144 apartment homes) for $7.6 million. The disposition of Summit Beacon Ridge resulted in the recognition of a gain on sale of $2.5 million. The net proceeds of $7.4 million were placed into escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and are expected to be used to fund future development communities.

4. NOTES PAYABLE

On May 29, 1998, the Operating Partnership established a program for the sale of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). On March 18, 1999, the Operating Partnership sold $25 million of notes under the MTN Program. Such notes are due on March 16, 2009 and bear interest at 7.59% per year. Proceeds from the notes issued were used to reduce the Operating Partnership's unsecured line of credit. The Operating Partnership issued Medium-Term Notes with an aggregate principal amount of $80 million ($55 million of which was issued during 1998) in connection with the MTN Program. In July 1999, Summit Properties and the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission pursuant to which the Operating Partnership may issue debt securities with an aggregate public offering price of up to $250 million. The Operating Partnership intends to establish a similar program for the sale of Medium-Term Notes under such registration statement , pursuant to which the Operating Partnership may issue Medium-Term Notes from time to time in the future subject to conditions and other factors.

5. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

While the Operating Partnership has historically had limited involvement with derivative financial instruments, the Operating Partnership may utilize such instruments in certain situations to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. The Operating Partnership does not utilize derivative financial instruments for trading purposes. On September 16, 1999, the Operating Partnership entered into an interest rate swap agreement with a notional amount of $30 million, relating to $30 million of notes issued by the Operating Partnership under the MTN Program which carry a fixed interest rate of 6.625% per annum (the "Fixed Rate"). Under the interest rate swap agreement, through the maturity date of such notes of December 15, 2003, (i) the Operating Partnership has agreed to pay to the counterparty the interest that would have been incurred on the $30 million principal amount of the notes at a floating interest rate of LIBOR plus 11 basis points (the "Floating Rate"), and (ii) the counterparty has agreed to pay to the Operating Partnership the interest incurred on the same principal amount at the Fixed Rate. The Floating Rate at September 30, 1999 was 5.62%.


6. RESTRICTED STOCK

During the nine months ended September 30, 1999 and 1998, Summit Properties granted 23,331 and 6,592 shares, respectively, of restricted stock to employees of the Operating Partnership and its subsidiaries under Summit Properties' 1994 Stock Option and Incentive Plan. The market value of the restricted stock grants awarded in 1999 and 1998 totaled $398,000 and $135,000, respectively, which has been recorded as unamortized restricted stock compensation and is shown as a separate component of partners' equity. Unearned compensation related to these restricted stock grants is being amortized to expense over the vesting period which ranges from three to five years.

7. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the nine months ended September 30, 1999 and 1998 are as follows:

      A. The Operating Partnership sold three communities during the nine months ended September 30, 1999 and, in connection with such sales, received net proceeds of $13.3 million, all of which were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. Such proceeds are shown in the balance sheet caption "Restricted cash" and are expected to be used to fund the future development of communities. The respective purchasers of two of the communities assumed the related outstanding debt balances associated with such communities of $14.8 million.

    B. The Operating Partnership purchased Summit St. Clair effective March 1, 1998, Summit Club at Dunwoody on May 22, 1998 and Summit Lenox on July 8, 1998 by causing the issuance of 259,871 common units of limited partnership interest in the Operating Partnership ("Common Units"), assuming certain liabilities and paying cash. The recording of the purchases is summarized as follows (in thousands):

    Fixed assets .................   $ 88,298
    Current liabilities assumed...       (681)
    Value of Units issued ........     (5,213)
    Mortgage note assumed ........     (8,750)
                                     --------
    Cash invested ................   $ 73,654
                                     ========

    C. The Operating Partnership sold a community (formerly Summit Providence) on May 18, 1998 for net proceeds of approximately $23.9 million. A gain on sale of $8.7 million was recognized. The proceeds of the sale were used to partially fund the acquisition of Summit Club at Dunwoody.

    D. The Operating Partnership accrued dividends and distributions payable in the amounts of $13.1 million and $12.1 million at September 30, 1999 and 1998, respectively.

    E. Summit Properties issued 23,331 and 6,592 shares of restricted stock valued at $398,000 and $135,000 during the nine months ended September 30, 1999 and 1998, respectively, to employees of the Operating Partnership and its subsidiaries.


8. COMMITMENTS

The Operating Partnership has eleven development projects currently under construction representing a total estimated cost of $248.5 million. As of September 30, 1999, the estimated cost to complete the projects was $144.4 million.

9. EXTRAORDINARY ITEMS

The extraordinary items in the nine months ended September 30, 1998 resulted from the write-off of deferred financing costs in conjunction with the replacement by the Operating Partnership of its prior credit facility with a new credit facility as well as prepayment penalties on four mortgage notes which were repaid during such period.

10. EARNINGS PER UNIT

The only difference between "basic" and "diluted" weighted average units is the dilutive effect of Summit Properties' stock options outstanding (65,153 and 28,977 units added to common units outstanding for the three and nine months ended September 30, 1999, respectively, and 5,599 and 16,765 units added to weighted units outstanding for the three and nine months ended September 30, 1998, respectively).

11. BUSINESS SEGMENTS

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

Information for the apartment communities for the three and nine months ended September 30, 1999 and 1998 is summarized below (dollars in thousands):


                                                THREE MONTHS ENDED SEPTEMBER 30,            THREE MONTHS ENDED SEPTEMBER 30,
                                                             1999                                         1998
                                          -------------------------------------------  -------------------------------------------
                                            APARTMENT     CORPORATE/                     APARTMENT     CORPORATE/
                                           OPERATIONS       OTHER          TOTAL        OPERATIONS       OTHER           TOTAL
                                          ------------- --------------- ------------- -------------- --------------- -------------
Revenues:
   Rental and other property income          $   44,546      $      --     $   44,546     $   37,395      $      --     $   37,395
   Interest and other income                                        464           464                            861           861
                                          --------------    ----------- -------------  ------------- --------------- -------------
    Total income                                 44,546             464        45,010         37,395             861        38,256

Operating expenses:
   Property operating expenses                   14,601             --         14,601         13,271             --         13,271
   Interest                                         --            9,237         9,237            --            8,392         8,392
   General and administrative                       --              870           870            --            1,190         1,190
   Depreciation - other                             --               27            27            --               35            35
   Loss (income) on equity investments               12             354           366            --              138           138
                                          ---------------   ----------- -------------  ------------- --------------- -------------
    Total operating expenses                     14,613          10,488        25,101         13,271           9,755        23,026

Dividends to preferred unitholders                  --           (2,276)       (2,276)           --              --            --
Depreciation - joint venture                        184             --            184            --              --            --
                                          ---------------   ----------- -------------  ------------- --------------- -------------
Funds from Operations                            30,117         (12,300)       17,817         24,124          (8,894)       15,230
Depreciation - apartments                        (8,797)            --         (8,797)        (7,338)            --         (7,338)
Depreciation - joint venture                       (184)            --           (184)                                         --
Gain on sale of real estate assets                  --            2,487         2,487                                            0
Extraordinary items                                                                                                            --
                                          ---------------   ----------- -------------  ------------- --------------- -------------
Net income available to common
unitholders                                  $   21,136      $   (9,813)    $  11,323     $   16,786       $  (8,894)   $    7,892
                                          ===============   =========== =============  ============= =============== =============

Capital investments (1)                      $  108,333      $      138     $ 108,471     $  177,309       $     294    $  177,603
                                          ===============   =========== =============  ============= =============== =============

Assets                                       $1,188,976      $    7,625    $1,196,601     $  983,784       $   5,797    $  989,581
                                          ===============   =========== =============  ============= =============== =============


(1) Capital investments includes investments made during the nine months ended September 30, 1999 for the construction of new communities and the acquisition of communities, as well as capital expenditures on existing properties.



                                                NINE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                                             1999                                        1998
                                         --------------------------------------------  -------------------------------------------
                                           APARTMENT      CORPORATE/                     APARTMENT    CORPORATE/
                                          OPERATIONS        OTHER          TOTAL        OPERATIONS      OTHER           TOTAL
                                         -------------- --------------- -------------  ------------- -------------- --------------
Revenues:
   Rental and other property income         $   130,284      $      --     $  130,284     $  104,780     $      --      $  104,780
   Interest and other income                                      2,430         2,430                         1,286          1,286
                                         -------------- --------------- -------------  ------------- -------------- --------------
    Total income                                130,284           2,430       132,714        104,780          1,286        106,066

Operating expenses:
   Property operating expenses                   43,120             --         43,120         37,199            --          37,199
   Interest                                         --           29,707        29,707            --          23,351         23,351
   General and administrative                       --            2,912         2,912            --           2,726          2,726
   Depreciation - other                             --               80            80            --              73             73
   Loss (income) on equity investments              26              961           987            --              95             95
                                         -------------- --------------- -------------  ------------- -------------- --------------
    Total operating expenses                    43,146           33,660        76,806         37,199         26,245         63,444

Dividends to preferred unitholders                  --           (3,593)       (3,593)           --             --             --
Depreciation - joint venture                       550              --            550            --             --             --
                                         -------------- --------------- -------------  ------------- -------------- --------------
Funds from Operations                           87,688          (34,823)       52,865         67,581        (24,959)        42,622

Depreciation - apartments                      (25,602)             --        (25,602)       (20,701)           --         (20,701)
Depreciation - joint venture                      (550)             --           (550)           --             --             --
Gain on sale of real estate assets                  --            8,793         8,793            --           8,731          8,731
Extraordinary items                                                                              --            (185)          (185)
                                         -------------- --------------- -------------  ------------- -------------- --------------
Net income available to common
unitholders                                 $   61,536       $  (26,030)   $   35,506     $   46,880     $  (16,413)    $   30,467
                                         ============== =============== =============  ============= ============== ==============
Capital investments (1)                     $  108,333       $      138    $  108,471     $  177,309     $      294     $  177,603
                                         ============== =============== =============  ============= ============== ==============
Assets                                      $1,188,976       $    7,625    $1,196,601     $  983,784     $    5,797     $  989,581
                                         ============== =============== =============  ============= ============== ==============


(1) Capital investments includes investments made during the nine months ended September 30, 1999 for the construction of new communities and the acquisition of communities, as well as capital expenditures on existing properties.

12. PRIVATE PLACEMENT OF PREFERRED UNITS

On April 29, 1999, the Operating Partnership completed a private placement of
3.4 million of its 8.95% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") to two institutional investors at a price of $25.00 per unit. The net proceeds of approximately $83 million were used to repay amounts outstanding under the Operating Partnership's unsecured credit facility. The Series B Preferred Units may be exchanged by the holders into shares of 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock of Summit Properties ("Series B Preferred Shares") on a one-for-one basis. Holders of the Series B Preferred Units may exercise their exchange right (a) at any time on or after April 29, 2009, (b) at any time if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of particular specified events related to the treatment of the Operating Partnership or the Series B Preferred Units for federal income tax purposes. The Operating Partnership may redeem the Series B Preferred Units at any time on or after April 29, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. In lieu of cash, the Operating Partnership may elect to deliver Series B Preferred Shares on a one-for-one basis, plus an amount equal to all accumulated, accrued and unpaid distributions or dividends. The Series B Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of Summit Properties or the Operating Partnership. Distributions on the Series B Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per annum of the $25.00 original capital contribution. Holders of the Series B Preferred Units received distributions in the aggregate amount of approximately $3.2 million as of September 30, 1999.


On September 3, 1999, the Operating Partnership completed a private placement of
2.2 million of its 8.75% Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Preferred Units") to an institutional investor at a price of $25.00 per unit. The net proceeds of approximately $54 million were used to repay amounts outstanding under the Operating Partnership's unsecured credit facility. The Series C Preferred Units may be exchanged by the holder into shares of 8.75% Series C Cumulative Redeemable Perpetual Preferred Stock of Summit Properties ("Series C Preferred Shares") on a one-for-one basis. The holder of the Series C Preferred Units may exercise its exchange right (a) at any time on or after September 3, 2009, (b) at any time if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of particular specified events related to the treatment of the Operating Partnership or the Series C Preferred Units for federal income tax purposes, or
(d) at any time that such institutional investor's holdings in the Operating Partnership exceed 18% of the total profits of or capital interests in the Operating Partnership for a taxable year. The Operating Partnership may redeem the Series C Preferred Units at any time on or after September 3, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. The Series C Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of Summit Properties or the Operating Partnership. Distributions on the Series C Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per annum of the $25.00 original capital contribution. The holder of the Series C Preferred Units received a distribution in the aggregate amount of approximately $374,000 on September 30, 1999.

13.  COMMON STOCK REPURCHASE PROGRAM

On May 11, 1999, the Board of Directors of Summit Properties authorized a common stock repurchase program pursuant to which Summit Properties is authorized to purchase up to an aggregate of $50 million of currently issued and outstanding common stock, par value $0.01 per share of Summit Properties ("Common Stock"). All repurchases have and will be made on the open market at prevailing prices. This authority may be exercised from time to time and in such amounts as market conditions warrant. During the three and nine month periods ended September 30, 1999, Summit Properties repurchased 1,197,700 and 1,732,000 shares of Common Stock for an aggregate purchase price, including commissions, of approximately $24.1 million and $34.6 million, respectively, and at an average price of $20.12 and $19.97 per share, respectively.

14.  SUBSEQUENT EVENTS

On October 5, 1999, the Operating Partnership sold three apartment communities in Sarasota, Florida, formerly known as Summit Heron's Run, Summit McIntosh and Summit Perico (an aggregate of 742 apartment homes). The disposition of these properties resulted in the recognition of an aggregate gain on sale of $7.6 million. The aggregate net proceeds of approximately $38.1 million were placed into escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and are expected to be used to fund future development communities.

Summit Properties has repurchased 385,400 shares of Common Stock at an average price of $19.42, or approximately $7.5 million, during the period from October 1 to November 4, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, without limitation, statements relating to the operating performance of fully stabilized Communities, development activities of the Operating Partnership and the implementation of the Operating Partnership's plan to address Year 2000 issues. The Operating Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Operating Partnership, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Operating Partnership's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Operating Partnership's actual results and performance of stabilized and development communities and the actual costs, progress and expenses with respect to its plan to address Year 2000 issues could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on the operations and future prospects of the Operating Partnership include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs")), availability of capital, interest rates, construction delays due to unavailability of materials, weather conditions or other delays, competition, supply and demand for apartment communities in the Operating Partnership's current and proposed market areas, expenses of or delays in the identification and upgrade or replacement by the Operating Partnership of its non-Year 2000 compliant computer information systems and computer systems that do not relate to information technology, but include embedded technology, the Year 2000 compliance of vendors (including vendors of the Operating Partnership's computer information systems and such as local and regional electricity, natural gas and telecommunications providers) or third party service providers (including the Operating Partnership's primary bank and payroll processor), generally accepted accounting principles, policies and guidelines applicable to REITs, and those factors discussed in the section entitled "Development Activity -- Certain Factors Affecting the Performance of Development Communities" and in the section entitled "Year 2000" on page 27 of this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Operating Partnership and the Notes thereto appearing elsewhere herein.

HISTORICAL RESULTS OF OPERATIONS

The Operating Partnership's net income is generated primarily from operations of its apartment communities (the "Communities"). The changes in operating results from period to period reflect changes in existing Community performance and increases in the number of apartment homes due to development and acquisition of new Communities or the disposition of Communities. Where appropriate, comparisons are made on a "fully stabilized Communities," "acquisition Communities," "stabilized development Communities" and "Communities in lease-up" basis in order to adjust for changes in the number of apartment homes. A Community is deemed to be "stabilized" when it has attained a physical occupancy level of at least 93%. A Community which the Operating Partnership has acquired is deemed "fully stabilized" when owned by the Operating Partnership for one year or more as of the beginning of the currrent year. A Community which the Operating Partnership has developed is deemed "fully stabilized" when stabilized for the two prior years as of the beginning of the current year. A Community is deemed to be a "stabilized development" when stabilized as of the beginning of the current year but not the entire two prior years. All Communities information presented is before real estate depreciation and amortization expense. Communities' average physical occupancy presented is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the Communities, expressed as a percentage. Average physical occupancy has been calculated using the average of the occupancy that existed on Sunday during each week of the period. Average monthly rental revenue presented represents the average monthly net rental revenue per occupied apartment home. The Operating Partnership's methodology for calculating average physical occupancy and average monthly rental revenue may differ from the methodology used by other equity REITs and, accordingly, may not be comparable to such other REITs.

Effective January 1, 1999, the Operating Partnership implemented prospectively a new accounting policy whereby the cost of carpet replacements is capitalized and depreciated over their estimated useful lives. Previously, the cost of carpet replacement had been expensed. The Operating Partnership believes that the newly adopted accounting policy is preferable as it is consistent with standards and practices utilized by the majority of the Operating Partnership's peers and provides a better matching of expenses with the related benefit of the expenditure. The change in accounting policy is being treated prospectively as a change in accounting estimate. The effect of the change in the accounting estimate for carpet for the three and nine months ended September 30, 1999 was an increase in net income of $435,000 and $1.2 million, respectively. Comparative property operating information for the three and nine months ended September 30, 1998 has been adjusted to reflect the 1999 change in accounting policy. Carpet replacement expenditures for the three and nine months ended September 30, 1998 for the entire portfolio of communities were $515,000 and $1.3 million, respectively.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

For the three and nine months ended September 30, 1999, income before gain on sale of real estate assets, minority interest and extraordinary items increased $3.2 million and $8.4 million, respectively, to approximately $11.1 million and $30.3 million, respectively, from the three and nine months ended September 30, 1998.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S PORTFOLIO OF COMMUNITIES

The operating performance of the Communities for the three and nine months ended September 30, 1999 and 1998 is summarized below (dollars in thousands):


                                                          THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                            SEPTEMBER 30,                             SEPTEMBER 30,
                                              ------------------------------------------- ---------------------------------------
                                                  1999          1998      % CHANGE             1999        1998       % CHANGE
                                              ------------- ------------- --------------- ------------- ------------  -----------
Property revenues:
    Fully stabilized communities                    $23,405       $22,677           3.2%        $69,382      $66,429        4.4%
    Acquisition communities                           9,061         2,886         214.0%         27,077        4,546      495.6%
    Stabilized development communities                6,184         5,876           5.2%         18,302       16,118       13.6%
    Communities in lease-up                           5,787           900         543.0%         13,316        1,554      756.9%
    Communities sold                                    109         5,056         -97.8%          2,207       16,133      -86.3%
                                              ------------- -------------                 ------------- ------------
Total property revenues                              44,546        37,395          19.1%        130,284      104,780       24.3%
                                              ------------- -------------                 ------------- ------------
Property operating and maintenance expense:
    Fully stabilized communities                      7,859         8,023          -2.0%         23,327       23,013        1.4%
    Acquisition communities                           3,256           789         312.7%          9,377        1,215      671.8%
    Stabilized development communities                1,882         1,721           9.4%          5,612        4,960       13.1%
    Communities in lease-up                           1,564           365         328.5%          3,862          662      483.4%
    Communities sold                                    40          1,858         -97.8%            942        6,064      -84.5%
                                              ------------- -------------                 ------------- ------------
Total property operating and
  maintenance expense                                14,601        12,756          14.5%         43,120       35,914       20.1%
                                              ------------- -------------                 ------------- ------------
Property operating income                           $29,945       $24,639          21.5%        $87,164      $68,866       26.6%
                                              ============= =============                 ============= ============

Apartment homes, end of period                       17,685        16,695           5.9%         17,685       16,695        5.9%
                                              ============= =============                 ============= ============


A summary of the Operating Partnership's apartment homes for the nine months ended September 30, 1999 and 1998 is as follows:


                                                                               1999           1998
                                                                            ------------   ------------
Apartment homes at January 1                                                     18,001         14,980
Developments which began rental operations during the                               280          1,067
period
Sale of apartment homes                                                            (596)          (444)
Acquisitions                                                                         --          1,092
                                                                            ------------   ------------
Apartment homes at September 30                                                  17,685         16,695
                                                                            ============   ============

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S FULLY STABILIZED
COMMUNITIES

The operating performance of the 40 Communities stabilized since January 1, 1997 in each of the three and nine months ended September 30, 1999 and 1998, respectively, are summarized below (dollars in thousands except average monthly rental revenue):


                                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               SEPTEMBER 30,                         SEPTEMBER 30,
                                                     -----------------------------------  ------------------------------------
                                                        1999        1998     % CHANGE        1999         1998     % CHANGE
                                                     ----------- ----------- -----------  -----------  ----------- -----------
        Property revenues:
           Rental                                        $21,784     $21,416       1.7%       $64,948      $62,888       3.3%
           Other                                           1,621       1,261      28.5%         4,434        3,541      25.2%
                                                     ----------- -----------              -----------  -----------
        Total property revenues                           23,405      22,677       3.2%        69,382       66,429       4.4%
                                                     ----------- -----------              -----------  -----------
        Property operating and maintenance expense:
           Personnel                                       1,867       1,739       7.4%         5,255        4,942       6.3%
           Advertising and promotion                         312         341      -8.5%           915          969      -5.6%
           Utilities                                       1,165       1,149       1.4%         3,403        3,350       1.6%
           Building repairs and maintenance (1)            1,411       1,441      -2.1%         4,044        3,938       2.7%
           Real estate taxes and insurance                 2,157       2,368      -8.9%         6,785        6,909      -1.8%
           Property supervision                              581         559       3.9%         1,727        1,647       4.9%
           Other operating expense                           366         426     -14.1%         1,198        1,258      -4.8%
                                                     ----------- -----------              -----------  -----------
        Total property operating and
          maintenance expense                              7,859       8,023      -2.0%        23,327       23,013       1.4%
                                                     ----------- -----------              -----------  -----------
        Property operating income                        $15,546     $14,654       6.1%       $46,055      $43,416       6.1%
                                                     =========== ===========              ===========  ===========

        Average physical occupancy                        93.9%       94.6%       -0.8%        93.9%        93.1%        0.9%
                                                     =========== ===========              ===========  ===========

        Average monthly rental revenue                      $817        $803       1.7%          $812         $796       2.0%
                                                     =========== ===========              ===========  ===========

        Number of apartment homes                          9,676       9,676       0.0%         9,676        9,676       0.0%
                                                     =========== ===========              ===========  ===========

        (1) Effective January 1, 1999, the Operating Partnership implemented prospectively a new accounting policy whereby expenditures for carpet replacement are capitalized. Previously, the cost of carpet replacement had been expensed. The change in accounting policy has been treated as a change in accounting estimate and, accordingly, the 1998 historical financial statements have not been restated to reflect the change. However, for comparative purposes only, fully stabilized Communities building repairs and maintenance cost for the three and nine months ended September 30, 1998 has been adjusted in the table above to reflect the new policy. Carpet replacement costs were $364,000 and $393,000 for the three months ended September 30, 1999 and 1998, respectively, and $973,000 and $934,000 for the nine months ended September 30, 1999 and 1998, respectively.

The increase in rental revenue from fully stabilized Communities was primarily the result of increases in average rental rates. The higher revenues were primarily generated in the Operating Partnership's Florida, Atlanta, Georgia, Washington D.C. metro and Richmond, Virginia markets. Property operating and maintenance costs decreased by 2.0% for the three months ended September 30, 1999 as compared to the same period in 1998 primarily due to favorable property tax assessments in 1999 and increased 1.4% during the nine months ended September 30, 1999 as compared to the same period in 1998 primarily due to the addition of Communities during 1998 (see "Operating Performance of the Operating Partnership's Acquisition Communities" below). As a percentage of total property revenue, property operating and maintenance expenses decreased for the three month period from 35.4% in 1998 to 33.6% in 1999. For the nine month period, property operating and maintenance expenses as a percentage of total property revenue decreased from 34.6% in 1998 to 33.6% in 1999.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S ACQUISITION COMMUNITIES

Acquisition Communities consist of Summit St. Clair (acquired effective March 1,
1998), Summit Club at Dunwoody (acquired May 22, 1998), Summit Lenox (acquired July 8, 1998) and a portfolio of seven Communities acquired from Ewing Industries, Inc. and its affiliates (six of which were acquired November 3, 1998 and one of which was acquired on December 31, 1998 after certain operating performance benchmarks were reached). The operations of these Communities for the three and nine months ended September 30, 1999 and 1998 are summarized as follows (dollars in thousands except average monthly rental revenue):

                                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                                ------------------------  -------------------------
                                                                  1999         1998          1999         1998
                                                                ----------  ------------  -----------  ------------
         Property revenues:
             Rental                                                 $8,581        $2,765      $25,795        $4,356
             revenues
             Other property revenue                                    480           121        1,282           190
                                                                ----------  ------------  -----------  ------------
         Total property revenues                                     9,061         2,886       27,077         4,546
                                                                ----------  ------------  -----------  ------------
         Property operating and maintenance
             expense (1)                                             3,256           789        9,377         1,215
                                                                ----------  ------------  -----------  ------------
         Property operating income                                  $5,805        $2,097      $17,700        $3,331
                                                                ==========  ============  ===========  ============

         Average physical occupancy                                   92.7%         95.8%        92.9%         96.3%
                                                                ==========  ============  ===========  ============

         Average monthly rental revenue (2)                           $878          $931         $872          $926
                                                                ==========  ============  ===========  ============

         Number of apartment homes                                   3,557         1,092        3,557         1,092
                                                                ==========  ============  ===========  ============

         (1) Effective January 1, 1999, the Operating Partnership implemented prospectively a new accounting policy whereby expenditures for carpet replacement are capitalized. Previously, the cost of carpet replacement had been expensed. The change in accounting policy has been treated as a change in accounting estimate and, accordingly, the 1998 historical financial statements have not been restated. However, for comparative purposes only, acquisition Communities building repairs and maintenance cost for the three and nine months ended September 30, 1998 has been adjusted in the table above to reflect the new policy. Carpet replacement costs were $87,000 and $1,000 for the three months ended September 30, 1999 and 1998, respectively, and $127,000 and $3,000 for the nine months ended September 30, 1999 and 1998, respectively.
         (2) Average monthly rental revenue for the three and nine months ended September 30, 1999 for Summit St. Clair, Summit Club at Dunwoody and Summit Lenox (the only Communities owned as of September 30,
              1998) was $973 and $964, respectively, representing a 6.8% increase from 1998 for the three month period and a 10.6% increase from 1998 for the nine month period.

Summit at Lenox (432 apartment homes) is currently undergoing a major renovation. Improvements include renovations to the interior and exterior of units, construction of a new office, clubhouse and fitness center, and ground improvements. The renovation will require certain apartment homes to be unavailable for rental over the course of the project. The renovation work at Summit at Lenox is expected to be completed by the end of the third quarter 2000.

The unleveraged yield on investment for the acquisition Communities, defined as property operating income for the three and nine months ended September 30, 1999 on an annualized basis over total acquisition cost, was 8.62% and 8.76%, respectively.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S STABILIZED DEVELOPMENT COMMUNITIES

The Operating Partnership had nine development Communities (Summit Ballantyne I, Summit Sedgebrook I, Summit on the River, Summit Lake I, Summit Norcroft II, Summit Stonefield, Summit Russett, Summit Fairways and Summit Plantation II) which were stabilized during the entire nine months ended September 30, 1999 but were stabilized subsequent to January 1, 1997. Six of these Communities (Summit Ballantyne I, Summit Sedgebrook I, Summit on the River, Summit Lake I, Summit Russett and Summit Fairways) will be classified as fully stabilized in the year 2000 since they will have been stabilized for two full years as of January 1, 2000. The operating performance of these nine Communities for the three and nine months ended September 30, 1999 and 1998 is summarized below (dollars in thousands except average monthly rental revenue):


                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                     ----------------------- ---------------------------
                                                       1999         1998         1999          1998
                                                     ----------  ----------- ------------- -------------
Property revenues:
    Rental revenues                                      $5,738       $5,496       $17,093       $15,159
    Other property revenue                                  446          380         1,209           959
                                                     ----------  ----------- ------------- -------------
Total property revenues                                   6,184        5,876        18,302        16,118
                                                     ----------  ----------- ------------- -------------
Property operating and maintenance
    expense (1)                                           1,882        1,721         5,612         4,960
                                                     ----------  ----------- ------------- -------------
Property operating income                                $4,302       $4,155       $12,690       $11,158
                                                     ==========  =========== ============= =============

Average physical occupancy                                 94.3%        94.2%         93.9%         86.6%
                                                     ==========  =========== ============= =============

Average monthly rental revenue                             $931         $905          $923          $899
                                                     ==========  =========== ============= =============

Number of apartment homes                                 2,212        2,212         2,212         2,212
                                                     ==========  =========== ============= =============

(1) Effective January 1, 1999, the Operating Partnership implemented prospectively a new accounting policy whereby expenditures for carpet replacement are capitalized. Previously, the cost of carpet replacement had been expensed. The change in accounting policy has been treated as a change in accounting estimate and, accordingly, the 1998 historical financial statements have not been restated to reflect the change. However, for comparative purposes only, stabilized development Communities building repairs and maintenance cost for the three and nine months ended September 30, 1998 has been adjusted in the table above to reflect the new policy. Carpet replacement costs were $50,000 and $26,000 for the three months ended September 30, 1999 and 1998, respectively, and $112,000 and $41,000 for the nine months ended September 30, 1999 and 1998, respectively.

The unleveraged yield on investment for the stabilized development Communities, defined as property operating income for the three and nine months ended September 30, 1999 on an annualized basis over total development cost, was 10.54% and 10.36%, respectively.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S COMMUNITIES IN LEASE-UP

The Operating Partnership had ten Communities in lease-up during the nine months ended September 30, 1999. A Community in lease-up is defined as one which has commenced rental operations but was not stabilized as of the beginning of the current year. A summary of nine of the ten Communities in lease-up as of September 30, 1999 is as follows (dollars in thousands):


                                                       TOTAL        ACTUAL/                                   % LEASED
                                         NUMBER OF    ACTUAL/     ANTICIPATED      ACTUAL/        Q3 1999       AS OF
                                         APARTMENT   ESTIMATED   CONSTRUCTION    ANTICIPATED      AVERAGE    SEPTEMBER 30,
COMMUNITY                                  HOMES        COST      COMPLETION    STABILIZATION    OCCUPANCY      1999
--------------------------------------  ------------ ----------- -------------- --------------- ------------ ------------
Summit Ballantyne II - Charlotte, NC             154     $10,200    Q4 1998        Q1 1999        92.58%       91.56%
Summit New Albany I - Fairfax, VA                301      24,000    Q4 1998        Q3 1999        94.53%       96.68%
Summit Fair Lakes I - Fairfax, VA                370      32,800    Q1 1999        Q2 1999        97.88%      100.00%
Summit Governor's Village - Chapel Hill, NC      242      16,900    Q1 1999        Q2 1999        94.82%       97.11%
Summit Lake II - Raleigh, NC                     144      10,200    Q2 1999        Q3 1999        65.45%       87.50%
Summit Fair Lakes II - Fairfax, VA               160      14,200    Q3 1999        Q1 2000        80.98%      100.00%
Summit Westwood - Raleigh, NC                    354      24,800    Q3 1999        Q4 1999        88.87%       99.44%
Summit Sedgebrook II - Charlotte, NC             120       7,500    Q3 1999        Q1 2000        82.62%       91.67%
Summit Doral - Miami, FL (1)                     260      22,800    Q4 1999        Q4 1999        71.55%       79.23%
                                        ------------ -----------
                                               2,105    $163,400
                                        ============ ===========

(1) The related assets of such properties are included in the Construction in Progress category at September 30, 1999.

In addition to the Communities listed in the table above, Summit Fairview (135 apartment homes) is an existing property of the Operating Partnership which is currently undergoing a major renovation. The renovation includes upgrades of the interior of the apartment homes (new cabinets, fixtures and other interior upgrades), upgrades to the parking lots and landscaping, as well as exterior painting of buildings. The renovation will require certain apartment homes to be unavailable for rental over the course of the project. The operations of Summit Fairview are included in lease-up Communities results due to the renovation work. The renovation work at Summit Fairview is expected to be completed by the end of the first quarter of 2000.

All communities listed above were in lease-up during the nine months ended September 30, 1999. Of the nine Communities listed in the table above and Summit Fairview, only Summit Fairview, Summit Ballantyne II, Summit Governor's Village, Summit New Albany I and Summit Fair Lakes I had operating activity during the three and nine months ended September 30, 1998. The operating performance of these Communities for the three and nine months ended September 30, 1999 and 1998 is summarized below (dollars in thousands except average monthly rental revenue):

                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          SEPTEMBER 30,              SEPTEMBER 30,
                                                      -----------------------  ---------------------------
                                                         1999        1998         1999           1998
                                                      -----------  ----------  ------------  -------------
Property revenues:
    Rental revenues                                        $5,416        $824       $12,485         $1,441
    Other property revenue                                    371         76            831            113
                                                      -----------  ----------  ------------  -------------
Total property revenues                                     5,787         900        13,316          1,554
                                                      -----------  ----------  ------------  -------------
Property operating and maintenance
    expense (1)                                             1,564         365         3,862            662
                                                      -----------  ----------  ------------  -------------
Property operating income                                  $4,223        $535        $9,454           $892
                                                      ===========  ==========  ============  =============

Average physical occupancy                                   87.6%       28.1%         70.4%          23.5%
                                                      ===========  ==========  ============  =============

Average monthly rental revenue                               $891        $869          $824           $890
                                                      ===========  ==========  ============  =============

Number of apartment homes                                   2,240       1,202         2,240          1,202
                                                      ===========  ==========  ============  =============

(1) Effective January 1, 1999, the Operating Partnership implemented prospectively a new accounting policy whereby expenditures for carpet replacement are capitalized. Previously, the cost of carpet replacement had been expensed. The change in accounting policy has been treated as a change in accounting estimate and, accordingly, the 1998 historical financial statements have not been restated to reflect the change. However, for comparative purposes only, lease-up Communities building repairs and maintenance cost for the three and nine months ended September 30, 1998 has been adjusted in the table above to reflect the new policy. Carpet replacement costs were $5,000 and $4,000 for the three months ended September 30, 1999 and 1998, respectively, and $9,000 and $17,000 for the nine months ended September 30, 1999 and 1998, respectively.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S DISPOSITION COMMUNITIES

Disposition communities consist of the former Summit Hampton, Summit Oak and Summit Beacon Ridge communities in 1999 (the "1999 Dispositions"). The 1998 dispositions consist of the 1999 Dispositions as well as the following communities disposed during 1998 (referred to herein using former community names): Summit Providence, Summit Springs, Summit Old Town, Summit Creek, Summit Green, Summit Hill, Summit Hollow and Summit Station. The operating performance of these communities is summarized below (dollars in thousands except average monthly rental revenue):


                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                     ----------------------- ---------------------------
                                                       1999         1998         1999          1998
                                                     ----------  ----------- ------------- -------------
Property revenues:
    Rental revenues                                        $105       $4,711        $2,116       $15,438
    Other property revenue                                   4           345           91            695
                                                     ----------  ----------- ------------- -------------
Total property revenues                                     109        5,056         2,207        16,133
                                                     ----------  ----------- ------------- -------------
Property operating and maintenance
    expense (1)                                             40         1,858           942         6,064
                                                     ----------  ----------- ------------- -------------
Property operating income                                   $69       $3,198        $1,265       $10,069
                                                     ==========  =========== ============= =============

Number of apartment homes                                   596          596           596           596
                                                     ==========  =========== ============= =============


(1) Effective January 1, 1999, the Operating Partnership implemented prospectively a new accounting policy whereby expenditures for carpet replacement are capitalized. Previously, the cost of carpet replacement had been expensed. The change in accounting policy has been treated as a change in accounting estimate and, accordingly, the 1998 historical financial statements have not been restated to reflect the change. However, for comparative purposes only, disposition communities building repairs and maintenance cost for the three and nine months ended September 30, 1998 has been adjusted in the table above to reflect the new policy. Carpet replacement costs were $4,000 and $91,000 three months ended September 30, 1999 and 1998, respectively. Carpet replacement costs for the nine months ended September 30, 1999 and 1998 were $60,000 and $289,000, respectively.

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

The operating performance of Summit Management Company (the "Management Company") and its wholly-owned subsidiary, Summit Apartment Builders, Inc. (the "Construction Company"), for the three and nine months ended September 30, 1999 and 1998 is summarized below (dollars in thousands):

                                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                                        SEPTEMBER 30,        SEPTEMBER 30,
                                                      ------------------- --------------------
                                                         1999      1998     1999       1998
                                                      -----------  ------ ---------  ---------
Revenue                                                    $2,346  $1,609    $6,507     $4,664
Expenses
    Operating                                               2,484   1,539     6,810      4,140
    Depreciation                                              70      61        213        179
    Amortization                                              71      72        220        215
    Interest                                                  75      75        225        225
                                                      -----------  ------ ---------  ---------
    Total expenses                                          2,700   1,747     7,468      4,759
                                                      -----------  ------ ---------  ---------
Net (loss) of Summit Management Company                     ($354)  ($138)    ($961)      ($95)
                                                      ===========  ====== =========  =========

The increase in revenue for the three and nine month periods was primarily a result of higher revenues from managing the Operating Partnership's Communities and higher revenues from construction activity. The increase in operating expenses was a result of increased construction activities and increased personnel at the Management Company in order to better support the Operating Partnership's growth objectives, including improving the operating performance of its stabilized Communities. In addition, the number of personnel dedicated to information systems at the Management Company increased.

Property management revenues include $313,000 and $276,000 of property management fees from third parties for the three months ended September 30, 1999 and 1998, respectively, and $966,000 and $934,000 of fees from third parties for the nine months ended September 30, 1999 and 1998, respectively. Property management fees from third parties as a percentage of total property management revenues were 19.4% and 14.6% for the three months ended September 30, 1999 and 1998, respectively, and 20.7% and 18.6% for the nine months ended September 30, 1999 and 1998, respectively. The Operating Partnership expects third party management revenue as a percentage of total property management revenues to continue to decline as revenues from the Operating Partnership's Communities continue to increase.

All of the Construction Company's revenues are from contracts with the Operating Partnership.

OTHER INCOME AND EXPENSES

Interest income increased by $147,000 and $1.7 million, respectively, to $380,000 and $2.2 million for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998, primarily due to interest earned on proceeds from property sales placed in escrow in accordance with like-kind exchange income tax rules and regulations.

Interest expense, including amortization of deferred financing costs, increased by $845,000 and $6.4 million for the three and nine months ended September 30, 1999, respectively, compared with the same periods in 1998. This increase was primarily the result of an increase in the Operating Partnership's average indebtedness outstanding. Average indebtedness outstanding increased $139.6 million and effective interest cost decreased 0.24% (6.79% to 6.55%) for the three months ended September 30, 1999 as compared to the same period in 1998. Average indebtedness outstanding increased $155.6 million and effective interest cost decreased 0.19% (6.74% to 6.55%) for the nine months ended September 30, 1999 as compared to the same period in 1998.

Depreciation expense increased $1.4 million and $4.9 million, or 19.7% and 23.6%, for the three and nine months ended September 30, 1999, respectively, compared with the similar periods in 1998, primarily due to depreciation on recently acquired or developed Communities, offset by a reduction in depreciation related to Communities sold.

General and administrative expenses decreased $320,000 and increased $186,000, or 26.9% and 6.8%, for the three and nine months ended September 30, 1999, respectively, as compared to the similar periods in 1998. The decrease for the three months ended September 30, 1999 was the result of timing differences related to compensation and the increase for the nine months ended September 30, 1999 was primarily due to increased compensation costs and expenses related to the Operating Partnership's overall growth. As a percentage of revenues, general and administrative expenses were 1.9% and 3.1% for the three months ended September 30, 1999 and 1998, and 2.2% and 2.6% for the nine months ended September 30, 1999 and 1998, respectively.

EXTRAORDINARY ITEMS

The extraordinary items in the nine months ended September 30, 1998 resulted from the write-off of deferred financing costs in conjunction with the replacement by the Operating Partnership of its prior credit facility with a new credit facility as well as prepayment penalties on four mortgage notes which were repaid during the period.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Operating Partnership's net cash provided by operating activities decreased from $47.5 million for the nine months ended September 30, 1998 to $43.5 million for the same period in 1999, primarily due to a $19.6 million increase in property operating income and a $1.7 million increase in interest income offset by a $7.1 million increase in interest paid and a $6.7 million decrease in accounts payable and accrued expenses. The increase in interest income was due to interest earned on proceeds from property sales placed in escrow in accordance with like-kind exchange income tax rules and regulations. The increase in interest paid was primarily due to an increase in the average indebtedness outstanding. The decrease in accounts payable and accrued expenses was primarily due to timing of property tax and construction related payments and the payment of certain liabilities assumed in conjunction with the Operating Partnership's Community acquisitions during the fourth quarter of 1998.

Net cash used in investing activities for the nine months ended September 30, 1998 was $157.6 million. Cash used by investing activities was $12.2 million for the same period in 1999 due to the absence of the purchase of communities during the nine months ended September 30, 1999, and an increase in proceeds from the sale of Communities, partially offset by an increase in the construction of Communities. Property sale proceeds in 1998 were placed in escrow in accordance with like-kind exchange income tax rules and regulations. Proceeds from the sale of Communities in 1999 represent funds expended from these like-kind exchange escrows. In the event the proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company level tax may be incurred.

Net cash provided by financing activities was $111.4 million for the nine months ended September 30, 1998. Net cash used in financing activities was $30.9 million for the same period in 1999, primarily due to net repayments of $111.5 million on the Operating Partnership's Unsecured Credit Facility (as hereinafter defined) funded partially by the use of $136.3 million of proceeds from the sale of Series B and Series C Preferred Units by the Operating Partnership during the period. Other uses of cash during the nine months ended September 30, 1999 which caused an increase in cash used in financing activities as compared to the same period in 1998 were the payment of higher dividends and distributions to unitholders, the repurchase of Common Stock for an aggregate purchase price of approximately $34.6 million and a decrease in equity proceeds from Summit Properties' dividend reinvestment and stock purchase plans.

The ratio of earnings to fixed charges was 1.85 for the nine months ended September 30, 1999 as compared to 1.94 for the nine months ended September 30, 1998. The decrease is primarily due to increased interest charges as discussed in "Historical Results of Operations -- Other Income and Expenses" above.

The Operating Partnership's outstanding indebtedness at September 30, 1999 totaled $620.1 million. This amount includes approximately $264.4 million in fixed rate conventional mortgages, $38.6 million of variable rate tax-exempt bonds, $266.0 million of unsecured notes, $9.1 million of tax-exempt fixed rate loans, and $42.0 million under the Unsecured Credit Facility (as hereinafter defined).

During the nine months ended September 30, 1999, the Operating Partnership sold three communities, one of which had an associated variable rate tax-exempt bond ($12.3 million outstanding at the date of sale) and one of which had an associated conventional mortgage ($2.5 million outstanding at the date of sale). Both of these debt instruments were assumed by the respective purchasers of the communities upon sale.

The Operating Partnership repaid four mortgage notes with a balance of $11.9 million during the first quarter of 1998. The mortgage notes had an 8% interest rate and were repaid from borrowings under the Operating Partnership's Unsecured Credit Facility (as hereinafter defined).

The Operating Partnership expects to meet its short-term liquidity requirements (i.e., liquidity requirements arising within 12 months), including recurring capital expenditures relating to maintaining its existing properties, generally through its working capital, net cash provided by operating activities and borrowings under its Unsecured Credit Facility (as hereinafter defined). The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of dividends and distributions. The Operating Partnership expects to meet its long-term liquidity requirements (i.e., liquidity requirements arising after 12 months), such as scheduled mortgage debt maturities, property acquisitions, financing of construction and development activities and other non-recurring capital improvements, through the issuance of unsecured notes and equity securities, from undistributed cash flow, from proceeds received from the disposition of certain Communities and in connection with the acquisition of land or improved property, through the issuance of Units.

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

MEDIUM-TERM NOTES

On May 29, 1998, the Operating Partnership established a program for the sale of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). On March 18, 1999, the Operating Partnership sold $25 million of notes under the MTN Program. Such notes are due on March 16, 2009 and bear interest at 7.59% per year. Proceeds from the notes issued were used to reduce the Unsecured Credit Facility. The Operating Partnership issued Medium-Term Notes with an aggregate principal amount of $80 million ($55 million of which was issued during 1998) in connection with the MTN Program. In July 1999, Summit Properties and the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission pursuant to which the Operating Partnership may issue debt securities with an aggregate public offering price of up to $250 million. The Operating Partnership intends to establish a similar program for the sale of Medium-Term Notes under such registration statement, pursuant to which the Operating Partnership may issue Medium-Term Notes from time to time in the future subject to market conditions and other factors.

PRIVATE PLACEMENT OF PREFERRED UNITS


On April 29, 1999, the Operating Partnership completed a private placement of
3.4 million of its 8.95% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") to two institutional investors at a price of $25.00 per unit. The net proceeds of approximately $83 million were used to repay amounts outstanding under the Operating Partnership's unsecured credit facility. The Series B Preferred Units may be exchanged by the holders into shares of 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock of Summit Properties ("Series B Preferred Shares") on a one-for-one basis. Holders of the Series B Preferred Units may exercise their exchange right (a) at any time on or after April 29, 2009, (b) at any time if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of particular specified events related to the treatment of the Operating Partnership or the Series B Preferred Units for federal income tax purposes. The Operating Partnership may redeem the Series B Preferred Units at any time on or after April 29, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. In lieu of cash, the Operating Partnership may elect to deliver Series B Preferred Shares on a one-for-one basis, plus an amount equal to all accumulated, accrued and unpaid distributions or dividends. The Series B Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of Summit Properties or the Operating Partnership. Distributions on the Series B Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per annum of the $25.00 original capital contribution. Holders of the Series B Preferred Units received distributions in the aggregate amount of approximately $3.2 million as of September 30, 1999.


On September 3, 1999, the Operating Partnership completed a private placement of
2.2 million of its 8.75% Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Preferred Units") to an institutional investor at a price of $25.00 per unit. The net proceeds of approximately $54 million were used to repay amounts outstanding under the Operating Partnership's unsecured credit facility. The Series C Preferred Units may be exchanged by the holder into shares of 8.75% Series C Cumulative Redeemable Perpetual Preferred Stock of Summit Properties ("Series C Preferred Shares") on a one-for-one basis. The holder of the Series C Preferred Units may exercise its exchange right (a) at any time on or after September 3, 2009, (b) at any time if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of particular specified events related to the treatment of the Operating Partnership or the Series C Preferred Units for federal income tax purposes, or
(d) at any time that such institutional investor's holdings in the Operating Partnership exceed 18% of the total profits of or capital interests in the Operating Partnership for a taxable year. The Operating Partnership may redeem the Series C Preferred Units at any time on or after September 3, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. The Series C Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of Summit Properties or the Operating Partnership. Distributions on the Series C Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per annum of the $25.00 original capital contribution. The holder of the Series C Preferred Units received a distribution in the aggregate amount of approximately $374,000 on September 30, 1999.

COMMON STOCK REPURCHASE PROGRAM

On May 11, 1999, the Board of Directors of Summit Properties authorized a common stock repurchase program pursuant to which Summit Properties is authorized to purchase up to an aggregate of $50 million of currently issued and outstanding common stock, par value $0.01 per share ("Common Stock"). All repurchases have and will be made on the open market at prevailing prices. This authority may be exercised from time to time and in such amounts as market conditions warrant. During the three and nine month periods ended September 30, 1999, Summit Properties repurchased 1,197,700 and 1,732,000 shares of Common Stock for an aggregate purchase price, including commissions, of approximately $24.1 and $34.6 million, respectively, and at an average price of $20.12 and $19.97 per share, respectively.

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

On August 11, 1999, the Operating Partnership sold an apartment community in Greenville, South Carolina, formerly known as Summit Beacon Ridge (144 apartment homes) for $7.6 million. The disposition of Summit Beacon Ridge resulted in the recognition of a gain on sale of $2.5 million. The net proceeds of $7.4 million, were placed into escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and are expected to be used to fund future development communities.

On October 5, 1999, the Operating Partnership sold three apartment communities in Sarasota, Florida, formally known as Summit Heron's Run, Summit McIntosh and Summit Perico (an aggregate of 742 apartment homes). The disposition of these properties resulted in the recognition of an aggregate gain on sale of $7.6 million. The aggregate net proceeds of approximately $38.1 million were placed into escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and are expected to be used to fund future development communities.


PROPERTIES BEING MARKETED FOR SALE

At September 30, 1999, the Operating Partnership had four Communities for sale with a net book value of approximately $35.8 million (including the three apartment communities sold on October 5, 1999). The Operating Partnership does not anticipate incurring a loss on any individual apartment Community sale. The four Communities held for sale represented approximately 3.8% of property operating income for the Operating Partnership for the nine months ended September 30, 1999. The Operating Partnership intends to use proceeds from these sales, and future sales of Communities, to fund future development and to repurchase Common Stock under Summit Properties' common stock repurchase program.

DEVELOPMENT ACTIVITY

The Operating Partnership's construction in progress at September 30, 1999 is summarized as follows (dollars in thousands):



                                                                   TOTAL                     ESTIMATED     ANTICIPATED
                                                   APARTMENT     ESTIMATED      COST TO       COST TO     CONSTRUCTION
COMMUNITY                                            HOMES         COSTS         DATE        COMPLETE      COMPLETION
------------------------------------------------  -------------  -----------  ------------  ------------ ----------------
Summit Doral - Miami, FL (1)                                260      $22,800       $22,714          $86      Q4 1999
Summit New Albany II- Columbus, OH (1)                      127        9,800         6,120        3,680      Q4 1999
Summit Largo - Largo, MD (1)                                219       18,000        14,435        3,565      Q1 2000
Summit Hunter's Creek - Orlando, FL                         270       19,200        10,530        8,670      Q1 2000
Summit Deer Creek - Atlanta, GA                             292       22,200        10,868       11,332      Q2 2000
Summit Russett II- Laurel, MD                               112        9,900         3,970        5,930      Q2 2000
Summit Ashburn Farm- Loudon County, VA                      162       14,600         5,261        9,339      Q3 2000
Summit Grandview - Charlotte, NC                            266       45,500        13,787       31,713      Q4 2000
Reunion Park by Summit- Raleigh , NC                        248       14,300         4,715        9,585      Q1 2001
Summit Deerfield-Cincinnati, OH                             498       41,500         8,059       33,441      Q3 2001
Summit Crest-Raleigh, NC                                    438       30,700         3,646       27,054      Q3 2001
                                                  -------------  -----------  ------------  ------------
                                                          2,892      248,500       104,105      144,395
Other development and construction costs (2)                 --           --        33,479           --
                                                  -------------  -----------  ------------  ------------
                                                          2,892    $ 248,500     $ 137,584    $ 144,395
                                                  =============  ===========  ============  ============


(1) These communities were in lease-up at September 30, 1999.
(2) Consists primarily of land held for development and other predevelopment costs.

Estimated costs to complete the development Communities represent substantially all of the Operating Partnership's material commitments for capital expenditures.

CERTAIN FACTORS AFFECTING THE PERFORMANCE OF DEVELOPMENT COMMUNITIES

The Operating Partnership is optimistic about the operating prospects of the Communities under construction, even with the increased supply of newly constructed apartment homes of comparable quality in many of its markets. As with any development community, there are uncertainties and risks associated with the development of the Communities described above. While the Operating Partnership has prepared development budgets and has estimated completion and stabilization target dates based on what it believes are reasonable assumptions in light of current conditions, there can be no assurance that actual costs will not exceed current budgets or that the Operating Partnership will not experience construction delays due to the unavailability of materials, weather conditions or other events.

Other development risks include the possibility of incurring additional costs or liabilities resulting from defects in construction material, and the possibility that financing may not be available on favorable terms, or at all, to pursue or complete development activities. Similarly, market conditions at the time these Communities become available for leasing will affect the rental rates that may be charged and the period of time necessary to achieve stabilization, which could make one or more of the development Communities unprofitable or result in achieving stabilization later than currently anticipated.

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

ASSESSMENT

The Operating Partnership has substantially completed an assessment of its standard computer information systems and is now taking the further necessary steps to make its core computer information systems, in those situations in which the Operating Partnership is required to do so, Year 2000 compliant. See "Remediation and Implementation" below. As of September 30, 1999, the Operating Partnership is 100% complete with its assessment of the Year 2000 compliance in regard to the Operating Partnership's other (i.e., non-core) standard computer information systems. Year 2000 analysis software was used to perform this assessment and to determine the steps needed for remediation. See "Remediation and Implementation" below.

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

The remediation of non-core standard computer information systems and embedded technology issues has been accomplished through a series of minor hardware upgrades and software patches. The Operating Partnership had implemented substantially all of these upgrades as of October 31, 1999 and expects that the remaining upgrades will be completed by December 31, 1999.

TESTING

To attempt to confirm that its computer systems are Year 2000 compliant, the Operating Partnership expects to perform limited testing of its computer information systems and its other computer systems that do not relate to information technology but include embedded technology; however, unless Year 2000 issues arise in the course of its limited testing, the Operating Partnership will rely on the written verification received from each vendor of its computer systems that the relevant system is Year 2000 compliant. Nevertheless, there can be no assurance that the computer systems on which the Operating Partnership's business relies will correctly distinguish dates before the year 2000 from dates in and after the year 2000. Any such failures could have a material adverse effect on the Operating Partnership's business, financial condition and results of operations. The Operating Partnership began testing during the fourth quarter of 1998 and completed accounting and property management systems testing before the end of the second quarter of 1999. These tests are supplemented with additional written representations from these key vendors. Testing of core and non-core standard computer information systems and embedded technology will continue through fourth quarter to validate remediation and implementation of Year 2000 compliance.

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

THE OPERATING PARTNERSHIP'S CONTINGENCY PLANS

Though the probability of Year 2000 issues affecting property computer systems is considered to be remote, the Operating Partnership is implementing contingency plans for the manual management of certain property operations including resident rent collections, security deposits, lease renewals, apartment access and community access systems. Because the Operating Partnership has not yet identified any specific business function that will be materially at risk of significant Year-2000 related disruptions, the Operating Partnership has not yet developed additional detailed contingency plans specific to Year 2000 problems. The Operating Partnership will develop one or more contingency plans in the event that the Operating Partnership identifies an issue that requires implementation of such a plan or plans.

FUNDS FROM OPERATIONS

The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sale of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Operating Partnership computes Funds from Operations in accordance with the standards established by the White Paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Funds Available for Distribution is defined as Funds from Operations less capital expenditures funded by operations (recurring capital expenditures). The Operating Partnership's methodology for calculating Funds Available for Distribution may differ from the methodology for calculating Funds Available for Distribution utilized by other equity REITs, and accordingly, may not be comparable to other REITs. Funds from Operations and Funds Available for Distribution do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, property acquisitions and development, dividends and distributions or other commitments and uncertainties. Funds from Operations and Funds Available for Distribution should not be considered as alternatives to net income (determined in accordance with GAAP) as an indication of the Operating Partnership's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Operating Partnership's liquidity, nor are they indicative of funds available to fund the Operating Partnership's cash needs, including its ability to make dividends/distributions. The Operating Partnership believes Funds from Operations and Funds Available for Distribution are helpful to investors as measures of the performance of the Operating Partnership because, along with cash flows from operating activities, financing activities and investing activities, they provide investors with an understanding of the ability of the Operating Partnership to incur and service debt and make capital expenditures.

Funds from Operations and Funds Available for Distribution for the three and nine months ended September 30, 1999 and 1998 are calculated as follows (dollars in thousands):



                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                  -------------------------------  -------------------------------
                                                       1999            1998            1999             1998
                                                  ---------------  --------------  --------------  ---------------
Net income available to common unitholders                $11,323          $7,892         $35,506          $30,467
Gain on sale of real estate assets                         (2,487)              0          (8,793)          (8,731)
Extraordinary items                                           --              --              --               185
                                                  ---------------  --------------  --------------  ---------------
    Subtotal                                                8,836           7,892          26,713           21,921
Depreciation:
  Real estate assets                                        8,797           7,338          25,602           20,701
  Real estate joint venture                                   184             --              550              --
                                                  ---------------  --------------  --------------  ---------------
Funds from Operations                                      17,817          15,230          52,865           42,622
Recurring capital expenditures (1)                         (1,899)           (611)         (5,083)          (3,372)
                                                  ---------------  --------------  --------------  ---------------
Funds Available for Distribution                          $15,918         $14,619         $47,782          $39,250
                                                  ===============  ==============  ==============  ===============
Non-recurring capital expenditures (1) (2)                 $1,630          $1,792          $3,916           $3,279
                                                  ===============  ==============  ==============  ===============
Cash Flow Provided By (Used In):
    Operating Activities                                  $15,781         $17,367         $43,541          $47,451
    Investing Activities                                  (17,312)        (62,499)        (12,225)        (157,607)
    Financing Activities                                    1,394          47,568         (30,904)         111,416


Weighted average units outstanding -diluted            31,986,522      29,468,032      32,530,885       28,825,095
                                                  ===============  ==============================  ===============


(1) Recurring capital expenditures are expected to be funded from operations and consist primarily of exterior painting, carpets in 1999, new appliances, vinyl, blinds, tile, and wallpaper. In contrast, non-recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities and are, therefore, not included in the calculation of Funds Available for Distribution. The increase in recurring capital expenditures for the three and nine months ended September 30, 1999 and 1998 was primarily due to the Operating Partnership's change in accounting policy to capitalize carpets starting January 1, 1999. Without carpet, recurring capital expenditures for the three and nine months ended September 30, 1999 would have been $1.4 million and $3.8 million, respectively.

(2) Non-recurring capital expenditures for the nine months ended September 30, 1999 and 1998 primarily consisted of major renovations in the amount of $2.3 million in 1999 and $442,000 in 1998; $526,000 and $421,000 for access gates and security fences in 1999 and 1998 respectively; $10,000 and $765,000 for water meters in 1999 and 1998, respectively; $1.0 million and $414,000 in other revenue enhancement expenditures in 1999 and 1998, respectively; and $191,000 for improvements at Summit Norcroft I completed in conjunction with the development of Summit Norcroft II in 1998.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has been no material change in the Operating Partnership's market risk since the filing of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 except as set forth below.

While the Operating Partnership has historically had limited involvement with derivative financial instruments, the Operating Partnership may utilize such instruments in certain situations to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. The Operating Partnership does not utilize derivative financial instruments for trading purposes. On September 16, 1999, the Operating Partnership entered into an interest rate swap agreement with a notional amount of $30 million, relating to $30 million of notes issued by the Operating Partnership under the MTN Program which carry a fixed interest rate of 6.625% per annum (the "Fixed Rate"). Under the interest rate swap agreement, through the maturity date of such notes of December 15, 2003, (i) the Operating Partnership has agreed to pay to the counterparty the interest that would have been incurred on the $30 million principal amount of the notes at a floating interest rate of LIBOR plus 11 basis points (the "Floating Rate"), and (ii) the counterparty has agreed to pay to the Operating Partnership the interest incurred on the same principal amount at the Fixed Rate. The Floating Rate at September 30, 1999 was 5.62%. Under the interest rate swap agreement, an increase in LIBOR will increase the amount of interest that the Operating Partnership will be required to pay, and a decrease in LIBOR will decrease the amount of interest that the Operating Partnership will be required to pay. A 1% increase in LIBOR would increase interest expense of the Operating Partnership by $300,000 per annum under the terms of the interest rate swap agreement.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

During the three months ended September 30, 1999, the Operating Partnership has issued Common Units in private placements in reliance on the exemption from registration under section 4(2) of the Securities Act in the amounts and for the consideration set forth below:

A. Summit Properties has issued an aggregate of 77,525 shares of Common Stock pursuant to its Dividend Reinvestment and Stock Purchase Plan. Summit Properties has contributed the proceeds of these sales (approximately $1.5 million) to the Operating Partnership in consideration of an aggregate of 77,525 Common Units.

B. Summit Properties has issued an aggregate of 6,000 shares of Common Stock pursuant to the exercise of stock options. Summit Properties has contributed the proceeds (approximately $103,000) of these options to the Operating Partnership in consideration of an aggregate 6,000 Common Units.

C. Summit Properties has issued an aggregate of 77,458 shares of Common Stock pursuant to its Employee Stock Purchase Plan. Summit Properties has contributed the proceeds (approximately $1.5 million) of these sales to the Operating Partnership in consideration of an aggregate of 77,458 Common Units.

D. Summit Properties has issued an aggregate of 1,750 shares of Common Stock in connection with restricted stock awards. Each time a share of Common Stock is issued in connection with such an award, the Operating Partnership issues a Common Unit to Summit Properties; consequently, 1,750 Common Units have been issued to Summit Properties.

On September 3, 1999, the Operating Partnership completed a private placement (the "Private Placement") of 2.2 million of its Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Preferred Units") to an institutional investor at a price of $25.00 per unit, or an aggregate offering price of $55 million. The Operating Partnership received net proceeds of approximately $54 million in the Private Placement. The Series C Preferred Units were offered by the Operating Partnership in the Private Placement pursuant to Rule 506 of Regulation D promulgated under the Securities Act.

In light of the circumstances under which such Common Units and Series C Preferred Units were issued and information obtained by the Operating Partnership in connection with such transactions, management of Summit Properties, in its capacity as general partner of the Operating Partnership, believes that the Operating Partnership may rely on such exemptions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1 Articles Supplementary to the Articles of Amendment and Restatement of Summit Properties Inc. designating 8.75% Series C Cumulative Redeemable Perpetual Preferred Stock, dated September 3, 1999 (incorporated herein by reference to Exhibit 99.1 to Summit Properties Partnership, L.P.'s Current Report on Form 8-K filed on September 17, 1999, File No. 000-22411).

10.1 Amendment, dated as of September 3, 1999, to Agreement of Limited Partnership of Summit Properties Partnership, L.P., designating 8.75% Series C Cumulative Redeemable Perpetual Preferred Units (incorporated herein by reference to Exhibit 3.1 to Summit Properties Partnership, L.P.'s Current Report on Form 8-K filed on September 17, 1999, File No. 000-22411).

*12.1 Statement Regarding Calculation of Ratio of Earnings to Fixed Charges for the Nine Months ended September 30, 1999 (filed herewith).

*27.1 Financial Data Schedule--Nine Months ended September 30, 1999 (for SEC use only).

       * Filed herewith


(b) Reports on Form 8-K

A Form 8-K was filed with the Securities and Exchange Commission on September 17, 1999 in connection with Summit Properties Partnership, L.P.'s private placement of 2,200,000 8.75% Series C Cumulative Redeemable Perpetual Preferred Units on September 3, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SUMMIT PROPERTIES PARTNERSHIP, L.P.

 November 12, 1999                     /s/ William F. Paulsen
------------------------------        ---------------------------------------
(Date)                                            William F. Paulsen,
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

 November 12, 1999                     /s/ Michael L. Schwarz
------------------------------        ---------------------------------------
(Date)                                            Michael L. Schwarz,
                                              EXECUTIVE VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER