Form 10-K
period 1999-12-31
SUMMIT PROPERTIES PARTNERSHIP L P
filed 2000-03-24
CIK 1034235

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

For the fiscal year ended December 31, 1999       Commission file number 0-22411

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

                  COMMON UNITS OF LIMITED PARTNERSHIP INTEREST
                             (TITLE OF EACH CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     The aggregate market value of common units of limited partnership interest ("Units") held by nonaffiliates of the Registrant, as of March 10, 2000 was $59,597,743 based on the last reported sale price of the Common Stock of Summit Properties Inc., a Maryland corporation and the sole general partner of the Registrant (the "Company"), into which Units are redeemable under certain circumstances at the election of the Company.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                   PAGE
----                                                                   ----
PART I

1.       Business....................................................     3

2.       Properties..................................................     8

3.       Legal Proceedings...........................................    11

4.       Submission of Matters to a Vote of Security Holders.........    11

PART II

5.       Market for Registrant's Common Equity and Related
           Stockholder Matters.......................................    12

6.       Selected Financial Data.....................................    13

7.       Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    15

7A.      Quantitative and Qualitative Disclosure about Market Risk...    33

8.       Financial Statements and Supplementary Data.................    33

9.       Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................    33

PART III

10.      Directors and Executive Officers of the Registrant..........    34

11.      Executive Compensation......................................    36

12.      Security Ownership of Certain Beneficial Owners and
           Management................................................    40

13.      Certain Relationships and Related Transactions..............    41

PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form
           8-K.......................................................    43

                                     PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Operating Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Forward-Looking Statements" on page 15 and elsewhere in this Form 10-K.

ITEM 1.  BUSINESS

THE OPERATING PARTNERSHIP

Summit Properties Partnership, L.P. (the "Operating Partnership") is an established leader in the development, acquisition, and management of luxury apartment communities. It has received numerous national awards including "Management Company of the Year" from the National Association of Home Builders in 1993 and the "National Award for Service" from CEL & Associates in 1998 and 1999. The Operating Partnership currently owns or holds an ownership interest in 70 Communities comprised of 18,198 apartment homes with an additional 2,952 apartment homes under construction in 11 new Communities (collectively, the "Communities"). The Operating Partnership is a fully integrated organization with multifamily development, construction, acquisition and management expertise which employs approximately 650 individuals.

The sole general partner of the Operating Partnership is Summit Properties Inc. ("Summit Properties"), a fully integrated real estate investment trust ("REIT"). Summit Properties' common stock, par value $.01 per share ("Common Stock"), is listed on the New York Stock Exchange under the symbol "SMT". The Operating Partnership's third party management and certain construction and other businesses are conducted through its subsidiaries, Summit Management Company, a Maryland corporation (the "Management Company"), and Summit Apartment Builders, Inc., a Florida corporation (the "Construction Company"). Except where otherwise explicitly noted, the "Operating Partnership" shall also hereinafter refer to the Operating Partnership, the Management Company and the Construction Company.

The Operating Partnership, operating throughout the Southeast, Southwest, Midwest, and Mid-Atlantic states, has chosen to focus its current efforts in its six largest high growth markets: Atlanta, Washington DC, Southeast Florida, Raleigh, Charlotte, and Dallas. In keeping with this strategy, the Operating Partnership has established city operating offices in each of these cities. These city offices have direct responsibility for development, construction, and management of the Communities in their geographic markets. The Operating Partnership believes that this decentralized structure provides it with superior local knowledge and experience in each market.

OPERATING PHILOSOPHY

The Operating Partnership views customer service as its driving force and seeks to provide its residents with experienced, well-trained and attentive management staffs. Every Community associate enters into a comprehensive training program called "Ask for Action" when he or she is hired. This training program ensures that all associates have a clear understanding of their job responsibilities, the high standards of performance expected of them, and the importance of excellent customer service. The Operating Partnership has also developed five classes focusing on excellence in property management to provide on-going training and to further enhance associate productivity. The Operating Partnership believes that this training regimen, along with a proprietary hiring process called "Success by Selection", is providing a higher quality management staff, evidenced by higher resident satisfaction at the Communities and lower associate turnover.

The Operating Partnership has long stressed the importance of developing strong customer relationships with its residents. The Operating Partnership's commitment to resident satisfaction is evidenced by its Peak Services. Peak Services include: a 30 Day Happiness Guarantee where residents can move from the Operating Partnership's property without any lease break penalties if they are not satisfied with their home; Same Day Service and 24 Hour Emergency Maintenance; Business Services; Package Acceptance and Delivery; Loaner

Living Accessories where the Operating Partnership provides convenience tools for the residents' use; No Nonsense Transfer Policy where residents can easily move from one Summit Community to another; and a free Video Library.

This excellence in service, in addition to upscale features and premium locations in high growth markets, has allowed the Operating Partnership to charge market-leading rents to its residents while maintaining high occupancy rates. The Operating Partnership's geographic market focus and decentralized city office structure further promote income growth.

GROWTH STRATEGIES

The Operating Partnership's objective is to create long term value through four strategies: Maximizing Internal Growth, Enhancing Operational Efficiency, Deploying Capital Strategically, and Optimizing Size and Diversity.

Maximizing Internal Growth. The Operating Partnership seeks to maximize internal growth by operating in a select number of high growth markets throughout the Southeast, Southwest, Midwest, and Mid-Atlantic states. These markets have typically experienced stronger upswings and recovered from downturns more quickly. The Operating Partnership believes that by operating in these markets it has a better opportunity to maximize the economic return from its Communities by optimizing the trade-off between increasing rental rates and maintaining high occupancy levels. Consistent with this strategy, the Operating Partnership is typically among the rental rate leaders in its markets. The Operating Partnership's affluent resident profile, well-trained property management staff, and management information systems support this strategy.

For the year ended December 31, 1999, average rent per occupied apartment home for the Operating Partnership's fully stabilized Communities increased 2.2%, and property operating income from these Communities increased 6.0% for the same period. Average occupancy, rental revenue, and property operating income levels for the Operating Partnership's fully stabilized Communities are as follows for the years set forth below:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Average Physical Occupancy(1)...............................   93.9%    93.3%    93.2%
Average Monthly Rental Revenue per Occupied Apartment
  Home......................................................  $ 831    $ 763    $ 717
Average Monthly Rental Revenue per Apartment Home Growth
  Rate......................................................    2.2%     3.3%     2.1%
Property Operating Income Growth Rate(2)....................    6.0%     3.6%     2.4%
Number of Communities(1)....................................     36       39       44

(1) The Operating Partnership also has ten acquisition Communities, nine stabilized development Communities (i.e., stabilized after January 1, 1997) and fourteen Communities in lease-up. In 1999, average physical occupancy rates were 91.9% and 93.6% and average monthly rental revenue were $876 and $928 per occupied apartment home for acquisition Communities and stabilized development Communities, respectively. Annual averages for Communities in lease-up are not meaningful as the Communities were in various stages of construction/lease-up during the year.

(2) Property Operating Income is defined as total rental and other property revenues less property operating and maintenance expense (excluding depreciation and amortization).

Enhancing Operational Efficiency. The Operating Partnership has successfully integrated property management, development, and construction and will continue to leverage its strengths in each of these areas to enhance operational efficiency and increase brand recognition. As a result, the Operating Partnership believes that it will be able to select the best sites in its markets, build high quality communities both in terms of architecture and construction techniques, and operate the communities to generate market leading rents while maintaining high occupancies. The Operating Partnership believes this integrated approach will create premium quality communities with increased customer satisfaction.

Furthermore, the Operating Partnership is actively seeking ways to reduce operational expenses. The Management Company is constantly exploring new ways to manage costs and share best practices across the Operating Partnership. The Operating Partnership's development organization has moved to using a consistent design across all garden style communities, which the Operating Partnership believes will eliminate many expenses realized by designing each new community as a unique entity and will help achieve economies of scale. The Construction Company is also actively seeking methods to cut costs through more competitive bidding and on-line purchasing of commodities.

Deploying Capital Strategically. Since its initial public offering in 1994, the Operating Partnership has increased the size of its property portfolio by almost 150% to 16,765 apartment homes. Development of new Communities has been the foundation of the Operating Partnership's growth. Of its 65 completed Communities, 40 have been developed by the Operating Partnership or its predecessors. The Operating Partnership attributes much of its historical cash flow growth to the quality of the apartment Communities it has developed over the years.

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

The Operating Partnership utilizes the Construction Company in addition to third-party general contractors to build its new Communities. Of the 2,952 apartment homes in development at December 31, 1999, 91% are being built by the Construction Company, which has resulted in higher quality construction, improved timeliness and cost savings.

In 1999, the Operating Partnership completed development of seven Communities, adding 1,650 apartment homes to the Operating Partnership's portfolio. These seven Communities represent a total investment of approximately $130.9 million. The Communities completed in 1999 are Summit Fair Lakes I, Summit Governor's Village, Summit Fair Lakes II, Summit Westwood, Summit Lake II, Summit Sedgebrook II and Summit Doral.

As of December 31, 1999, the Operating Partnership had eleven apartment Communities under construction (four of which are also in lease-up) containing 2,952 apartment homes, with a budgeted cost of $251.2 million. The following provides summary information regarding the Communities under construction as of December 31, 1999 (dollars in thousands):

                                                           TOTAL                ESTIMATED   ANTICIPATED
                                             APARTMENT   ESTIMATED   COST TO     COST TO    CONSTRUCTION
COMMUNITY                                      HOMES       COSTS       DATE     COMPLETE     COMPLETION
-------------------------------------------  ---------   ---------   --------   ---------   ------------
Summit Largo -- Largo, MD..................      219     $ 18,000    $ 17,021   $    979      Q1 2000
Summit New Albany II -- Columbus, OH.......      127        9,800       8,323      1,477      Q1 2000
Summit Hunter's Creek -- Orlando, FL.......      270       19,200      16,609      2,591      Q1 2000
Summit Deer Creek -- Atlanta, GA...........      292       22,200      16,409      5,791      Q2 2000
Summit Russett II -- Laurel, MD............      112        9,900       4,367      5,533      Q2 2000
Summit Ashburn Farm -- Loudon County, VA...      162       14,600       9,235      5,365      Q3 2000
Summit Grandview -- Charlotte, NC..........      266       45,500      16,821     28,679      Q4 2000
Reunion Park by Summit -- Raleigh, NC......      248       14,300       7,963      6,337      Q1 2001
Summit Deerfield -- Cincinnati, OH.........      498       41,500      14,845     26,655      Q3 2001
Summit Crest -- Raleigh, NC................      438       30,700       3,727     26,973      Q3 2001
Summit Overlook -- Raleigh, NC.............      320       25,500       8,046     17,454      Q3 2001
Other development and construction costs...       --           --      25,221         --
                                               -----     --------    --------   --------
                                               2,952     $251,200    $148,587   $127,834
                                               =====     ========    ========   ========

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

While the Operating Partnership has emphasized development of new apartment communities as one of its strategies for growth, it also has successfully capitalized in the past on expansion opportunities through the strategic acquisition of properties that meet the Operating Partnership's investment criteria. The Operating Partnership has acquired more than 8,612 apartment homes since its formation in 1994. Acquisitions have generally been concentrated in the Operating Partnership's targeted core markets in order to further strengthen brand identity and operational efficiencies. The Operating Partnership's extensive local-market knowledge and development expertise give it an advantage in identifying and underwriting acquisition opportunities that the Operating Partnership believes will create shareholder value. In 1999, escalating purchase prices for acquisitions would have resulted in economic performance that was unattractive when compared to the potential economic performance of the Operating Partnership's development program. As a result, the Operating Partnership made no such acquisitions in 1999. However, this pricing dynamic also created an opportunity for the Operating Partnership to increase its disposition activity.

During 1999, the Operating Partnership disposed of seven communities for over $76 million. These Communities did not align with the Operating Partnership's overall long term strategic plan and growth objectives. This is part of a strategy that the Operating Partnership calls "Capital Recycling" whereby the proceeds of these dispositions are reinvested into new communities that the Operating Partnership believes will yield higher returns.

The prices realized for the 1999 dispositions represent a source of capital with a cost below what could have been achieved through other capital sources, such as common equity. As long as this remains the case, the Operating Partnership anticipates continuing to use property dispositions as a source of capital to fund its development program as well as for general corporate purposes.

Optimizing Size and Diversity. The Operating Partnership's strategy is to be the market-leading operator of luxury apartment homes in a carefully selected group of markets. Decisions are based on maintaining a diverse portfolio whereby the economic factors of the aggregate pool mitigates the risks of placing too much of the Operating Partnership's portfolio in one or two markets.

The Operating Partnership is currently in the process of exiting its smaller markets and reinvesting the sale proceeds into new Communities in its larger core markets. The Operating Partnership believes this strategy will improve financial performance by improving economies of scale, concentrating market knowledge, and increasing brand awareness.

Furthermore, the Operating Partnership is seeking opportunities to diversify its product type. The Operating Partnership is shifting toward increasing the percentage of urban in-fill communities in its portfolio by concentrating on urban development opportunities, particularly in Washington DC, Atlanta, and Southeast Florida. This strategic shift reflects an emerging trend where many residents desire to avoid traffic congestion and live closer to work, shopping and entertainment.

THE OPERATING PARTNERSHIP

As sole general partner of the Operating Partnership, Summit Properties has the exclusive power to manage and conduct the business of the Operating Partnership subject to certain voting rights of holders (including Summit Properties) of the units of limited partnership interest ("Common Units"), including the consent of holders (including Summit Properties) of 85% of the Common Units in connection with a sale, transfer or other disposition of all or substantially all of the assets of the Operating Partnership, or any other transaction which would result in the recognition of a significant taxable gain to the holders of Common Units, and subject to certain voting rights of holders of the preferred units of limited partnership interest discussed below. Subject to the rights and preferences of the outstanding preferred units, as of December 31, 1999, Summit Properties' general and limited partnership interests in the Operating Partnership entitle it to share in 85.6% of the cash distributions form, and in the profits and losses of, the Operating Partnership.

Each Common Unit may be redeemed by the holder thereof for cash equal to the fair market value of a share of Summit Properties' Common Stock or, at the option of Summit Properties, an equivalent number of shares of Common Stock. Summit Properties presently determines on a case-by-case basis whether it will elect to issue shares of Common Stock in connection with a redemption of Common Units rather than paying cash. With each redemption of Common Units for Common Stock, Summit Properties' percentage ownership interest in the Operating Partnership will increase. Similarly, when Summit Properties acquires a share of Common Stock under its common stock repurchase program described below or otherwise, it simultaneously disposes of one Common Unit of the Operating Partnership. In addition, whenever Summit Properties issues shares of Common Stock for cash, Summit Properties will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to Summit Properties.

On April 29, 1999, the Operating Partnership completed a private placement of
3.4 million of its 8.95% Series B Cumulative Redeemable Perpetual Preferred Units to two institutional investors. On September 3, 1999, the Operating Partnership completed a private placement of 2.2 million of its 8.75% Series C Cumulative Redeemable Perpetual Preferred Units to an institutional investor.

The Operating Partnership cannot be terminated, except in connection with a sale of all or substantially all of the assets of the Operating Partnership for a period of 99 years from the date of formation without a vote of the limited partners of the Operating Partnership.

OPERATING PARTNERSHIP HISTORY

The Operating Partnership, a Delaware limited partnership, was formed on January 14, 1994 to continue and expand the multifamily development, construction, acquisition, operation, management and leasing businesses of the predecessor entities through which the Operating Partnership historically conducted operations prior to the Initial Offering (as defined below) (the "Summit Entities"). The Summit Entities were founded by Summit Properties' Co-Chairman of the Board, William B. McGuire, Jr., in 1972. In 1981, William F. Paulsen joined the predecessor to Summit Properties as Chief Executive Officer and shepherded the growth of its multifamily development and management activities.

Summit Properties organized itself as a REIT and completed its initial public offering (the "Initial Offering") of 10,000,000 shares of Common Stock, on February 15, 1994 and sold an additional 1,500,000 shares upon exercise of the underwriters' over-allotment option on March 4, 1994. On June 2, 1995, Summit Properties completed a follow-on public offering of 4,000,000 shares of Common Stock. A second follow-on public offering of 5,000,000 shares of Summit Properties' Common Stock was completed on August 7, 1996, with an additional 750,000 shares sold upon exercise of the underwriters' over-allotment option on August 12, 1996. In addition, Summit Properties has adopted a dividend reinvestment and stock purchase program for the sale of up to 2,500,000 shares of Common Stock, pursuant to which it sells Common Stock from time to time.

On May 11, 1999, Summit Properties adopted a common stock repurchase program pursuant to which Summit Properties is authorized to purchase up to an aggregate of $50 million of outstanding Common Stock. During 1999, Summit Properties repurchased 2,414,300 shares of Common Stock for an aggregate purchase price of approximately $47.5 million.

On August 12, 1997, the Operating Partnership completed a $125 million senior unsecured debt offering. On December 12, 1997, the Operating Partnership completed an additional $30 million senior unsecured debt offering. On May 29, 1998, the Operating Partnership established a program for the sale of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). During 1998 and 1999, the Operating Partnership issued notes with an aggregate principal amount of $80 million in connection with the MTN Program. The Operating Partnership intends to establish a similar program for the sale of Medium-Term Notes under a shelf registration statement filed with the

Securities and Exchange Commission (the "SEC") in July 1999, pursuant to which the Operating Partnership may sell debt securities with an aggregate public offering price of up to $250 million.

The executive offices of the Operating Partnership are located at 212 South Tryon Street, Suite 500, Charlotte, North Carolina 28281. The Operating Partnership's telephone number is (704) 334-3000 and its facsimile number is
(704) 333-8340. The Operating Partnership also maintains offices in Atlanta, Georgia; Tampa, Florida; Bethesda, Maryland; Ft. Lauderdale, Florida; Dallas, Texas; and Raleigh, North Carolina.

ITEM 2.  PROPERTIES

THE COMMUNITIES

The Operating Partnership owns and operates 65 completed Communities and four Communities which are currently under construction and in lease-up, for a total of 17,673 apartment homes. Forty-six of the Communities have been completed since January 1, 1990 and, as of December 31, 1999, the average age of the completed Communities was approximately 7.6 years. The following is a summary of Communities by market:

                                                                        NUMBER OF      % OF TOTAL
                                                        NUMBER OF       APARTMENT      APARTMENT
                                                       COMMUNITIES        HOMES          HOMES
                                                       -----------      ---------      ----------
Washington, DC.......................................          10          2,922            16.5%
Atlanta, Georgia.....................................           7          2,302            13.0%
South Florida........................................           7          2,019            11.4%
Charlotte, North Carolina............................          13          1,980            11.2%
Raleigh, North Carolina..............................           7          1,720             9.7%
Dallas, Texas........................................           4          1,359             7.7%
Orlando, Florida.....................................           3            926             5.2%
Richmond, Virginia...................................           3            862             4.9%
Austin, Texas........................................           2            856             4.9%
Cincinnati, Ohio.....................................           2            559             3.2%
Central North Carolina...............................           3            480             2.7%
Tampa, Florida.......................................           3            480             2.7%
Columbus, Ohio.......................................           2            428             2.4%
Indianapolis, Indiana................................           1            314             1.8%
San Antonio, Texas...................................           1            250             1.4%
Philadelphia, Pennsylvania...........................           1            216             1.3%
                                                       ----------       --------       ---------
                                                               69         17,673           100.0%
                                                       ==========       ========       =========

All of the Communities target middle to upper income apartment renters as customers and have amenities, apartment home sizes and mixes consistent with the desires of this resident population. The Communities are owned in fee simple and are located in six states throughout the southeastern, southwestern and mid-atlantic United States (Florida, Georgia, Maryland, North Carolina, Texas and Virginia), as well as in Delaware, Ohio, Indiana and Pennsylvania. The following table highlights certain information regarding the Communities:

                                                                                                                  AVERAGE   AVERAGE
                                                                                           AVERAGE     AVERAGE    MONTHLY   MONTHLY
                                                                               AVERAGE    PHYSICAL    PHYSICAL    RENTAL    RENTAL
                                                     NUMBER OF      YEAR      APARTMENT   OCCUPANCY   OCCUPANCY   REVENUE   REVENUE
MARKET AREA/COMMUNITY                LOCATION        APARTMENTS   COMPLETED     SIZE       1999(1)     1998(1)    1999(2)   1998(2)
---------------------                --------        ----------   ---------   ---------   ---------   ---------   -------   -------
ATLANTA
Summit Glen...................  Atlanta, GA                 242        1992         983       93.7%       94.9%   $   936   $   886
Summit Village................  Marietta, GA                323        1991         984        93.8        94.2       771       747
                                                     ----------               ---------   ---------   ---------   -------   -------
ATLANTA WEIGHTED AVERAGE..........................          565                     984        93.8        94.5       842       806

CENTRAL NORTH CAROLINA
Summit Creekside..............  Hickory, NC                 118        1981       1,006        94.5        94.9       624       612
Summit Eastchester............  High Point, NC              172        1981         947        94.0        94.8       635       618
Summit Sherwood...............  Winston-Salem, NC           190        1968       1,028        93.3        92.3       588       594
                                                     ----------               ---------   ---------   ---------   -------   -------
CENTRAL NORTH CAROLINA WEIGHTED AVERAGE...........
                                                            480                     994        93.8        93.9       614       607

                                                    MORTGAGE
                                                     NOTES
                                                   PAYABLE AT
                                                  DECEMBER 31,
                                                      1999
MARKET AREA/COMMUNITY                            (IN THOUSANDS)
---------------------                            --------------
ATLANTA
Summit Glen................................             (3)
Summit Village.............................             (3)
ATLANTA WEIGHTED AVERAGE...................
CENTRAL NORTH CAROLINA
Summit Creekside...........................             --
Summit Eastchester.........................             --
Summit Sherwood............................        $ 3,244
CENTRAL NORTH CAROLINA WEIGHTED AVERAGE....


                                                                                                                  AVERAGE   AVERAGE
                                                                                           AVERAGE     AVERAGE    MONTHLY   MONTHLY
                                                                               AVERAGE    PHYSICAL    PHYSICAL    RENTAL    RENTAL
                                                     NUMBER OF      YEAR      APARTMENT   OCCUPANCY   OCCUPANCY   REVENUE   REVENUE
MARKET AREA/COMMUNITY                LOCATION        APARTMENTS   COMPLETED     SIZE       1999(1)     1998(1)    1999(2)   1998(2)
---------------------                --------        ----------   ---------   ---------   ---------   ---------   -------   -------
CINCINNATI
Summit Blue Ash...............  Blue Ash, OH                242        1992       1,158        94.8        92.7       886       883
Summit Park...................  Forest Park, OH             317        1989         963        93.6        92.8       683       661
                                                     ----------               ---------   ---------   ---------   -------   -------
CINCINNATI WEIGHTED AVERAGE.......................          559                   1,047        94.1        92.8       771       757

CHARLOTTE
Summit Arbors.................  Charlotte, NC               120        1986         944        94.6        96.4       890       833
Summit Crossing...............  Charlotte, NC               128        1985         978        93.1        94.1       707       678
Summit Foxcroft (4)...........  Charlotte, NC               156        1979         940        90.5        92.2       702       686
Summit Norcroft...............  Charlotte, NC               162        1991       1,112        91.5        93.1       807       788
Summit Radbourne..............  Charlotte, NC               225        1991       1,006        90.9        92.8       793       777
Summit Simsbury...............  Charlotte, NC               100        1985         874        90.1        93.7       793       776
Summit Touchstone.............  Charlotte, NC               132        1986         899        90.6        93.8       715       707
                                                     ----------               ---------   ---------   ---------   -------   -------
CHARLOTTE WEIGHTED AVERAGE........................        1,023                     975        91.5        93.6       772       750

INDIANAPOLIS
Summit River Crossing.........  Indianapolis, IN            314        1996       1,060        91.8        92.5       884       863

ORLANDO
Summit Sand Lake..............  Orlando, FL                 416        1995       1,035        92.8        93.1       824       797

RALEIGH
Summit Highland...............  Raleigh, NC                 172        1987         986        95.1        95.0       723       712
Summit Mayfaire...............  Raleigh, NC                 144        1995       1,047        95.4        93.2       773       783
Summit Square.................  Durham, NC                  362        1990         925        92.0        91.7       785       786
                                                     ----------               ---------   ---------   ---------   -------   -------
RALEIGH WEIGHTED AVERAGE..........................          678                     966        93.5        92.9       767       766

RICHMOND
Summit Breckenridge...........  Glen Allen, VA              300        1987         928        95.4        91.8       753       747
Summit Stony Point............  Richmond, VA                250        1986       1,045        94.3        93.8       799       786
Summit Waterford..............  Midlothian, VA              312        1990         995        93.8        92.9       742       732
                                                     ----------               ---------   ---------   ---------   -------   -------
RICHMOND WEIGHTED AVERAGE.........................          862                     986        94.5        92.8       762       753

SOUTH FLORIDA
Summit Aventura...............  Aventura, FL                379        1995       1,106        95.5        91.1     1,087     1,076
Summit Del Ray................  Delray Beach, FL            252        1993         968        92.9        92.0       882       893
Summit Palm Lake..............  W. Palm Beach, FL           304        1992         919        93.5        93.4       809       796
Summit Plantation I...........  Plantation, FL              262        1995       1,283        92.6        92.3     1,045     1,040
Summit Portofino..............  Broward County, FL          322        1995       1,307        93.4        93.7     1,000       985
                                                     ----------               ---------   ---------   ---------   -------   -------
SOUTH FLORIDA WEIGHTED AVERAGE....................        1,519                   1,119        93.7        92.5       972       964

TAMPA
Summit Gateway................  St. Petersburg, FL          212        1987         828        96.7        94.9       683       671
Summit Lofts..................  Palm Harbour, FL            200        1990       1,045        93.9        93.4       762       737
Summit Walk...................  Tampa, FL                    68        1993       1,614        94.0        92.9     1,119     1,133
                                                     ----------               ---------   ---------   ---------   -------   -------
TAMPA WEIGHTED AVERAGE............................          480                   1,030        95.2        94.0       778       764

WASHINGTON, D.C.
Summit Belmont................  Fredricksburg, VA           300        1987         881        95.5        95.4       700       675
Summit Fair Oaks..............  Fairfax, VA                 246        1990         938        98.2        95.8     1,012       938
Summit Meadow.................  Columbia, MD                178        1990       1,020        94.7        94.2       971       928
Summit Reston.................  Reston, VA                  418        1987         854        97.1        93.3     1,044     1,014
Summit Windsor................  Frederick, MD               453        1989         903        92.7        93.6       763       727
                                                     ----------               ---------   ---------   ---------   -------   -------
WASHINGTON, D.C. WEIGHTED AVERAGE.................        1,595                     905        95.4        94.3       886       847

WILMINGTON/NEWARK, DE
Summit Pike Creek.............  Newark, DE                  264        1988         899        95.2        94.3       860       842
                                                     ----------               ---------   ---------   ---------   -------   -------
TOTAL WEIGHTED AVERAGE OF
COMMUNITIES STABILIZED IN
                                                     ----------               ---------   ---------   ---------   -------   -------
 1999 AND 1998....................................        8,755                   1,000        93.9        93.4       831       813
                                                     ----------               ---------   ---------   ---------   -------   -------

DEVELOPED COMMUNITIES (7)
Summit Ballantyne I...........  Charlotte, NC               246        1997       1,049        90.4        83.6       877       852
Summit Fairways...............  Orlando, FL                 240        1996       1,302        94.1        91.9       901       919
Summit Lake I.................  Raleigh, NC                 302        1998       1,048        93.1        73.3       877       861
Summit Norcroft II............  Charlotte, NC                54        1997       1,168        91.7        91.9       807       788
Summit Plantation II..........  Plantation, FL              240        1997       1,173        92.5        87.9     1,045     1,051
Summit on the River...........  Atlanta, GA                 352        1997       1,103        93.5        93.9       868       844
Summit Russett................  Laurel, MD                  314        1997         958        95.6        96.1       973       912
Summit Sedgebrook I...........  Charlotte, NC               248        1997       1,017        92.4        83.3       788       763
Summit Stonefield.............  Yardley, PA                 216        1998       1,022        98.0        96.8     1,183     1,110
                                                     ----------               ---------
                                                          2,212                   1,082

                                   MORTGAGE
                                    NOTES
                                  PAYABLE AT
                                 DECEMBER 31,
                                     1999
MARKET AREA/COMMUNITY           (IN THOUSANDS)
---------------------           --------------
CINCINNATI
Summit Blue Ash...............          (3)
Summit Park...................          --
CINCINNATI WEIGHTED AVERAGE...
CHARLOTTE
Summit Arbors.................          --
Summit Crossing...............       4,048
Summit Foxcroft (4)...........       2,594
Summit Norcroft...............          (3)
Summit Radbourne..............       8,405
Summit Simsbury...............          (5)
Summit Touchstone.............          (5)
CHARLOTTE WEIGHTED AVERAGE....
INDIANAPOLIS
Summit River Crossing.........          (3)
ORLANDO
Summit Sand Lake..............      14,348
RALEIGH
Summit Highland...............          (3)
Summit Mayfaire...............          --
Summit Square.................          (3)
RALEIGH WEIGHTED AVERAGE......
RICHMOND
Summit Breckenridge...........          --
Summit Stony Point............          (6)
Summit Waterford..............          (3)
RICHMOND WEIGHTED AVERAGE.....
SOUTH FLORIDA
Summit Aventura...............          --
Summit Del Ray................          (3)
Summit Palm Lake..............          (3)
Summit Plantation I...........          --
Summit Portofino..............          --
SOUTH FLORIDA WEIGHTED AVERAGE
TAMPA
Summit Gateway................          (6)
Summit Lofts..................          --
Summit Walk...................          --
TAMPA WEIGHTED AVERAGE........
WASHINGTON, D.C.
Summit Belmont................          (6)
Summit Fair Oaks..............          --
Summit Meadow.................          (3)
Summit Reston.................          --
Summit Windsor................          (3)
WASHINGTON, D.C. WEIGHTED AVER
WILMINGTON/NEWARK, DE
Summit Pike Creek.............          (6)
TOTAL WEIGHTED AVERAGE OF
COMMUNITIES STABILIZED IN
 1999 AND 1998................
DEVELOPED COMMUNITIES (7)
Summit Ballantyne I...........          --
Summit Fairways...............          --
Summit Lake I.................          --
Summit Norcroft II............          (3)
Summit Plantation II..........          --
Summit on the River...........          --
Summit Russett................          --
Summit Sedgebrook I...........          --
Summit Stonefield.............          --


                                                                                                                  AVERAGE   AVERAGE
                                                                                           AVERAGE     AVERAGE    MONTHLY   MONTHLY
                                                                               AVERAGE    PHYSICAL    PHYSICAL    RENTAL    RENTAL
                                                     NUMBER OF      YEAR      APARTMENT   OCCUPANCY   OCCUPANCY   REVENUE   REVENUE
MARKET AREA/COMMUNITY                LOCATION        APARTMENTS   COMPLETED     SIZE       1999(1)     1998(1)    1999(2)   1998(2)
---------------------                --------        ----------   ---------   ---------   ---------   ---------   -------   -------
ACQUISITION COMMUNITIES
1998 Acquisitions
Summit St. Clair..............  Atlanta, GA                 336        1997         969        90.5        95.2     1,003       968
Summit Club at Dunwoody.......  Atlanta, GA                 324        1997       1,007        94.4        96.6       925       879
Summit Lenox..................  Atlanta, GA                 433        1965         963        88.1        94.9       970       955
Summit Belcourt...............  Dallas, TX                  180        1994         875        95.4        97.7     1,112       N/A
Summit Buena Vista............  Dallas, TX                  467        1996         925        90.6        92.1       850       N/A
Summit Camino Real............  Dallas, TX                  364        1998         850        92.0        91.7       776       N/A
Summit Turtle Cove............  Dallas, TX                  348        1996         869        91.0        89.2       785       N/A
Summit Arboretum..............  Austin, TX                  408        1996         847        92.9        92.7       822       N/A
Summit Las Palmas (8).........  Austin, TX                  448        1998         890        93.1         N/A       854       N/A
Summit Turtle Rock............  San Antonio, TX             250        1995         857        94.3        97.8       757       N/A
                                                     ----------               ---------
                                                          3,558                     907
                                                     ----------               ---------
TOTAL WEIGHTED AVERAGE OF
 STABLIZED COMMUNITIES............................       14,525                     990
                                                     ----------               ---------
COMMUNITIES IN LEASE -- UP(9)
Summit Ballantyne II..........  Charlotte, NC               154        1998       1,057        90.7        46.1       877       802
Summit Deer Creek.............  Atlanta, GA                 292        2000       1,187         8.1         N/A       235       N/A
Summit Doral..................  Miami, FL                   260        1999       1,172        63.1         8.0       825       N/A
Summit Fair Lakes I...........  Fairfax, VA                 370        1999         996        90.3        20.3     1,075     1,108
Summit Fair Lakes II..........  Fairfax, VA                 160        1999         996        71.7         N/A       960       N/A
Summit Fairview...............  Charlotte, NC               135        1983       1,036        87.5        92.1       818       797
Summit Governor's Village.....  Raleigh, NC                 242        1999       1,134        83.7        28.3       854       714
Summit Hunter's Creek.........  Orlando, FL                 270        2000       1,082         8.1         N/A        97       N/A
Summit Lake II................  Raleigh, NC                 144        1999       1,101        51.6         N/A       815       N/A
Summit Largo..................  Largo, MD                   219        2000       1,042        42.5         N/A       563       N/A
Summit New Albany I...........  Columbus, OH                301        1998       1,235        83.2        27.8       821       915
Summit New Albany II..........  Columbus, OH                127        2000       1,235        17.9         N/A       230       N/A
Summit Sedgebrook II..........  Charlotte, NC               120        1999       1,017        59.7         N/A       693       N/A
Summit Westwood...............  Raleigh, NC                 354        1999       1,112        68.3        13.7       624       N/A
                                                     ----------               ---------
                                                          3,148                   1,105
                                                     ----------               ---------
TOTAL COMMUNITIES.................................       17,673                   1,011
                                                     ==========               =========

                                   MORTGAGE
                                    NOTES
                                  PAYABLE AT
                                 DECEMBER 31,
                                     1999
MARKET AREA/COMMUNITY           (IN THOUSANDS)
---------------------           --------------
ACQUISITION COMMUNITIES
1998 Acquisitions
Summit St. Clair..............          (3)
Summit Club at Dunwoody.......          --
Summit Lenox..................          --
Summit Belcourt...............       9,552
Summit Buena Vista............      25,393
Summit Camino Real............          --
Summit Turtle Cove............      16,806
Summit Arboretum..............      19,915
Summit Las Palmas (8).........          --
Summit Turtle Rock............      10,824
TOTAL WEIGHTED AVERAGE OF
 STABLIZED COMMUNITIES........
COMMUNITIES IN LEASE -- UP(9)
Summit Ballantyne II..........          --
Summit Deer Creek.............          --
Summit Doral..................          --
Summit Fair Lakes I...........          --
Summit Fair Lakes II..........          --
Summit Fairview...............          --
Summit Governor's Village.....          --
Summit Hunter's Creek.........          --
Summit Lake II................          --
Summit Largo..................          --
Summit New Albany I...........          --
Summit New Albany II..........          --
Summit Sedgebrook II..........          --
Summit Westwood...............          --
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

 (3) Collateral for fixed rate mortgage of $143.7 million.

 (4) Summit Foxcroft is held by a partnership in which the Operating Partnership is a 75% managing general partner.

 (5) Collateral for a fixed rate mortgage of $8.4 million.

 (6) Collateral for letters of credit in an aggregate amount of $39.5 million which serve as collateral for $38.4 million in tax exempt bonds.

 (7) Communities that were stabilized in 1999 but were stabilized subsequent to January 1, 1997.

 (8) Summit Las Palmas was acquired effective December 31, 1998 and, accordingly, no average occupancy or average rent information is available for 1998.

 (9) Communities that were in lease-up during 1999. These Communities have, and are, leasing at a rate consistent with the Operating Partnership's expectations. As with any community in lease-up, there are uncertainties and risks associated with the Operating Partnership's Communities in lease-up. While the Operating Partnership has estimated completion and stabilization budgets and target dates based on what it believes are reasonable assumptions in light of current conditions, there can be no assurance that actual costs will not exceed current budgets or that the Operating Partnership will not experience delays in reaching stabilization of such Communities.

Information with respect to total debt secured by thirty of the Operating Partnership's Communities having an aggregate net book value of $410.3 million as of December 31, 1999, is as follows (in thousands):

                                                FIXED RATE      VARIABLE RATE
                                              --------------    -------------
Total principal...........................    $      267,244       $38,388
Interest rates range from.................    6.24% to 9.80%         6.90%(1)
Weighted average interest rate............             6.70%         6.90%(1)
Annual debt service.......................    $       23,080       $ 2,950(2)

Scheduled annual maturities of secured debt are as follows:

2000........................................................    $  6,497
2001........................................................       6,698
2002........................................................      15,186
2003........................................................       7,424
2004........................................................       7,857
Thereafter..................................................     261,970
                                                                --------
          Total.............................................    $305,632
                                                                ========

---------------

(1) Interest rate as of December 31, 1999.

(2) Annual debt service for variable rate loans represents 1999 costs and includes letter of credit fees and other bond related costs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Common Units. As of March 10, 2000 there were 112 holders of record of Common Units.

The Operating Partnership declared a distribution of $0.4175 per Common Unit for each of the four quarters in 1999, which was paid on May 13, 1999 for the first quarter, August 14, 1999 for the second quarter, November 12, 1999 for the third quarter and February 14, 2000 for the fourth quarter.

The Operating Partnership declared a distribution of $0.4075 per Common Unit for each of the four quarters in 1998, which was paid on May 15, 1998 for the first quarter, August 14, 1998 for the second quarter, November 16, 1998 for the third quarter, and February 15, 1999 for the fourth quarter.

During the three months ended December 31, 1999, the Operating Partnership issued Common Units in private placements in the reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in the amounts and for the consideration set forth below:

A. Summit Properties issued an aggregate of 76,629 shares of Common Stock pursuant to its Dividend Reinvestment and Stock Purchase Program. Summit Properties contributed the proceeds (approximately $1.4 million) of these sales to the Operating Partnership in consideration of an aggregate of 76,629 Common Units.

B. Summit Properties issued an aggregate of 500 shares of Common Stock in connection with restricted stock awards. Each time a share of Common Stock is issued in connection with such an award, the Operating Partnership issues a Common Unit to Summit Properties during the relevant period.

C. Summit Properties issued an aggregate of 748 shares of Common Stock pursuant to its Employee Stock Purchase Plan. Summit Properties has contributed the proceeds (approximately $14,000) of these sales to the Operating Partnership in consideration of an aggregate of 748 Common Units.

In light of the circumstances under which such Common Units were issued and information obtained by the Operating Partnership in connection with such transactions, management of Summit Properties, in its capacity as general partner of the Operating Partnership, believes that the Operating Partnership may rely on such exemption.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and other information on a consolidated historical basis for the Operating Partnership as of and for each of the years in the five-year period ended December 31, 1999. This table should be read in conjunction with the Consolidated Financial Statements of Summit Properties Partnership, L.P. and the Notes thereto included elsewhere herein.

                            SELECTED FINANCIAL DATA
                SUMMIT PROPERTIES PARTNERSHIP, L.P. (HISTORICAL)

                                                           YEARS ENDED DECEMBER 31,
                                      -------------------------------------------------------------------
                                          1999           1998          1997         1996         1995
                                      ------------   ------------   ----------   ----------   -----------
                                       (AMOUNTS IN THOUSANDS, EXCEPT PER UNIT AND PROPERTY INFORMATION)
OPERATING INFORMATION:
Revenue
  Rental............................   $  162,859     $  137,961     $110,105     $ 89,093     $  70,950
  Interest and other................       13,989          9,608        6,572        5,396         4,044
                                       ----------     ----------     --------     --------     ---------
Total...............................      176,848        147,569      116,677       94,489        74,994
                                       ----------     ----------     --------     --------     ---------
Property operating and maintenance
  expense (before depreciation and
  amortization).....................       57,318         51,550       42,032       35,226        28,012
Interest expense....................       38,274         33,506       21,959       17,138        14,802
Depreciation and amortization.......       34,432         28,997       22,652       18,208        15,141
General and administrative
  expense...........................        3,876          3,861        2,740        2,557         1,949
(Income) loss from equity
  investments.......................          615            328         (274)         173            39
                                       ----------     ----------     --------     --------     ---------
Total...............................      134,515        118,242       89,109       73,302        59,943
                                       ----------     ----------     --------     --------     ---------
Income before gain on sale of real
  estate assets.....................       42,333         29,327       27,568       21,187        15,051
Gain on sale of real estate
  assets............................       17,427         37,148        4,366           --            --
                                       ----------     ----------     --------     --------     ---------
Income before extraordinary items...   $   59,760     $   66,475     $ 31,934     $ 21,187     $  15,051
                                       ==========     ==========     ========     ========     =========
Net Income available to common
  unitholders.......................   $   53,062     $   65,881     $ 31,934     $ 21,187     $  15,051
                                       ==========     ==========     ========     ========     =========
Income per common unit before
  extraordinary items -- basic and
  diluted...........................   $     1.86     $     2.28     $   1.17     $   0.92     $    0.83
                                       ==========     ==========     ========     ========     =========
Net income available to common
  unitholders per unit -- basic and
  diluted...........................   $     1.65     $     2.26     $   1.17     $   0.90     $    0.80
                                       ==========     ==========     ========     ========     =========
Dividends per Common Unit...........   $     1.67     $     1.63     $   1.59     $   1.55     $    1.51
                                       ==========     ==========     ========     ========     =========
Weighted average common units
  outstanding -- basic..............       32,135         29,141       27,258       22,914        18,112
                                       ==========     ==========     ========     ========     =========
BALANCE SHEET INFORMATION:
Real estate, before accumulated
  depreciation......................   $1,284,818     $1,206,536     $913,033     $704,779     $ 586,264
Total assets........................    1,217,780      1,199,067      825,695      635,364       533,609
Total long-term debt................      649,632        726,103      474,673      309,933       297,010
Partners' equity....................      518,670        416,512      311,570      303,416       217,496

                                                           YEARS ENDED DECEMBER 31,
                                      -------------------------------------------------------------------
                                          1999           1998          1997         1996         1995
                                      ------------   ------------   ----------   ----------   -----------
                                       (AMOUNTS IN THOUSANDS, EXCEPT PER UNIT AND PROPERTY INFORMATION)
OTHER INFORMATION:
Cash flow provided by (used in):
  Operating activities..............   $   62,452     $   63,808     $ 55,947     $ 41,176     $  30,994
  Investing activities..............      (36,484)      (219,170)    (175,907)    (103,971)      (63,734)
  Financing activities..............      (24,675)       154,636      119,858       63,579        34,440
Funds from Operations(1)............   $   70,707     $   58,242     $ 50,201     $ 39,391     $  30,148
  Total completed communities (at
     end of period).................           65             66           61           51            46
  Total apartment homes
     developed(2)...................        1,650            973        1,454        1,061           379
  Total apartment homes acquired....           --          3,557        1,434          262         2,025
  Total apartment homes (at end of
     period)(3).....................       16,765         16,631       14,462       11,788        10,465
Ratio of earnings to fixed
  charges(4)........................         1.85           2.52         1.93         1.79          1.66

(1) The Operating Partnership considers funds from operations ("FFO") to be an appropriate measure of performance of an equity REIT. The Operating Partnership computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO, as defined by NAREIT, represents net income (loss) excluding gains or losses from sales of property, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles ("GAAP"). The Operating Partnership believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Operating Partnership to incur and service debt and to make capital expenditures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Operating Partnership's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Operating Partnership's liquidity, nor is it indicative of funds available to fund the Operating Partnership's cash needs, including its ability to make dividend or distribution payments. FFO is calculated as follows (dollars in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                1999      1998      1997      1996      1995
                                               -------   -------   -------   -------   -------
    Income available to common unitholders
      before gain on sale of real estate
      assets and extraordinary items.........  $35,635   $29,327   $27,568   $21,187   $15,051
    Real estate depreciation.................   35,072    28,915    22,633    18,204    15,097
                                               -------   -------   -------   -------   -------
    Funds from Operations....................  $70,707   $58,242   $50,201   $39,391   $30,148
                                               =======   =======   =======   =======   =======

(2) Represents the total number of apartment homes in Communities completed and owned by the Operating Partnership during the period.

(3) Represents the total number of apartment homes in Communities completed and owned by the Operating Partnership at the end of the period.

(4) The ratios of earnings to fixed charges were computed by dividing earnings by fixed charges. For this purpose, earnings consist of pre-tax income from continuing operations (including gains on sale of real estate) plus fixed charges (excluding capitalized interest and dividends to preferred unitholders). Fixed charges consist of interest expense (whether expensed or capitalized), dividends to preferred unitholders in the Operating Partnership, the estimated interest component of rent expense, and the amortization of debt issuance costs. To date, Summit Properties has not issued any preferred stock; therefore, the ratios of earnings to combined fixed charges and preferred stock dividend requirements are the same as the ratios of earnings to fixed charges presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements relating to the operating performance of fully stabilized Communities, the development, acquisition or disposition of properties, estimated net asset value, anticipated construction completion and lease-up dates, and estimated development costs, as well as the costs, timing and effectiveness of Year 2000 compliance. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Operating Partnership. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Operating Partnership to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Factors which could have a material adverse effect on the operations and future prospects of the Operating Partnership include, but are not limited to: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs")), availability of capital, interest rates, uncertainties associated with the Operating Partnership's development activities, the failure of acquisitions to yield expected results, construction delays due to unavailability of materials, weather conditions or other delays, competition, supply and demand for apartment communities in the Operating Partnership's current and proposed market areas, expenses of or issues related to Year 2000 compliance, changes in generally accepted accounting principles, or policies and guidelines applicable to REITs, and those factors discussed in the second paragraph under the heading "Operating Performance of the Operating Partnership's Fully Stabilized Communities,", in the section entitled "Development Activity -- Certain Factors Affecting the Performance of Development Communities," and in the section entitled "Year 2000" on pages 17, 30 and 31 respectively, of this Form 10-K. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

The following discussion should be read in conjunction with the Consolidated Financial Statements of Summit Properties Partnership, L.P. and the Notes thereto appearing elsewhere herein.

HISTORICAL RESULTS OF OPERATIONS

The Operating Partnership's net income is generated primarily from operations of its Communities. The changes in operating results from period to period reflect changes in existing Community performance and changes in the number of apartment homes due to development, acquisition and disposition of Communities. Where appropriate, comparisons are made on a "fully stabilized Communities," "acquisition Communities," "stabilized development Communities", "Communities in lease-up" and "disposition Communities" basis in order to adjust for changes in the number of apartment homes. A Community is deemed to be "stabilized" when it has attained a physical occupancy level of at least 93%. A Community that the Operating Partnership has acquired is deemed "fully stabilized" when owned by the Operating Partnership for one year or more as of the beginning of the year. A Community that the Operating Partnership has developed is deemed "fully stabilized" when stabilized for the two prior years as of the beginning of the current year. A Community is deemed to be a "stabilized development" when stabilized as of the beginning of the current year but not the entire two prior years. All Communities information presented is before real estate depreciation and amortization expense. Communities' average physical occupancy presented is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the Communities, expressed as a percentage. Average physical occupancy has been calculated using the average of the occupancy that existed on Sunday during each week of the period. Average monthly rental revenue presented represents the average monthly net rental revenue per occupied apartment home. The Operating Partnership's methodology for calculating average physical occupancy and average monthly rental revenue may differ from the methodology used by other apartment companies, and accordingly, may not be comparable to such other apartment companies.

Effective January 1, 1999, the Operating Partnership implemented prospectively a new accounting policy whereby the cost of carpet replacements is capitalized and depreciated over their estimated useful lives. Previously, the cost of carpet replacement had been expensed. The Operating Partnership believes that the newly adopted accounting policy is preferable as it is consistent with standards and practices utilized by the majority of the Operating Partnership's peers and provides a better matching of expenses with the related benefit of the expenditure. The change in accounting policy is being treated prospectively as a change in accounting principle inseparable from a change in accounting estimate. The effect of this change for the year ended December 31, 1999 was a net increase in net income of $1.4 million. Comparative property operating information included in this section for the years ended December 31, 1998 and 1997 has been adjusted to reflect the 1999 change in accounting policy. Carpet replacement expenditures for the entire portfolio of communities for the years ended December 31, 1999, 1998 and 1997 were $1.8 million, $1.7 million and $1.7 million, respectively.

  Results of Operations for the Years Ended December 31, 1999, 1998 and 1997

Income before gain on sale of real estate assets and extraordinary items increased from 1997 ($27.6 million) to 1998 ($29.3 million) and from 1998 to 1999 ($42.3 million) primarily due to increased property operating income at stabilized Communities, as well as new sources of income associated with acquisition Communities and Communities in lease-up, partially offset by a decrease in property income due to the disposition of Communities and an increase in depreciation and interest expense.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S PORTFOLIO OF COMMUNITIES

The operating performance of the Communities is summarized below (dollars in thousands):

                                         YEAR ENDED DECEMBER 31,        YEAR ENDED DECEMBER 31,
                                      -----------------------------   ----------------------------
                                        1999      1998     % CHANGE    1998      1997     % CHANGE
                                      --------   -------   --------   -------   -------   --------
Property revenues:
  Stabilized Communities(1).........  $ 85,499   $82,127      4.1%    $74,018   $72,013      2.8%
  Acquisition Communities(2)........    36,038    10,873    231.4%     23,709     8,137    191.4%
  Stabilized Development
     Communities....................    24,166    22,013      9.8%     17,269    14,509     19.0%
  Communities in lease-up...........    19,711     3,482    466.1%     14,865     2,293    548.3%
  Communities sold..................     8,115    27,161    (70.1)%    15,795    19,054    (17.1)%
                                      --------   -------              -------   -------
Total property revenues.............   173,529   145,656     19.1%    145,656   116,006     25.6%
                                      --------   -------              -------   -------
Property operating and maintenance
  expense:
  Stabilized Communities............    28,216    28,096      0.4%     25,785    25,394      1.5%
  Acquisition Communities...........    12,873     3,256    295.4%      7,885     2,716    190.3%
  Stabilized Development
     Communities....................     7,157     6,545      9.4%      5,614     4,430     26.7%
  Communities in lease-up...........     5,758     1,337    330.7%      4,728       954    395.6%
  Communities sold..................     3,314    10,572    (68.6)%     5,794     6,876    (15.7)%
                                      --------   -------              -------   -------
Total property operating and
  maintenance expense...............    57,318    49,806     15.1%     49,806    40,370     23.4%
                                      --------   -------              -------   -------
Property operating income...........  $116,211   $95,850     21.2%    $95,850   $75,636     26.7%
                                      ========   =======              =======   =======
Apartment homes, end of period......    17,673    18,003     (1.8)%    18,003    14,981     20.2%
                                      ========   =======              =======   =======

(1) Includes Communities which were stabilized during the entire period for each of the comparable periods presented.

(2) The 1999 and 1998 comparison includes the Communities acquired in 1998. The 1998 and 1997 comparison includes Communities acquired in 1998 and 1997.

A summary of the Operating Partnership's apartment homes for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                               1999     1998     1997
                                                              ------   ------   ------
Apartment homes at the beginning of the year................  18,003   14,981   12,455
Acquisitions................................................      --    3,558    1,434
Developments which began rental operations during the
  year......................................................   1,188    1,825    1,306
Sale of apartment homes.....................................  (1,518)  (2,361)    (214)
                                                              ------   ------   ------
Apartment homes at the end of the year......................  17,673   18,003   14,981
                                                              ======   ======   ======

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S FULLY STABILIZED
COMMUNITIES

The operating performance of the Communities stabilized during the entire period in both of the comparable periods presented is summarized below (dollars in thousands except average monthly rental revenue):

                                            YEAR ENDED DECEMBER 31,        YEAR ENDED DECEMBER 31,
                                          ----------------------------   ----------------------------
                                           1999      1998     % CHANGE    1998      1997     % CHANGE
                                          -------   -------   --------   -------   -------   --------
Property revenues:
  Rental................................  $80,163   $77,800     3.0%     $70,111   $68,558     2.3%
  Other.................................    5,336     4,327    23.3%       3,907     3,455    13.1%
                                          -------   -------              -------   -------
Total property revenues.................   85,499    82,127     4.1%      74,018    72,013     2.8%
                                          -------   -------              -------   -------
Property operating and maintenance
  expense:
  Personnel.............................    6,539     6,185     5.7%       5,911     5,882     0.5%
  Advertising and promotion.............    1,154     1,179    (2.1%)      1,057     1,030     2.6%
  Utilities.............................    3,976     3,919     1.5%       3,216     3,123     3.0%
  Building repairs and maintenance(1)...    4,877     4,780     2.0%       4,525     4,651    (2.7%)
  Real estate taxes and insurance.......    8,117     8,495    (4.4%)      7,058     6,849     3.1%
  Property supervision..................    2,134     2,012     6.1%       1,772     1,739     1.9%
  Other operating expense...............    1,419     1,526    (7.0%)      2,246     2,120     5.9%
                                          -------   -------              -------   -------
Total property operating and maintenance
  expense...............................   28,216    28,096     0.4%      25,785    25,394     1.5%
                                          -------   -------              -------   -------
Property operating income...............  $57,283   $54,031     6.0%     $48,233   $46,619     3.5%
                                          =======   =======              =======   =======
Average physical occupancy..............     93.9%     93.4%    0.5%        93.3%     93.3%    0.0%
                                          =======   =======              =======   =======
Average monthly rental revenue..........  $   831   $   813     2.2%     $   763   $   739     3.2%
                                          =======   =======              =======   =======
Number of apartment homes...............    8,755     8,755                8,424     8,424
                                          =======   =======              =======   =======
Number of apartment communities.........       36        36                   39        39
                                          =======   =======              =======   =======

(1) Effective January 1, 1999, the Operating Partnership implemented prospectively a new accounting policy whereby expenditures for carpet replacement are capitalized. Previously, the cost of carpet replacement had been expensed. While the 1998 and 1997 historical financial statements have not been restated to reflect the change, for comparative purposes only, fully stabilized Communities' building repairs and maintenance cost for the years ended December 31, 1998 and 1997 has been adjusted in the table above to reflect the new policy. Carpet replacement costs for comparison of the years ended December 31, 1999 and 1998 were $1.3 million and $1.1 million, respectively. Carpet replacement costs for comparison of the years ended December 31, 1998 and 1997 were $1.3 million and $1.3 million, respectively.

Rental and other revenue increased from 1998 to 1999 due to higher rental rates, higher occupancy rates and increased revenue from sources other than rental income such as telephone, cable and water submeter income. The 4.1% property revenue growth rate was higher than the prior year rate of growth primarily as a result of a stronger demand in the markets in which the Operating Partnership operates. The higher growth rate was especially noticeable in the Washington, DC, Atlanta and South Florida markets. In 2000, the Operating Partnership expects the rate of growth to decline due to more difficult year over year comparisons and a different fully stabilized portfolio composition. The Operating Partnership believes its expectations relative to property revenue growth are based on reasonable assumptions as to future economic conditions and the quantity of competitive multi-family apartment communities in the markets in which the Operating Partnership does business. However, there can be no assurance that actual results will not differ from these assumptions, which could result in a lower property revenue growth rate.

Property operating and maintenance expenses were relatively stable from 1998 to 1999, increasing by 0.4%. As a percentage of total property revenues, property operating and maintenance expense decreased to 33.0% from 34.2% for the years ended December 31, 1999 and 1998, respectively.

Rental and other revenue increased from 1997 to 1998 primarily due to higher rental rates. Property operating and maintenance expenses were relatively stable from 1997 to 1998, increasing by 1.5%. As a percentage of total property revenues, property operating and maintenance expenses decreased to 34.8% from 35.3% for the years ended December 31, 1998 and 1997, respectively.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S ACQUISITION COMMUNITIES

Acquisition Communities for the year ended December 31, 1999 consist of the following: Summit St. Clair, Summit Club at Dunwoody, Summit Lenox (representing a total of 1,093 apartment homes) and seven communities (2,465 apartment homes) which were owned by Ewing Industries and its affiliates in 1998 (the "Texas Acquisition Communities") (a total of 3,558 apartment homes). Summit Las Palmas (448 apartment homes), one of the seven Communities acquired from Ewing Industries, was acquired effective December 31, 1998 and, accordingly, its rental operations for 1998 are not reflected in the Operating Partnership's financial statements. The operations of these Communities are summarized as follows (dollars in thousands except average monthly rental revenue):

                                                YEAR ENDED DECEMBER 31,        YEAR ENDED DECEMBER 31,
                                                ------------------------       -----------------------
                                                  1999           1998            1998           1997
                                                ---------      ---------       ---------      --------
Property revenues:
  Rental......................................   $34,116        $10,427         $22,514        $7,564
  Other.......................................     1,922            446           1,195           573
                                                 -------        -------         -------        ------
Total property revenues.......................    36,038         10,873          23,709         8,137
Property operating and maintenance
  expense(1)..................................    12,873          3,256           7,885         2,716
                                                 -------        -------         -------        ------
Property operating income.....................   $23,165        $ 7,617         $15,824        $5,421
                                                 =======        =======         =======        ======
Average physical occupancy....................      91.9%          95.6%           93.8%         92.5%
                                                 =======        =======         =======        ======
Average monthly rental revenue(2).............   $   876        $   936         $   859        $  813
                                                 =======        =======         =======        ======
Number of apartment homes:
  1997 Acquisitions...........................        --             --           1,290         1,044
  1998 Acquisitions...........................     3,558          3,558           3,109            --
                                                 -------        -------         -------        ------
Total number of apartment homes...............     3,558          3,558           4,399         1,044
                                                 =======        =======         =======        ======

(1) Effective January 1, 1999, the Operating Partnership implemented prospectively a new accounting policy whereby expenditures for carpet replacement are capitalized. Previously, the cost of carpet replacement had been expensed. While the 1998 and 1997 historical financial statements have not been restated to reflect the change, for comparative purposes only, acquisition Communities' property operating and maintenance expense for the years ended December 31, 1998 and 1997 has been adjusted in the table above to reflect the new policy. Carpet replacement costs for comparison of the years ended December 31, 1999 and 1998 were $217,000 and $3,000, respectively. Carpet replacement costs for comparison of the years ended December 31, 1998 and 1997 were $178,000 and $113,000, respectively.

(2) Since the Ewing properties were acquired mid-fourth quarter 1998, their impact on average monthly rental revenue for the year ended December 31, 1998 was minimal. Average monthly rental revenue for the years ended December 31, 1999 and 1998 for Summit St. Clair, Summit Club at Dunwoody and Summit Lenox were $967 and $936, respectively.

Summit Lenox (433 apartment homes) is currently undergoing a major renovation. Improvements include renovations to the interior and exterior of the apartment homes, construction of a new office, clubhouse and fitness center, and ground improvements. The renovation will require certain apartment homes to be unavailable for rental over the course of the project. The renovation work at Summit Lenox is expected to be completed by the end of the third quarter 2000. As of December 31, 1999, 130 apartment homes were out of service due to the renovation.

The unleveraged yield on investment for acquisition Communities, defined as property operating income on an annualized basis divided by total acquisition cost, for the year ended December 31, 1999 was 8.54%.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S STABILIZED DEVELOPMENT COMMUNITIES

The Operating Partnership had nine Communities with 2,212 apartment homes (Summit Ballantyne I, Summit Fairways, Summit Lake I, Summit Norcroft II, Summit Plantation II, Summit on the River, Summit Russett, Summit Sedgebrook I and Summit Stonefield) which were stabilized during the entire year ended December 31, 1999 but were stabilized subsequent to January 1, 1997. The comparison of the years ended December 31, 1998 and 1997 represents 1,599 apartment homes (Summit Aventura, Summit Fairways, Summit on the River, Summit River Crossing and Summit Russett).

The operating performance of these stabilized development Communities is summarized below (dollars in thousands except average monthly rental revenue):

                                                YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                                ------------------------      ------------------------
                                                  1999           1998           1998           1997
                                                ---------      ---------      ---------      ---------
Property revenues:
  Rental......................................   $22,557        $20,722        $16,024        $13,402
  Other.......................................     1,609          1,291          1,245          1,107
                                                 -------        -------        -------        -------
Total property revenues.......................    24,166         22,013         17,269         14,509
Property operating and maintenance
  expense(1)..................................     7,157          6,545          5,614          4,430
                                                 -------        -------        -------        -------
Property operating income.....................   $17,009        $15,468        $11,655        $10,079
                                                 =======        =======        =======        =======
Average physical occupancy....................      93.6%          88.4%          93.1%          79.5%
                                                 =======        =======        =======        =======
Average monthly rental revenue................   $   928        $   903        $   927        $   898
                                                 =======        =======        =======        =======
Number of apartment homes.....................     2,212          2,212          1,599          1,599
                                                 =======        =======        =======        =======

---------------

(1) Effective January 1, 1999, the Operating Partnership implemented prospectively a new accounting policy whereby expenditures for carpet replacement are capitalized. Previously, the cost of carpet replacement had been expensed. While the 1998 and 1997 historical financial statements have not been restated to reflect the change, for comparative purposes only, stabilized development Communities' property operating and maintenance expense for the years ended December 31, 1998 and 1997 has been adjusted in the table above to reflect the new policy. Carpet replacement costs for comparison of the years ended December 31, 1999 and 1998 were $167,000 and $79,000, respectively. Carpet replacement costs for comparison of the years ended December 31, 1998 and 1997 were $155,000 and $73,000, respectively.

The unleveraged yield on stabilized development Communities, defined as property operating income divided by total development cost, for the year ended December 31, 1999 was 10.34%.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S COMMUNITIES IN LEASE-UP

The Operating Partnership had fourteen Communities in lease-up during the year ended December 31, 1999. A Community in lease-up is defined as one that has commenced rental operations during the current year but was not stabilized as of the beginning of the current year. The following is a summary of thirteen of the fourteen Communities in lease-up during 1999 (dollars in thousands):

                                                          TOTAL       ACTUAL/                                    % LEASED
                                            NUMBER OF    ACTUAL/    ANTICIPATED       ACTUAL/       AVERAGE       AS OF
                                            APARTMENT   ESTIMATED   CONSTRUCTION    ANTICIPATED    OCCUPANCY   DECEMBER 31,
COMMUNITY                                     HOMES       COST       COMPLETION    STABILIZATION     1999          1999
------------------------------------------  ---------   ---------   ------------   -------------   ---------   ------------
Summit Ballantyne II -- Charlotte,
  NC(1)...................................      154     $ 10,200      Q4 1998         Q1 1999        90.7%        94.16%
Summit New Albany I -- Columbus, OH(1)....      301       24,000      Q4 1998         Q3 1999        83.2%        97.34%
Summit Fair Lakes I -- Fairfax, VA(1).....      370       32,800      Q1 1999         Q2 1999        90.3%        99.46%
Summit Governor's Village -- Chapel Hill,
  NC(1)...................................      242       16,900      Q1 1999         Q2 1999        83.7%        92.98%
Summit Lake II -- Raleigh, NC.............      144       10,200      Q2 1999         Q3 1999        51.6%        92.36%
Summit Westwood -- Raleigh, NC(1).........      354       24,800      Q3 1999         Q4 1999        68.3%        96.05%
Summit Sedgebrook II -- Charlotte,
  NC(1)...................................      120        7,500      Q3 1999         Q1 2000        59.7%        95.45%
Summit Fair Lakes II -- Fairfax, VA(1)....      160       14,200      Q3 1999         Q1 2000        71.7%        98.75%
Summit Doral -- Miami, FL.................      260       22,800      Q4 1999         Q4 1999        63.1%        93.08%
Summit New Albany II -- Columbus, OH(2)...      127        9,800      Q1 2000         Q3 2000        17.9%        42.52%
Summit Largo -- Largo, MD(2)..............      219       18,000      Q1 2000         Q3 2000        42.5%        87.67%
Summit Hunter's Creek -- Orlando, FL(2)...      270       19,200      Q1 2000         Q4 2000         8.1%        20.74%
Summit Deer Creek -- Alpharetta, GA(2)....      292       22,200      Q2 2000         Q1 2001         8.1%        18.49%
                                              -----     --------
                                              3,013     $232,600
                                              =====     ========

---------------

(1) These properties stabilized during 1999.
(2) These properties are included in the Construction in Progress category at December 31, 1999.

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

The Operating Partnership had thirteen Communities with 3,131 apartment homes in lease up during the year ended December 31, 1998 (Summit Ballantyne I, Summit Sedgebrook , Summit Plantation II, Summit Norcroft II, Summit Stonefield, Summit Lake I, Summit Ballantyne II, Summit New Albany I, Summit Fair Lakes I, Summit Governor's Village, Summit Doral, Summit Westwood, and Summit Lake II).

The operating performance of the Operating Partnership's lease-up Communities is summarized as follows (dollars in thousands):

                                                                 YEAR ENDED         YEAR ENDED
                                                                DECEMBER 31,       DECEMBER 31,
                                                              ----------------   ----------------
                                                               1999      1998     1998      1997
                                                              -------   ------   -------   ------
Property revenues:
  Rental revenues...........................................  $18,507   $3,231   $13,955   $2,096
  Other property revenue....................................    1,204      251       910      197
                                                              -------   ------   -------   ------
Total property revenues.....................................   19,711    3,482    14,865    2,293
                                                              -------   ------   -------   ------
Property operating and maintenance expense (1)..............    5,758    1,337     4,728      954
                                                              -------   ------   -------   ------
Property operating income...................................  $13,953   $2,145   $10,137   $1,339
                                                              =======   ======   =======   ======
Number of apartment homes...................................    3,148    3,148     3,131    3,131
                                                              =======   ======   =======   ======

(1) Effective January 1, 1999, the Operating Partnership implemented prospectively a new accounting policy whereby expenditures for carpet replacement are capitalized. Previously, the cost of carpet replacement had been expensed. While the 1998 and 1997 historical financial statements have not been restated to reflect the change, for comparative purposes only, lease-up Communities' property operating and maintenance expense for the years ended December 31, 1998 and 1997 has been adjusted in the table above to reflect the new policy. Carpet replacement costs for comparison of the years ended December 31, 1999 and 1998 were $16,000 and $21,000, respectively. Carpet replacement costs for comparison of the years ended December 31, 1998 and 1997 were $33,000 and $1,000, respectively.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S DISPOSITION COMMUNITIES

Disposition communities consist of Summit Hampton, Summit Oak, Summit Beacon Ridge, Summit Heron's Run, Summit McIntosh, Summit Perico and Summit East Ridge in 1999 (the "1999 Dispositions") (referred to herein using former community names). The 1999 Dispositions resulted in the Operating Partnership receiving net proceeds on sale of $54.4 million. The 1999 to 1998 comparison below consists of the 1999 Dispositions as well as the following communities disposed during 1998 (referred to herein using former community names): Summit Providence, Summit Springs, Summit Old Town, Summit Creek, Summit Green, Summit Hill, Summit Hollow and Summit Station (the "1998 Dispositions"). The 1998 to 1997 comparison below consists of the 1998 Dispositions as well as Summit Charleston which was disposed during 1997. The operating performance of these communities is summarized below (dollars in thousands):

                                                                YEAR ENDED         YEAR ENDED
                                                               DECEMBER 31,       DECEMBER 31,
                                                             ----------------   -----------------
                                                              1999     1998      1998      1997
                                                             ------   -------   -------   -------
Property revenues:
  Rental revenues..........................................  $7,518   $25,782   $15,054   $18,225
  Other property revenue...................................     597     1,379       741       829
                                                             ------   -------   -------   -------
Total property revenues....................................   8,115    27,161    15,795    19,054
                                                             ------   -------   -------   -------
Property operating and maintenance expense (1).............   3,314    10,572     5,794     6,876
                                                             ------   -------   -------   -------
Property operating income..................................  $4,801   $16,589   $10,001   $12,178
                                                             ======   =======   =======   =======
Number of apartment homes..................................   1,518     3,879     2,361     2,575
                                                             ======   =======   =======   =======

(1) Effective January 1, 1999, the Operating Partnership implemented prospectively a new accounting policy whereby expenditures for carpet replacement are capitalized. Previously, the cost of carpet replacement had been expensed. While the 1998 and 1997 historical financial statements have not been restated to reflect the change, for comparative purposes only, disposition communities' property operating and maintenance expense for the years ended December 31, 1998 and 1997 has been adjusted in the table above to reflect the new policy. Carpet replacement costs for comparison of the years ended December 31, 1999 and 1998 were $155,000 and $504,000, respectively. Carpet replacement costs for comparison of the years ended December 31, 1998 and 1997 were $82,000 and $149,000, respectively.

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

The Management Company is accounted for under the equity method of accounting. The operating performance of the Management Company and its wholly owned subsidiary, the Construction Company, is summarized below (dollars in thousands):

                                         YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                        --------------------------    --------------------------
                                         1999     1998    % CHANGE     1998     1997    % CHANGE
                                        ------   ------   --------    ------   ------   --------
Revenue...............................  $8,853   $6,396      38.4%    $6,396   $6,102      4.8%
Expenses:
  Operating...........................   8,699    5,893      47.6%     5,893    5,039     16.9%
  Depreciation........................     284      244      16.4%       244      185     31.9%
  Amortization........................     289      286       1.0%       286      304     (5.9%)
  Interest............................     300      300       0.0%       300      300      0.0%
                                        ------   ------               ------   ------
Total expenses........................   9,572    6,723      42.4%     6,723    5,828     15.4%
                                        ------   ------               ------   ------
Net income (loss) of Summit Management
  Company.............................  ($ 719)  ($ 327)    119.9%    ($ 327)  $  274   (219.3%)
                                        ======   ======               ======   ======

The change in revenue was a result of higher revenues from managing an increased weighted average number of the Operating Partnership's Communities and higher revenues from construction activity in 1997 compared to 1998 and in 1998 compared to 1999. The increase in operating expenses was a result of higher construction activity and increased personnel at the Management Company in order to better support the Operating Partnership's growth objectives, including improving the operating performance of its stabilized Communities.

Total average third party apartment homes under management were 2,435, 3,310 and 5,164 during the years ended December 31, 1999, 1998 and 1997, respectively. Property management fees include $1.3 million, $1.2 million and $1.7 million of fees from third parties for the years ended December 31, 1999, 1998 and 1997, respectively. Property management fees from third parties as a percentage of total property management revenues were 20.3%, 23.3% and 35.2% for the years ended December 31, 1999, 1998 and 1997, respectively. The Operating Partnership expects third party management revenue as a percentage of total property management revenues to continue to decline.

All of the Construction Company's revenues are from contracts with the Operating Partnership.

OTHER INCOME AND EXPENSES

Interest income increased by $1.9 million to $3.0 million in 1999 compared to 1998, primarily due to interest earned on proceeds from property sales placed in escrow in accordance with like-kind exchange income tax regulations. Interest income increased by $672,000 to $1.1 million in 1998 compared to 1997, primarily due to interest earned in 1998 on the proceeds from property sales placed in escrow in accordance with like-kind exchange income tax regulations.

Other income decreased $560,000 to $289,000 in 1999 compared to 1998, primarily as a result of an incentive fee earned in connection with a property that the Operating Partnership had developed and managed for a third party in 1998.

Depreciation expense increased $5.4 million or 18.7% to $34.4 million in 1999 compared to 1998, primarily due to depreciation expense related to the Operating Partnership's 1998 acquisitions and increased depreciation of Communities in lease-up. Depreciation expense increased $6.3 million or 28.0% to $29.0 million in 1998 compared to 1997 due to an increase in depreciation expense related to the 1998 and 1997 acquisitions and Communities in lease-up.

Interest expense, including amortization of deferred financing costs, increased by $4.8 million for the year ended December 31, 1999 compared to the year ended December 31, 1998. The increase was primarily the result of an increase of $104.7 million in the Operating Partnership's average indebtedness outstanding offset by a decrease in the effective interest rate of .07% (6.72% to 6.65%) in 1999 as compared to the same period in 1998. Interest expense, including amortization of deferred financing costs, increased by $11.5 million during the year ended December 31, 1998 as compared to the year ended December 31, 1997. The increase was primarily the result of an increase of $174.8 million in the Operating Partnership's average indebtedness outstanding and an increase in the effective interest rate of .04% (6.68% to 6.72%) in 1998 as compared to the same period in 1997.

General and administrative expenses have remained relatively stable as a percentage of total revenues. As a percentage of total revenues, general and administrative expenses were 2.2%, 2.6% and 2.3% in 1999, 1998 and 1997, respectively.

The $17.4 million gain on sale of assets in 1999 resulted from the disposition of seven communities. The seven communities sold were:

COMMUNITY                                                   LOCATION
---------                                                   -------------
Summit Hampton............................................  Bradenton, FL
Summit Oak................................................  Goldsboro, NC
Summit Beacon Ridge.......................................  Greenville, SC
Summit Heron's Run........................................  Sarasota, FL
Summit McIntosh...........................................  Sarasota, FL
Summit Perico.............................................  Bradenton, FL
Summit East Ridge.........................................  Taylors, SC

The communities disposed of in 1999 were part of the Operating Partnership's plan to dispose of assets that no longer meet its growth objectives, to make desired changes in the number of apartment homes in each of the Operating Partnership's markets, or that are located in smaller markets. The Operating Partnership believes that by concentrating its efforts and capital in large growth markets it will gain a competitive advantage as it improves operational efficiencies, builds a more significant brand name and improves market knowledge. Also, by disposing of assets that no longer meet the Operating Partnership's long-term growth objectives, capital is provided to fund the development of new, higher growth assets. The $37.1 million gain on the sale of assets in 1998 resulted from the disposition of eight communities. The $4.4 million gain on sale of assets in 1997 resulted from the sale of one community.

The extraordinary items in the year ended December 31, 1998 resulted from the write-off of deferred financing costs in connection with the replacement by the Operating Partnership of its prior unsecured credit facility with the Unsecured Credit Facility (as hereinafter defined) and prepayment penalties incurred on six mortgage notes which were repaid during the period.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

The Operating Partnership's net cash provided by operating activities decreased from $63.8 million for the year ended December 31, 1998 to $62.5 million for the same period in 1999, primarily due to a $6.1 million decrease in net income and a $6.0 million increase in interest paid. The decrease in net income was due to the decrease in gain on sale of real estate assets. The increase in interest paid was primarily due to an increase in the average indebtedness outstanding during the year.

Net cash used in investing activities decreased from $219.1 million for the year ended December 31, 1998 to $36.5 million for the same period in 1999 due to no acquisition activity in 1999 and an increase in proceeds from the sale of Communities. In addition, the Operating Partnership funded $11.7 million in capital improvements during 1999. Proceeds from the sale of Communities during 1999 represent funds expended from like-kind exchange escrows. In the event that the proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company level tax may be incurred.

Net cash provided by financing activities was $154.6 million for the year ended December 31, 1998. Net cash used in financing activities was $24.7 million for the year ended December 31, 1999, primarily due to net repayments of $75.5 million on the Operating Partnership's Unsecured Credit Facility funded partially by the use of $136.3 million of proceeds from the sale of Series B and Series C Preferred Units (as hereinafter defined) by the Operating Partnership during the year. Other uses of cash during the year ended December 31, 1999 which caused an increase in cash used in financing activities as compared to the same period in 1998 were the payment of higher distributions to unitholders, Summit Properties' repurchase of Common Stock for an aggregate purchase price of approximately $47.5 million and a decrease in equity proceeds from Summit Properties' dividend reinvestment and stock purchase plans.

The ratio of earnings to fixed charges was 1.85 to 1 for the year ended December 31, 1999 compared to 2.52 to 1 for the year ended December 31, 1998. The decrease is primarily due to a decrease in the gain on real estate assets offset by increased interest charges as discussed in "Historical Results of Operations -- Other Income and Expenses" above.

The Operating Partnership's outstanding indebtedness at December 31, 1999 totaled $649.6 million. This amount includes approximately $263.2 million in fixed rate conventional mortgages, $38.3 million of variable rate tax-exempt bonds, $266.0 million of unsecured notes, $4.1 million of tax-exempt fixed rate loans, and $78.0 million under the Unsecured Credit Facility (as hereinafter defined).

The Operating Partnership expects to meet its short-term liquidity requirements (i.e., liquidity requirements arising within 12 months) including recurring capital expenditures relating to maintaining its existing properties, generally through its working capital, net cash provided by operating activities and borrowings under its line of credit. The Operating Partnership believes that its cash provided by operating activities will be adequate to meet operating requirements and payments of dividends and distributions during the next twelve months.

The Operating Partnership expects to meet its long-term liquidity requirements (i.e., liquidity requirements arising after 12 months), such as scheduled mortgage debt maturities, property acquisitions, financing of construction and development activities and other non-recurring capital improvements, through the issuance of unsecured notes and equity securities, from undistributed Funds from Operations (see page 32), from proceeds received from the disposition of certain properties, and, in connection with the acquisition of land or improved property, through the issuance of Units.

CREDIT FACILITY

In March 1998, the Operating Partnership obtained a new syndicated unsecured line of credit (the "Unsecured Credit Facility") in the amount of $175 million which replaced the existing $150 million credit facility. The Unsecured Credit Facility was increased in December 1998 to $200 million. The Unsecured Credit Facility provides funds for new development, acquisitions and general working capital purposes. The Unsecured Credit Facility has a three year term with two one-year extension options and bears interest at LIBOR + 90 basis points based upon the Operating Partnership's current credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The spread component of the aggregate interest rate will be reduced in the event of an upgrade of the Operating Partnership's unsecured credit rating. The Unsecured Credit Facility is repayable monthly on an interest only basis with principal due at maturity. The Operating Partnership's credit facility had an average interest rate and average balance outstanding during the years ended December 31, 1999, 1998 and 1997 of 6.06%, 6.67%, 6.73% and $99.2 million, $98.0 million and $53.9 million, respectively. In addition, the maximum outstanding during 1999, 1998 and 1997 was $176.0 million, $175.0 million and $121.9 million, respectively.

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

The Unsecured Credit Facility requires the Operating Partnership to comply with certain affirmative and negative covenants including the following requirements:
(i) Summit Properties maintain its qualification as a REIT; (ii) the Operating Partnership maintain a ratio of EBITDA (as defined therein) to fixed charges (as defined therein) of not less that 1.75 to 1; (iii) dividends not exceed 90% of funds from operations (as defined therein); (iv) the Operating Partnership maintain a ratio of total funded debt (as defined therein) to implied capitalization value (as defined therein) of less than .55 to 1; and (v) the Operating Partnership maintain a ratio of unencumbered asset value (as defined therein) to unsecured debt of less than 1.75 to 1. In addition, the Unsecured Notes and the Unsecured Bank Notes require the Operating Partnership to comply with certain affirmative and negative covenants including the following requirements: (i) the ratio of unencumbered assets (as defined therein) to unsecured debt equal or exceed 150%; (ii) the ratio of debt to assets (as defined therein) not exceed 60%; and (iii) secured debt not exceed 40% of assets (as defined therein). The Operating Partnership was in compliance with these covenants at December 31, 1999.

  Medium-Term Notes

On May 29, 1998, the Operating Partnership established a program for the sale by the Operating Partnership of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). The Operating Partnership issued Medium-Term Notes with an aggregate principal amount of $80 million in connection with the MTN Program as follows:
(i) on July 28, 1998, the Operating Partnership sold $30 million of notes which are due on July 30, 2001 and bear interest at 6.75% per year; (ii) on October 5, 1998, the Operating Partnership sold $25 million of notes which are due on October 5, 2000 and bear interest at 6.71% per year; and (iii) on March 18, 1999, the Operating Partnership sold $25 million of notes which are due on March 16, 2009 and bear interest at 7.59% per year. In July 1999, Summit Properties and the Operating Partnership filed a shelf registration statement with the SEC, pursuant to which the Operating Partnership may issue debt securities with an aggregate public offering price of up to $250 million. The Operating Partnership intends to establish a new, similar program for the sale of Medium-Term Notes by the Operating Partnership under such registration statement, pursuant to which the Operating Partnership may issue Medium-Term Notes from time to time in the future subject to certain market conditions and other factors.

  Private Placement of Preferred Units

On April 29, 1999, the Operating Partnership completed a private placement of
3.4 million of its 8.95% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") to two institutional investors at a price of $25.00 per unit. The net proceeds of approximately $83 million were used to repay amounts outstanding under the Operating Partnership's Unsecured Credit Facility. The Series B Preferred Units may be exchanged by the holders into shares of 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock of Summit Properties ("Series B Preferred Shares") on a one-for-one basis. Holders of the Series B Preferred Units may exercise their exchange right (a) at any time on or after April 29, 2009, (b) at any time if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series B Preferred Units for federal income tax purposes. The Operating Partnership may redeem the Series B Preferred Units at any time on or after April 29, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. In lieu of cash, the Operating Partnership may elect to deliver Series B Preferred Shares on a one-for-one basis, plus an amount equal to all accumulated, accrued and unpaid distributions or dividends. The Series B Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of Summit Properties or the Operating Partnership. Distributions on the Series B Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per annum of the $25.00 original capital contribution. Holders of the Series B Preferred Units received distributions in the aggregate amount of approximately $5.1 million during 1999.

On September 3, 1999, the Operating Partnership completed a private placement of
2.2 million of its 8.75% Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Preferred Units") to an institutional investor at a price of $25.00 per unit. The net proceeds of approximately $54 million were used to repay amounts outstanding under the Operating Partnership's Unsecured Credit Facility. The Series C Preferred Units may be exchanged by the holder into shares of 8.75% Series C Cumulative Redeemable Perpetual Preferred Stock of Summit Properties ("Series C Preferred Shares") on a one-for-one basis. The holder of the Series C Preferred Units may exercise its exchange right (a) at any time on or after September 3, 2009, (b) at any time if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series C Preferred Units for federal income tax purposes, or (d) at any time that such institutional investor's holdings in the Operating Partnership exceed 18% of the total profits of or capital interests in the Operating Partnership for a taxable year. The Operating Partnership may redeem the Series C Preferred Units at any time on or after September 3, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. The Series C Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of Summit Properties or the Operating Partnership. Distributions on the Series C Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per annum of the $25.00 original capital contribution. The holder of the Series C Preferred Units received distributions in the aggregate amount of approximately $1.5 million during 1999.

  Common Stock Repurchase Program

On May 11, 1999, the Board of Directors of Summit Properties authorized a common stock repurchase program pursuant to which Summit Properties is authorized to purchase up to an aggregate of $50 million of outstanding Common Stock. All repurchases have been and will be made on the open market at prevailing prices. This authority may be exercised from time to time and in such amounts as market conditions warrant. During the year ended December 31, 1999, Summit Properties repurchased 2,414,300 shares of Common Stock for an aggregate purchase price, including commissions, of approximately $47.5 million at an average price of $19.67 per share.

  Market Risk

The fair market value of long-term fixed rate debt is subject to changes in interest rates. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Operating Partnership's total fixed rate long-term debt at December 31, 1999 was $501.3 million. Fair values were determined from quoted market prices, where available, and from information received from investment bankers using current interest rates considering credit ratings and remaining terms to maturity.

While the Operating Partnership has historically had limited involvement with derivative financial instruments, the Operating Partnership may utilize such instruments in certain situations to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. The Operating Partnership does not utilize derivative financial instruments for trading or speculative purposes. On September 16, 1999, the Operating Partnership entered into an interest rate swap agreement with a notional amount of $30 million, relating to $30 million of notes issued by the Operating Partnership under the MTN Program which carry a fixed interest rate of 6.625% per annum (the "Fixed Rate"). Under the interest rate swap agreement, through the maturity date of such notes of December 15, 2003, (i) the Operating Partnership has agreed to pay to the counterparty the interest on a $30 million notional amount at a floating interest rate of LIBOR plus 11 basis points (the "Floating Rate"), and (ii) the counterparty has agreed to pay to the Operating Partnership the interest on the same notional amount at the Fixed Rate. The Floating Rate at December 31, 1999 was 6.23%. Under the interest rate swap agreement, an increase in LIBOR will increase the amount of interest that the Operating Partnership will be required to pay, and a decrease in LIBOR will decrease the amount of interest that the Operating Partnership will be required to pay. The fair value of the interest rate swap was $445,000 at December 31, 1999.

  Schedule of Debt

The following table sets forth certain information regarding debt financing as of December 31, 1999 and 1998 (dollars in thousands):

                                                                             PRINCIPAL OUTSTANDING
                                                INTEREST                          DECEMBER 31,
                                               RATE AS OF        MATURITY    ----------------------
                                            DECEMBER 31, 1999    DATE(1)       1999         1998
                                            -----------------    --------    ---------    ---------
FIXED RATE DEBT
-----------------
  MORTGAGE LOAN(2)........................      6.24%            10/15/08    $143,740     $146,740
  MORTGAGE LOAN(3)........................      8.00%              9/1/05       8,375        8,470
  MORTGAGE NOTES
     Summit Foxcroft......................      8.00%              4/1/20       2,594        2,663
     Summit Sherwood......................      7.88%              3/1/29       3,244        3,274
     Summit Radbourne.....................      9.80%              3/1/02       8,405        8,507
     Summit Sand Lake.....................      7.88%             2/15/06      14,348       14,679
     Summit Buena Vista...................      6.75%             2/15/07      25,393       25,779
     Summit Belcourt......................      6.75%              1/1/06       9,552        9,708
     Summit Turtle Cove...................      6.75%              6/1/06      16,806       17,073
     Summit Turtle Rock...................      6.75%             12/1/05      10,824       11,001
     Summit Arboretum.....................      6.75%             12/1/05      19,915       20,240
     Mortgage Notes paid in 1999..........                                         --        7,561
  TAX EXEMPT MORTGAGE NOTE
     Summit Crossing......................      6.95%             11/1/25       4,048        4,106
                                                                             --------     --------
          TOTAL MORTGAGE DEBT.............                                    267,244      279,801
                                                                             --------     --------
  UNSECURED NOTES
     6.71% Medium Term Notes due 2000.....      6.71%             10/5/00      25,000       25,000
     6.75% Medium Term Notes due 2001.....      6.75%             7/30/01      30,000       30,000
     7.59% Medium Term Notes due 2009.....      7.59%             3/16/09      25,000           --
     6.80% Notes due 2002.................      6.80%             8/15/02      25,000       25,000
     6.63% Notes due 2003.................      6.63%            12/15/03      30,000       30,000
     6.95% Notes due 2004.................      6.95%             8/15/04      50,000       50,000
     7.20% Notes due 2007.................      7.20%             8/15/07      50,000       50,000
     Bank Note Due 2002...................      7.85%              8/3/02      16,000       16,000
     Bank Note Due 2000...................      7.61%              8/3/00      15,000       15,000
                                                                             --------     --------
          TOTAL UNSECURED NOTES...........                                    266,000      241,000
                                                                             --------     --------
          TOTAL FIXED RATE DEBT...........                                    533,244      520,801
                                                                             --------     --------

                                                                             PRINCIPAL OUTSTANDING
                                                INTEREST                          DECEMBER 31,
                                               RATE AS OF        MATURITY    ----------------------
                                            DECEMBER 31, 1999    DATE(1)       1999         1998
                                            -----------------    --------    ---------    ---------
VARIABLE RATE DEBT
---------------------
  UNSECURED CREDIT FACILITY...............   LIBOR + 90           3/27/01      78,000      153,500
  TAX EXEMPT BONDS(4)
     Summit Belmont.......................      6.90%              4/1/07      11,225       11,445
     Summit Pike Creek....................      6.90%             8/15/20      12,208       12,767
     Summit Gateway.......................      6.90%              7/1/07       6,700        6,900
     Summit Stony Point...................      6.90%              4/1/29       8,255        8,430
     Bonds paid in 1999...................                                         --       12,260
                                                                             --------     --------
       TOTAL TAX EXEMPT BONDS.............                                     38,388       51,802
                                                                             --------     --------
       TOTAL VARIABLE RATE DEBT...........                                    116,388      205,302
                                                                             --------     --------
          TOTAL OUTSTANDING
            INDEBTEDNESS..................                                   $649,632     $726,103
                                                                             ========     ========

(1) With the exception of the Mortgage Loan referred to in Note 2 below, which has a $143.7 million balance at December 31, 1999, all the secured debt can be prepaid at any time. Such Mortgage Loan can be prepaid after February 15, 2001. Prepayment of all such secured debt is generally subject to penalty or premium; however, the tax exempt mortgage notes can be prepaid at any time without penalty or premium.

(2) Mortgage Loan secured by the following Communities:

      Summit Glen              Summit Blue Ash            Summit St. Clair
      Summit Square            Summit Village             Summit Waterford
      Summit Meadow            Summit Highland            Summit Del Ray
      Summit Windsor I         Summit Norcroft I          Summit Palm Lake
      Summit Windsor II        Summit Norcroft II         Summit on the River

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

The one-month LIBOR rate at December 31, 1999 was 5.82%.

The Operating Partnership's outstanding indebtedness (excluding the Unsecured Credit Facility) had an average maturity of 6.9 years as of December 31, 1999. The aggregate maturities of all outstanding debt (excluding the Unsecured Credit Facility) as of December 31, 1999 for each of the years ended after December 31, 1999 are as follows (in thousands):

2000........................................................   $ 46,497
2001........................................................     36,698
2002........................................................     56,186
2003........................................................     37,424
2004........................................................     57,857
Thereafter..................................................    336,970
                                                               --------
Total.......................................................   $571,632
                                                               ========

Of the significant maturities in the above table, $15.0 million and $16.0 million relate to the unsecured bank notes that mature in 2000 and 2002, respectively; $25 million relates to unsecured notes due in 2000; $30 million relates to unsecured notes due in 2001 and $25 million relates to unsecured notes due in 2002.

ACQUISITIONS AND DISPOSITIONS

During the year ended December 31, 1999, the Operating Partnership sold seven communities comprising 1,518 apartment homes for approximately $76.0 million, resulting in a gain on sale of approximately $17.4 million. Net proceeds of $54.4 million, were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. The communities sold were Summit Hampton, Summit Oak, Summit Beacon Ridge, Summit Perico, Summit McIntosh, Summit Heron's Run and Summit East Ridge (referred to herein using former community names).

During the year ended December 31, 1999, the Operating Partnership acquired no communities.

The Operating Partnership completed the acquisition of three communities located in Atlanta, Georgia in 1998: Summit St. Clair, purchased effective March 1, 1998, Summit Club at Dunwoody, purchased effective May 22, 1998, and Summit Lenox, purchased effective July 8, 1998 (the "Atlanta Acquisitions"). The Atlanta Acquisitions added a total of 1,093 apartment homes to the Operating Partnership's portfolio at an aggregate purchase price of $88.3 million. The Atlanta Acquisitions were financed with the issuance of 259,871 Common Units (valued at $5.2 million) and the assumption of $8.8 million of mortgage debt. The balance of the purchase price was paid in cash.

In individual property transactions, the Operating Partnership sold three communities for $48.9 million (formerly known as Summit Providence on May 8, 1998, Summit Springs on October 23, 1998 and Summit Old Town on November 2,
1998). The total gain on sale recognized for these three disposition transactions was $17.0 million.

On December 16, 1998, the Operating Partnership (i) sold five communities (the "Sold Communities") to Hollow Creek, LLC., a newly-formed North Carolina limited liability company for approximately $68 million and (ii) contributed two communities with an approximate value of $22 million (together with the Sold Communities, the "Joint Venture Communities") to Station Hill, LLC., a newly-formed North Carolina limited liability company ("Station Hill"). On the same date, Hollow Creek, LLC contributed the Sold Communities to Station Hill. Station Hill is a joint venture limited liability company, the membership of which is comprised of the Operating Partnership and a wholly owned subsidiary of a major financial services company (the "Joint Venture Member"). The disposition was effected pursuant to a Real Estate Sale Agreement dated November 20, 1998 between the Operating Partnership and the Joint Venture Member and pursuant to the Operating Agreement of Station Hill, also dated November 20, 1998. The Operating Partnership's contribution to Station Hill (approximately $5.6 million) represents a 25 percent equity interest in Station Hill. In addition, the Operating Partnership is the managing member of Station Hill and will also retain management of the Joint Venture Communities through a management agreement with Station Hill. The cash flow of Station Hill will be distributed pro rata to each member based on its equity contribution until certain economic benchmarks are achieved, at which point the Operating Partnership will receive an escalated portion of the cash flow and residual interest. Station Hill has obtained five separate mortgages totaling $70.15 million from Fannie Mae. These mortgages have a ten-year maturity and a 6.70% interest rate. The proceeds of the mortgages were distributed on a pro rata basis to Station Hill's two members. The Joint Venture Communities involved in the transaction were Summit Green, Summit Hollow I and II and Summit Creek in Charlotte, North Carolina; Summit Hill I and II in Raleigh, North Carolina; and Summit Station in Tampa, Florida. The Joint Venture Communities include 1,433 apartment homes. The Operating Partnership recognized a gain of approximately $20.2 million on the disposition. The gain is net of $5.6 million elimination of gain relative to the Operating Partnership's retained portion of the joint venture. The elimination of the gain reduced the Operating Partnership's investment in the joint venture to zero at the initial joint venture formation.

Proceeds from the sale of Summit Springs, Summit Old Town and the Sold Communities were put in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. These proceeds were used to fund future developments.

On November 4, 1998, the Operating Partnership acquired a portfolio of multifamily properties in Texas (the "Ewing Portfolio") through a merger with Ewing Industries, a private developer of luxury apartment homes.

The Ewing Portfolio consists of 2,465 apartment homes in seven communities located in Dallas, Austin and San Antonio. The acquisition of the Ewing Portfolio was effected pursuant to an Agreement and Plan of Reorganization dated as of October 31, 1998 (the "Merger Agreement") among the Operating Partnership, affiliates of the Operating Partnership including the Operating Partnership, Ewing Industries, Inc., an Ohio corporation ("Ewing Industries"), affiliates of Ewing, and their respective partners, shareholders and members (together with Ewing Industries, "Ewing"). Pursuant to the Merger Agreement, the acquisition was funded through (i) the issuance to Ewing of 1,008,988 shares of Common Stock of the Operating Partnership and 141,921 Units, valued at $20.7 million in the aggregate, (ii) the assumption of $84.0 million in long-term fixed-rate mortgage indebtedness, (iii) the payment of $50.6 million in cash and (iv) receipt of $3.8 million of credit for customary prorations and reserves. A portion of the consideration was deferred until stabilization of one community (Summit Las Palmas) which was in lease-up at the time of the acquisition of the Ewing Portfolio. The Summit Las Palmas purchase closed on December 31, 1998 with the additional consideration of (i) 1,027,771 shares of Common Stock and 36,124 Common Units valued at $29.2 million in the aggregate and (ii) cash in the amount of approximately $600,000.

At December 31, 1999, the Operating Partnership had three apartment communities for sale with a net book value of approximately $13.8 million. The Operating Partnership does not anticipate incurring a loss on any individual apartment Community sale. Proceeds from the sale of the Communities will be used to fund future development. The three apartment communities held for sale represented approximately 2% of property operating income for the Operating Partnership for the year ended December 31, 1999.

DEVELOPMENT ACTIVITY

The Operating Partnership's developments in process at December 31, 1999 are summarized as follows (dollars in thousands):

                                                           TOTAL                ESTIMATED   ANTICIPATED
                                             APARTMENT   ESTIMATED   COST TO     COST TO    CONSTRUCTION
                 COMMUNITY                     HOMES       COSTS       DATE     COMPLETE     COMPLETION
                 ---------                   ---------   ---------   --------   ---------   ------------
Summit New Albany II -- Columbus, OH(1)....      127     $  9,800    $  8,323   $  1,477      Q1 2000
Summit Largo -- Largo, MD(1)...............      219       18,000      17,021        979      Q1 2000
Summit Hunter's Creek -- Orlando, FL(1)....      270       19,200      16,609      2,591      Q1 2000
Summit Deer Creek -- Atlanta, GA(1)........      292       22,200      16,409      5,791      Q2 2000
Summit Russett II -- Laurel, MD............      112        9,900       4,367      5,533      Q2 2000
Summit Ashburn Farm -- Loudon County, VA...      162       14,600       9,235      5,365      Q3 2000
Summit Grandview -- Charlotte, NC..........      266       45,500      16,821     28,679      Q4 2000
Reunion Park by Summit -- Raleigh, NC......      248       14,300       7,963      6,337      Q1 2001
Summit Deerfield -- Cincinnati, OH.........      498       41,500      14,845     26,655      Q3 2001
Summit Crest -- Raleigh, NC................      438       30,700       3,727     26,973      Q3 2001
Summit Overlook -- Raleigh, NC.............      320       25,500       8,046     17,454      Q3 2001
Other development and construction
  costs(2).................................       --           --      25,221         --
                                               -----     --------    --------   --------
                                               2,952     $251,200    $148,587   $127,834
                                               =====     ========    ========   ========

(1) These communities were in lease-up at December 31, 1999.

(2) Consists primarily of land held for development and other predevelopment costs.

Estimated cost to complete the development Communities represents substantially all of the Operating Partnership's material commitments for capital expenditures at December 31, 1999.

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

Other development risks include the possibility of incurring additional costs or liabilities resulting from increased costs for materials or labor or other unexpected costs or defects in construction material, and the possibility that financing may not be available on favorable terms, or at all, to pursue or complete development activities. Similarly, market conditions at the time these Communities become available for leasing will affect the rental rates that may be charged and the period of time necessary to achieve stabilization, which could make one or more of the development Communities unprofitable or result in achieving stabilization later than currently anticipated.

In addition, the Operating Partnership is conducting feasibility and other pre-development work for eleven Communities. The Operating Partnership could abandon the development of any one or more of these potential Communities in the event that it determines that market conditions do not support development, financing is not available on favorable terms, it is unable to obtain necessary permits and authorizations, or due to other circumstances which may prevent development. Similarly, there can be no assurance that, if the Operating Partnership does pursue one or more of these potential Communities, that it will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.

INFLATION

Substantially all of the leases at the Communities are for a term of one year or less, which may enable the Operating Partnership to seek increased rents upon renewal of existing leases or commencement of new leases. The short-term nature of these leases generally serves to reduce the risk to the Operating Partnership of the adverse effect of inflation.

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

The Operating Partnership's efforts to address its Year 2000 issues prior to January 1, 2000, were focused in the following three areas: (i) reviewing and taking any necessary steps to attempt to correct the Operating Partnership's computer information systems (i.e., software applications and hardware platforms), (ii) evaluating and making any necessary modifications to other computer systems that do not relate to information technology but include embedded technology, such as telecommunications, security, HVAC, elevator, fire and safety systems, and (iii) communicating with certain significant third-party service providers to determine whether there will be any interruption in their systems that could affect the Operating Partnership.

The Operating Partnership has not experienced any business or service disruptions as a result of any Year 2000 issues, nor has the Operating Partnership been contacted by any vendors or customers as to any Year 2000 issues with respect to their various products or services. Costs incurred to date related to Year 2000 issues have not been material, nor does the Operating Partnership expect to incur additional material costs related to Year 2000 issues. The Operating Partnership is continuing to evaluate potential disruptions or complications that might result in the future from Year 2000 related problems; although at this time, the Operating Partnership has not identified any specific business functions that are likely to suffer material disruption as a result of Year 2000 related issues. Due to the unique and pervasive nature of the Year 2000 issue, however, it is not possible to anticipate each of the wide variety of Year 2000 issues that might arise, particularly outside of the Operating Partnership, which might have a material adverse impact on the Operating Partnership's business, financial condition and results of operations.

FUNDS FROM OPERATIONS

The Operating Partnership considers funds from operations ("FFO") to be an appropriate measure of performance of an equity REIT. The Operating Partnership computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO, as defined by NAREIT, represents net income (loss) excluding gains or losses from sales of property, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles ("GAAP"). Funds Available for Distribution ("FAD") is defined as FFO less capital expenditures funded by operations (recurring capital expenditures). The Operating Partnership's methodology for calculating FFO and FAD may differ from the methodology for calculating FFO and FAD utilized by other real estate companies, and accordingly, may not be comparable to other real estate companies. FFO and FAD do not represent amounts available for management's discretionary use because of needed capital expenditures or expansion, debt service obligations, property acquisitions, development, dividends and distributions or other commitments and uncertainties. FFO and FAD should not be considered as alternatives to net income (determined in accordance with GAAP) as an indication of the Operating Partnership's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Operating Partnership's liquidity, nor are they indicative of funds available to fund the Operating Partnership's cash needs, including its ability to make dividends/distributions. The Operating Partnership believes FFO and FAD are helpful to investors as measures of the performance of the Operating Partnership because, along with cash flows from operating activities, financing activities and investing activities, they provide investors with an understanding of the ability of the Operating Partnership to incur and service debt and make capital expenditures.

Funds from Operations and Funds Available for Distribution are calculated as follows (dollars in thousands):

                                                               YEAR ENDING DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Net income available to common unitholders............  $    53,062   $    65,881   $    31,934
Gain on sale of real estate assets....................      (17,427)      (37,148)       (4,366)
Extraordinary items...................................           --           594            --
                                                        -----------   -----------   -----------
  Subtotal............................................       35,635        29,327        27,568
Depreciation:
  Real estate assets..................................       34,324        28,890        22,633
  Real estate joint venture...........................          748            25            --
                                                        -----------   -----------   -----------
Funds from Operations.................................       70,707        58,242        50,201
Recurring capital expenditures(1).....................       (6,357)       (4,607)       (4,586)
                                                        -----------   -----------   -----------
Funds Available for Distribution......................  $    64,350   $    53,635   $    45,615
                                                        ===========   ===========   ===========
Non-recurring capital expenditures(2).................  $    (5,348)  $    (4,995)  $    (4,653)
                                                        ===========   ===========   ===========
Cash Flow Provided By (Used In):
     Operating Activities.............................  $    62,452   $    63,808   $    55,947
     Investing Activities.............................      (36,484)     (219,170)     (175,907)
     Financing Activities.............................      (24,675)      154,636       119,858
Weighted average units outstanding -- basic...........   32,134,646    29,140,931    27,257,637
                                                        ===========   ===========   ===========
Weighted average units outstanding -- diluted.........   32,205,637    29,150,315    27,294,058
                                                        ===========   ===========   ===========

(1) Recurring capital expenditures are expected to be funded from operations and consist primarily of exterior painting, carpets in 1999, new appliances, vinyl, blinds, tile, and wallpaper. In contrast, non-recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities and are, therefore, not included in the calculation of Funds Available for Distribution. The increase in recurring capital expenditures for the year ended December 31, 1999 was primarily due to the Operating Partnership's change in accounting policy to capitalize carpets starting January 1, 1999. Without carpet, recurring capital expenditures for the year ended December 31, 1999 would have been $4.6 million. Recurring capital expenditures for 1998 and 1997 have not been restated for the change in accounting policy.

(2) Non-recurring capital expenditures for the year ended December 31, 1999 and 1998 primarily consisted of major renovations in the amount of $3.5 million in 1999 and $1.3 million in 1998 respectively; $740,000 and $446,000 for access gates and security fences in 1999 and 1998 respectively; $10,000 and $1.0 million for water meters in 1999 and 1998, respectively; $1.0 million and $1.7 million in other revenue enhancement expenditures in 1999 and 1998, respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk".

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

  Directors

     Terms Expiring in 2000

WILLIAM B. MCGUIRE, JR. Mr. McGuire has served as Co-Chairman of the Board of Directors of Summit Properties since December 1999 and as Chairman of the Board from 1994 to December 1999. Prior to the formation of Summit Properties, Mr. McGuire served as a senior partner of the predecessor to Summit Properties and as a general partner of each of the partnerships which transferred multifamily apartment communities to Summit Properties when it was formed. Mr. McGuire founded the predecessor to Summit Properties in 1972. Mr. McGuire also founded McGuire Properties, Inc., a real estate brokerage firm, in 1972. He has been active in the following professional and community organizations: Residential, Multifamily and Urban Development Mixed Use Councils of the Urban Land Institute; Charlotte Advisory Board of NationsBank of North Carolina, N.A.; and The Charlotte City Club, serving on its Board of Governors as President. He was a Trustee of the North Carolina Nature Conservancy; a Founder and Director of Habitat for Humanity of Charlotte; and the Founder and President of The Neighborhood Medical Clinic. Mr. McGuire is 55 years old.

WILLIAM F. PAULSEN. Mr. Paulsen is Co-Chairman of the Board of Directors and the Chief Executive Officer of Summit Properties. He has held the position of Co-Chairman of the Board since December 1999 and the position of Chief Executive Officer since 1994. Mr. Paulsen has been a director of Summit Properties since 1994. Prior to the formation of Summit Properties, Mr. Paulsen was a senior partner and the Chief Executive Officer of the predecessor to Summit Properties and a general partner of each of the partnerships which transferred multifamily apartment communities to Summit Properties when it was formed. Mr. Paulsen joined the predecessor to Summit Properties in 1981. He was selected as North Carolina Entrepreneur of the Year in 1991. In addition to his responsibilities with Summit Properties, Mr. Paulsen is a full member and Residential Council member of the Urban Land Institute. He is a member of the Board of Directors of The Beach Company, a real estate investment company specializing primarily in commercial and resort development in the southeastern United States, and is a trustee of The Asheville School. Mr. Paulsen also served as a Vice President of the Charlotte Apartment Association. He is 53 years old.

JAMES M. ALLWIN. Mr. Allwin has been a director of Summit Properties since 1999. Mr. Allwin is President of Aetos Capital, a newly formed independent investment management firm. Prior to January 1, 1999, he was head of the investment management business of Morgan Stanley Dean Witter, which included Morgan Stanley Asset Management, Miller Anderson & Sherrerd and the firm's Private Equity Funds: Capital Partners, Venture Capital and Real Estate. Together, these businesses had over $160 billion of assets under management and $10 billion of private equity commitments. In addition, he oversaw Morgan Stanley Trust Company, with $400 billion in custody, which was sold to Chase Bank in 1998. He was a member of the Morgan Stanley Dean Witter Management Committee. Mr. Allwin joined Morgan Stanley in 1976, and during the course of his career, he also worked in areas such as corporate finance, mergers and acquisitions and real estate. He is a graduate of Yale University, where he currently serves as a member of the Investment Committee, and a graduate of the Amos Tuck School of Business Administration at Dartmouth College, where he is a member of the Board of Overseers. He is a member of the Chairman's Council of the Museum of Modern Art in New York, the Board of Trustees of Greenwich Academy and the Board of Directors of The National Mentoring Partnership. He is also Chairman of Communities In Schools, Inc., the nation's largest non-profit stay-in-school program. Mr. Allwin is 47 years old.

     Terms Expiring in 2001

JAMES H. HANCE, JR. Mr. Hance has been a director of Summit Properties since 1994. Mr. Hance is Vice Chairman and Chief Financial Officer of Bank of America and is a member of such corporation's Policy Committee. He is also responsible for the Finance Group, comprised of the finance, accounting and control functions, and for Treasury, including balance sheet management. Additionally, he is responsible for Technology & Operations, which encompasses such corporation's operations and technology development functions, Investor Relations, the legal department, and Management Services, which provides for such corporation's real estate needs. The global payment business, which provides depository and treasury services to customers worldwide, also reports to Mr. Hance. Mr. Hance, a certified public accountant, spent 17 years with the Price Waterhouse accounting firm in Philadelphia and Charlotte. For six years, he was a partner in the Charlotte office and served as the audit partner responsible for the firm's relationship with NCNB Corporation (predecessor to NationsBank and Bank of America). From August 1985 until December 1986, he was Chairman and co-owner of Consolidation Coin Caterers Corp. in Charlotte. He joined NationsBank (predecessor to Bank of America) in March 1987. Mr. Hance is Chairman of the Board of Trustees of both Novant Health Services and Charlotte Country Day School. He also is a member of the Boards of Directors of Caraustar Industries Inc., Family Dollar Stores Inc., Lance Inc. and Bank of America Corporation. Mr. Hance is a Trustee of Washington University in St. Louis and is a member of Washington University's National Council for the John M. Olin School of Business. He is a member of the Board of Visitors of Duke University Fuqua School of Business, and serves on the Board of Trustees of the North Carolina Blumenthal Performing Arts Center and the Boards of Directors of the Foundation for the Carolinas, the United Negro College Fund and the Foundation for the University of North Carolina at Charlotte. In addition, he is the 1996 past chairman of the Charlotte Chamber of Commerce and a 1998 International Business Fellow. Mr. Hance is 55 years old.

HENRY H. FISHKIND. Dr. Fishkind has been a director of Summit Properties since 1994. He is the President of Fishkind & Associates, Inc., a private economic and financial consulting firm based in Orlando, Florida that he founded in 1987. Dr. Fishkind is a member of the Board of Directors of Engle Homes. Dr. Fishkind served on the Florida Governor's Economic Advisory Board from 1979 to 1981. He is 50 years old.

     Terms Expiring in 2002

NELSON SCHWAB III. Mr. Schwab has been a director of Summit Properties since 1994. He has been a Managing Director of Carousel Capital, a merchant banking firm based in Charlotte, North Carolina specializing in middle market acquisitions, since 1996. Mr. Schwab served as Chairman and Chief Executive Officer of Paramount Parks from 1992 to 1995. Mr. Schwab is a member of the Boards of Directors of First Union National Bank, Silver Dollar City, Inc., Griffin Corporation, Go America Inc., Children First, Claremont Restaurant Group, Critical Care Concepts, Simpson Performance Products and Burlington Industries. Mr. Schwab previously served as the Chairman of the Carolinas Partnership and the Charlotte Chamber of Commerce. Mr. Schwab is 55 years old.

STEVEN R. LEBLANC. Mr. LeBlanc is the President, Chief Operating Officer and a director of Summit Properties. Mr. LeBlanc has been a director of Summit Properties since 1998. Prior to joining Summit Properties, Mr. LeBlanc served as President of Urban Growth Property Trust from 1997 to 1998 where he developed Summit Properties' strategic business plan, orchestrated the transition to REIT status and initiated over $200 million in acquisitions and developments. From 1992 to 1997, Mr. LeBlanc served in a number of senior management positions with the Security Capital Group where he implemented a fully integrated operating company strategy focused on long-term sustainable cash flow growth. While at these companies, he was responsible for the acquisition and development of 11,000 apartment homes and the purchase of land for an additional 10,000 apartment homes. From 1984 to 1992, Mr. LeBlanc was a partner with Lincoln Property Company where he was a member of the senior management team and was responsible for the management of 17,000 apartments as well as the firm's acquisition and development activities throughout Texas and the Northeast. Mr. LeBlanc is a member of the Board of Directors of the National Multifamily Council and a member of the Urban Land Institute. He has served on the Boards of Directors of the Rio Grand School, the

Santa Fe Pro-Musica and the Austin Apartment Association. Mr. LeBlanc has taught various real estate courses at Austin Community College in Austin, Texas. Mr. LeBlanc is 42 years old.

  Executive Officers Who Are Not Directors

MICHAEL L. SCHWARZ. Mr. Schwarz is an Executive Vice President and Chief Financial Officer of Summit Properties. Prior to joining Summit Properties in 1994, Mr. Schwarz served as co-founder, Senior Vice President and Chief Financial Officer of Industrial Developments International, Inc. ("IDI"), a developer of industrial real estate. While at IDI, Mr. Schwarz was responsible for the company's capital markets activities, accounting operations and information technology efforts. In this capacity, Mr. Schwarz arranged over $500 million in financing including IDI's initial capitalization. At Summit Properties, Mr. Schwarz is responsible for Summit Properties' capital markets, accounting, information technology and legal activities. He is a certified public accountant. Mr. Schwarz served as the Chairman of the Board of The Study Hall of Emmaus House, a non-profit educational facility serving inner-city youths, and is currently active in Junior Achievement, Inc. Mr. Schwarz also sits on the Long Term Planning committee of St. Patrick's School and the board of the MACS Education Foundation. Mr. Schwarz is 39 years old.

WILLIAM B. HAMILTON. Mr. Hamilton is an Executive Vice President of Summit Properties and the President of Summit Management Company. Prior to joining Summit Properties in December 1996, Mr. Hamilton spent one year as a Senior Vice President with Insignia Management Group in Atlanta, Georgia where he was responsible for property and asset management for 50,000 multifamily apartments. For the four years immediately prior thereto, Mr. Hamilton was the President of NPI Property Management Corporation, where his management portfolio consisted of 31,000 multifamily apartments. Mr. Hamilton's experience in the property and asset management field for multifamily apartments has spanned more than 20 years. Mr. Hamilton has been designated a certified property manager by the Institute of Real Estate Management and a Certified Apartment Supervisor by the National Apartment Association. Mr. Hamilton is 51 years old.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Summit Properties' executive officers and directors, and persons who are beneficial owners of more than 10% of a registered class of the Operating Partnership's equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish Summit Properties with copies of all Section 16(a) forms they file. To Summit Properties' knowledge, based solely on a review of the copies of such reports furnished to Summit Properties by the executive officers, directors and greater than 10% beneficial owners, all
Section 16(a) filing requirements were satisfied during 1999.

ITEM 11.  EXECUTIVE COMPENSATION

The Operating Partnership is managed by Summit Properties, in its capacity as the general partner of the Operating Partnership. Consequently, the Operating Partnership has no directors or executive officers and pays no compensation. This Item 11 reflects the compensation paid to the directors and executive officers of Summit Properties.

DIRECTOR COMPENSATION

Directors of Summit Properties who are also employees receive no additional compensation for their services as directors. Non-employee directors of Summit Properties (the "Independent Directors") received an annual director's fee of $12,000 in 1999. Each Independent Director also receives $1,000 for each regular meeting of the Board of Directors attended, $1,000 for each special meeting of the Board of Directors attended, $250 for each committee meeting attended if held concurrently with a Board of Directors regular or special meeting and $500 for each committee meeting attended if not held concurrently with a Board of Directors regular or special meeting. Under Summit Properties' amended and restated 1994 Stock Option and Incentive Plan (the "1994 Plan"), following each annual meeting of stockholders, each Independent Director receives a non-qualified stock option to purchase 2,000 shares of Common Stock at a price equal to the market price of the

Common Stock on the date of grant. Following the Annual Meeting, each Independent Director will receive a non-qualified stock option to purchase an additional 3,000 shares of Common Stock at a price equal to the market price of the Common Stock on the date of grant.

EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth the cash and non-cash compensation awarded to the Chief Executive Officer and the three other most highly compensated executive officers of Summit Properties who were serving as executive officers at the end of 1999, each of whose compensation exceeded $100,000 during the fiscal year ended December 31, 1999 (collectively the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                                              COMPENSATION AWARDS
                                                              ----------------------------------------------------
                                               ANNUAL                                    LONG-TERM
                                            COMPENSATION      RESTRICTED    SECURITIES   INCENTIVE
                                          -----------------     STOCK       UNDERLYING      PLAN       ALL OTHER
                                          SALARY     BONUS      AWARDS       OPTIONS      ("LTIP")    COMPENSATION
                                   YEAR   ($)(1)      ($)        ($)           (#)       PAYOUTS($)      ($)(2)
NAME AND PRINCIPAL POSITION        ----   -------   -------   ----------    ----------   ----------   ------------
William F. Paulsen...............  1999   300,000   150,000     30,009(3)    150,000        --           3,840
  Chief Executive Officer          1998   252,370   126,185     68,013(3)          0        --           5,000
                                   1997   244,500   122,250     24,443(3)          0        --           4,750
Steven R. LeBlanc(4).............  1999   280,000   140,000     28,014(5)    150,000        --           3,840
  President and Chief              1998   113,462    96,250          0       175,000        --               0
  Operating Officer
Michael L. Schwarz...............  1999   225,000   157,500          0       120,000        --           3,840
  Executive Vice President         1998   178,725   138,959          0             0        --           5,000
  and Chief Financial Officer      1997   173,000    86,500    196,775(6)          0        --           4,750
William B. Hamilton..............  1999   210,000   164,000          0       135,000        --           3,840
  Executive Vice President         1998   178,725    54,064          0             0        --           5,000
  and President of Summit          1997   173,000    43,250    179,375(7)          0        --               0
  Management Company

(1) Includes amounts deferred under Summit Properties' 401(k) plan. Under the plan, employees generally are permitted to invest up to 17% of their salary on a pre-tax basis, subject to a statutory maximum.

(2) Amounts represent matching contributions made by Summit Properties to the Named Executive Officer's account under the Company's 401(k) plan.

(3) Pursuant to a Summit Properties policy which requires any cash bonus earned in excess of 50% of base salary to be paid in the form of Common Stock, Mr. Paulsen received (a) an award of 1,564 shares of restricted stock on January 20, 2000 under the 1994 Stock Plan that vests in two equal annual installments beginning in January 2001 (the value of vested and unvested shares of such restricted stock as of December 31, 1999 would have been $27,957), (b) an award of 4,122 shares of restricted stock on January 13, 1999 under the 1994 Stock Plan that vests in two equal annual installments beginning in January 2000 (the value of vested and unvested shares of such restricted stock as of December 31, 1999 was $73,681) and (c) an award of 1,157 shares of restricted stock on January 1, 1998 under the 1994 Stock Plan that vests in two equal annual installments beginning in January 1999 (the value of vested and unvested shares of such restricted stock as of December 31, 1999 was $20,681). Moreover, Mr. Paulsen received an award of 11,700 shares of restricted stock on January 12, 1996 under the 1994 Stock Plan that vests in five equal annual installments beginning in January 1996 (the value of vested and unvested shares of such restricted stock as of December 31, 1999 was $209,138). Dividends will be paid on the shares of restricted stock.

(4) Mr. LeBlanc began employment on July 1, 1998.

(5) Pursuant to a Summit Properties policy which requires any cash bonus earned in excess of 50% of base salary to be paid in the form of Common Stock, Mr. LeBlanc received an award of 1,460 shares of restricted stock on January 20, 2000 under the 1994 Stock Plan that vests in two equal annual installments beginning in January 2001 (the value of vested and unvested shares of such restricted stock as of December 31, 1999 would have been $26,098).

(6) Mr. Schwarz received an award of 7,908 shares of restricted stock on January 2, 1997 under the 1994 Stock Plan that vests in four equal annual installments beginning in January 1998 (the value of vested and unvested shares of such restricted stock as of December 31, 1999 was $141,356). Pursuant to a Summit Properties policy which requires any cash bonus earned in excess of 50% of base salary to be paid in the form of Common Stock, Mr. Schwarz received an award of 1,126 shares of restricted stock on January 1, 1998 under the 1994 Stock Plan that vests in two equal annual installments beginning in January 1999 (the value of vested and unvested shares of such restricted stock as of December 31, 1999 was $20,127). Dividends will be paid on the shares of restricted stock.

(7) Mr. Hamilton received an award of 8,200 shares of restricted stock on January 2, 1997 under the 1994 Stock Plan that vests in four equal annual installments beginning in January 1998 (the value of vested and unvested shares of such restricted stock as of December 31, 1999 was $146,575). Dividends will be paid on the shares of restricted stock.

Option Grants in Fiscal Year 1999. The following table sets forth the options granted with respect to the fiscal year ended December 31, 1999 to Summit Properties' Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                   INDIVIDUAL GRANTS
                                  ---------------------------------------------------
                                                PERCENT OF                              POTENTIAL REALIZABLE
                                                  TOTAL                                   VALUE AT ASSUMED
                                   NUMBER OF     OPTIONS                                ANNUAL RATES OF STOCK
                                  SECURITIES    GRANTED TO                               PRICE APPRECIATION
                                  UNDERLYING    EMPLOYEES    EXERCISE OR                   FOR OPTION TERM
                                    OPTIONS     IN FISCAL    BASE PRICE    EXPIRATION   ---------------------
NAME                              GRANTED (#)      YEAR        ($/SH)         DATE        5%($)      10%($)
----                              -----------   ----------   -----------   ----------   ---------   ---------
William F. Paulsen..............    150,000(1)    17.96%       17.3125      12/12/09    1,633,161   4,138,750
Steven R. LeBlanc...............    150,000(2)    17.96%       17.3125      12/12/09    1,633,161   4,138,750
Michael L. Schwarz..............    120,000(2)    14.37%       17.3125      12/12/09    1,306,529   3,311,000
William B. Hamilton.............    120,000(3)    14.37%       17.3125      12/12/09    1,306,529   3,311,000
                                     15,000(4)     1.80%       16.5000       1/12/09      155,651     394,451

---------------

(1) These options, of which 28,880 are incentive stock options and 121,120 are non-qualified stock options, vest in five equal annual installments beginning on December 13, 1999, the date of grant of such options.

(2) These options, all of which are non-qualified stock options, vest in five equal annual installments beginning on December 13, 1999, the date of grant of such options.

(3) These options, of which 2,915 are incentive stock options and 117,085 are non-qualified stock options, vest in five equal annual installments beginning on December 13, 1999, the date of grant of such options.

(4) These options, all of which are incentive stock options, vest in five equal annual installments beginning on January 13, 1999, the date of grant of such options.

Option Exercises and Year-End Holdings. The following table sets forth the aggregated number of options to purchase shares of Common Stock exercised in 1999 and the value of options to purchase shares of Common Stock held on December 31, 1999 by Summit Properties' Named Executive Officers.

              AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1999 AND
                       FISCAL YEAR-END 1999 OPTION VALUES

                                                                                              VALUE OF
                                                                 NUMBER OF SECURITIES        UNEXERCISED
                                                                UNDERLYING UNEXERCISED      IN-THE-MONEY
                                                                  OPTIONS AT FISCAL       OPTIONS AT FISCAL
                                                                     YEAR-END(#)           YEAR-END($)(1)
                                     EXERCISE       VALUE            EXERCISABLE/           EXERCISABLE/
NAME                                   (#)       REALIZED($)        UNEXERCISABLE           UNEXERCISABLE
----                                 --------    -----------    ----------------------    -----------------
William F. Paulsen.................     0             0             70,000/120,000          16,875/67,500
Steven R. LeBlanc..................     0             0            100,000/225,000          16,875/67,500
Michael L. Schwarz.................     0             0              81,000/96,000          36,000/54,000
William B. Hamilton................     0             0             27,000/108,000          17,625/70,500

---------------

(1) Based on a closing price of $17.875 per share of Common Stock on December 31, 1999, the last 1999 trading day for Summit Properties' Common Stock.

EMPLOYMENT AND NONCOMPETITION AGREEMENTS

Summit Properties has entered into employment agreements (the "Employment Agreements") with each of Messrs. Paulsen, LeBlanc, Schwarz and Hamilton. The Employment Agreement with Mr. Paulsen expired on February 15, 1999 and Summit Properties entered into a new Employment Agreement with him. The Employment Agreement with Mr. LeBlanc has an original term which expires on July 1, 2001. The Employment Agreement with Mr. Schwarz had an original term through February 16, 1996, and has been automatically extended until such time as terminated pursuant to its terms. Mr. Hamilton's Employment Agreement provided for an original term through December 5, 1998 and has been automatically extended pursuant to its terms. The Employment Agreements provide that the officers will be paid the base salaries set forth next to their names in the Summary Compensation Table above, which amounts may be increased or decreased (subject to certain limitations) at the discretion of the Compensation Committee of the Board of Directors of Summit Properties (the "Compensation Committee"), plus any other amounts the Compensation Committee, in its discretion, determines to award. The Employment Agreements also provide for certain severance benefits. If the employment of Mr. LeBlanc is terminated by either Summit Properties without "cause" or by Mr. LeBlanc for "cause" (as defined in his Employment Agreement) during the original term or any extended term of the Employment Agreement, Mr. LeBlanc will be entitled to receive as severance an amount equal to his base salary, as in effect on the date of termination, through the remainder of his original term of employment or the then current extended term, as the case may be, under his Employment Agreement, payable over time. If the employment of Mr. Hamilton is terminated by Summit Properties without "cause" or by Mr. Hamilton for "cause" (as defined in his Employment Agreement), Mr. Hamilton will be entitled to receive as severance an amount equal to his base salary as in effect on the date of termination for a period of six months, payable over time. Upon the termination of the employment of Mr. LeBlanc by reason of death or disability, his estate or he, as the case may be, will be entitled to receive a payment equal to his base salary, as in effect on the date of termination, through the remainder of his original term or the then current extended term, but in no event less than one year, except that in the case of termination by reason of disability the amount of such benefit shall be offset by the proceeds of any disability plan awards provided by Summit Properties. Upon the termination of the employment of Mr. Hamilton by reason of death or disability, his estate or he, as the case may be, will be entitled to receive a payment equal to his base salary, as in effect on the date of termination, for a period of twelve months, except that in the case of termination by reason of disability, the amount of such benefit shall be offset by the proceeds of any disability plan awards provided by Summit Properties. The Employment Agreements provide that if the employment of either of Messrs. LeBlanc or Hamilton is terminated by Summit Properties for "cause" or if they voluntarily terminate their employment other than for "cause" (as defined in the Employment Agreements), no severance amount will be payable. If the employment of either of Messrs. Paulsen or Schwarz is terminated for any reason, no severance amount will be payable other than as provided in the Severance Agreements (as defined below) of Messrs. Paulsen and Schwarz.

Each of these officers also entered into a noncompetition agreement with Summit Properties (collectively, the "Noncompetition Agreements"). Subject to certain limited exceptions, the Noncompetition Agreements prohibit all of the executive officers from engaging in any businesses prior to their termination of employment, other than those of Summit Properties, without the prior written consent of the Board of Directors (or in the case of Messrs. Schwarz and Hamilton, without the prior written consent of the President of Summit Properties). The Noncompetition Agreements also prohibit the officers for certain periods after the termination of their employment with Summit Properties from hiring certain key employees of Summit Properties or participating in any efforts to persuade such employees to leave Summit Properties and from engaging in any manner, directly or indirectly, in any business which engages or attempts to engage in the acquisition, development, construction, operation, management or leasing of any of Summit Properties then existing communities or development or acquisition opportunities. Under the Noncompetition Agreements, such officers are prohibited from disclosing trade secrets and, for certain periods, other confidential information of Summit Properties.

SEVERANCE AGREEMENTS

Summit Properties entered into Severance Agreements ("Severance Agreements") with (a) each of Messrs. Paulsen, Schwarz and Hamilton on January 2, 1997 and
(b) Mr. LeBlanc on July 1, 1998. The Severance Agreements provide for the payment of severance benefits of up to three times such officer's annual base salary and cash bonus in the event of the termination of the officer's employment under certain circumstances following certain "change in control" or "combination transactions" involving a consolidation or merger. The benefits payable under the terms of the Severance Agreements are subject to reduction by the amount of any severance benefits payable under applicable Employment Agreements.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee currently consists of Messrs. Allwin, Fishkind, Hance and Schwab. None of these individuals has served as an officer of Summit Properties. Messrs. Hance and Schwab serve as officers and directors of lending institutions that have provided financing and related services to Summit Properties. James H. Hance, Jr. is Vice Chairman and Chief Financial Officer of Bank of America and Nelson Schwab III is a member of the Board of Directors of First Union National Bank ("First Union"). Bank of America and First Union have provided Summit Properties with credit enhancements on certain of Summit Properties' apartment communities financed with tax-exempt bonds and are both members of a group of banks that provide Summit Properties' $200 million unsecured credit facility.

John Crosland, Jr., a former director of Summit Properties, served as a member of the Compensation Committee for a portion of 1999. Mr. Crosland declined nomination for re-election to the Board of Directors at the 1999 annual meeting of stockholders. Accordingly, after the 1999 meeting, Mr. Crosland ceased to be a member of the Compensation Committee. Mr. Crosland is a member of the Board of Directors of First Union.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth the beneficial ownership of Common Units for (i) each of the directors and Named Executive Officers of Summit Properties, (ii) the directors and Named Executive Officers of Summit Properties as a group and
(iii) each limited partner of the Operating Partnership that the Operating Partnership believes holds more than a 5% beneficial interest in the Operating Partnership. All such beneficial interests are owned directly, and the indicated person has sole voting and investment power. The information in the following table was provided by the unitholders listed and reflects their beneficial ownership known by the Operating Partnership and Summit Properties as of December 31, 1999.

NAME AND                                                          NUMBER OF        PERCENT OF CLASS
BUSINESS ADDRESS                                                 COMMON UNITS         OF COMMON
OF BENEFICIAL OWNER(1)                                        BENEFICIALLY OWNED        UNITS
----------------------                                        ------------------   ----------------
DIRECTORS AND EXECUTIVE OFFICERS
William B. McGuire, Jr......................................         620,313              2.0%
William F. Paulsen..........................................         596,045              1.9%
Steven R. LeBlanc...........................................              --                *
Michael L. Schwarz..........................................              --                *
William B. Hamilton.........................................              --                *
James M. Allwin.............................................              --                *
Henry H. Fishkind...........................................              --                *
James H. Hance, Jr..........................................              --                *
Nelson Schwab III...........................................              --                *
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (9
  PERSONS)..................................................       1,216,358              3.9%
5% HOLDER
Summit Properties Inc.......................................      26,381,275             85.6%

 *  Less than one percent.

(1) The business address of each person is: c/o Summit Properties Inc., 212 South Tryon Street, Suite 500, Charlotte, NC 28281.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Operating Partnership is managed by Summit Properties, in its capacity as the general partner of the Operating Partnership.

Messrs. Hance and Schwab serve as officers and directors of lending institutions that have provided financing and related services to the Operating Partnership. James H. Hance, Jr. is Vice Chairman and Chief Financial Officer of Bank of America, and Nelson Schwab III is a member of the Board of Directors of First Union. Both Bank of America and First Union provided the Operating Partnership with credit enhancements on certain of its communities financed with tax-exempt bonds and are both members of a group of banks that provide the Operating Partnership's $200 million unsecured credit facility.

LOANS TO OFFICERS AND EMPLOYEES

The Board of Directors of Summit Properties, including the Compensation Committee thereof, believes that ownership of Summit Properties' Common Stock by executive officers and certain other qualified employees of Summit Properties and its subsidiaries aligns the interests of such officers and employees with the interests of the stockholders of Summit Properties. To further such goal of aligning the interests of such officers and employees with the interests of the stockholders of Summit Properties, the Board of Directors on September 8, 1997 approved and Summit Properties instituted a loan program. The Board of Directors has amended the terms of the loan program from time to time since its inception. Currently, Summit Properties may lend amounts to or on behalf of certain of Summit Properties' executive officers and key employees (hereinafter, a "Loan") for one or more of the following purposes: (i) to finance the purchase of Common Stock on the open market at then-current market prices; (ii) to finance an employee's payment of the exercise price of one or more stock options to purchase shares of Common Stock granted to such employee under the 1994 Stock Plan; or (iii) to finance the annual tax liability or other expenses of an executive officer related to the vesting of shares of Common Stock which constitute a portion of a restricted stock award granted to such executive officer under the 1994 Stock Plan.

The maximum aggregate amount that Summit Properties may loan to an executive officer is $500,000 (unless such limit is otherwise waived by the Board of Directors or the Compensation Committee thereof), and the maximum aggregate amount that Summit Properties may loan to a qualified employee is $200,000 (unless similarly waived). The Board of Directors has increased such limit to $1,000,000, $3,000,000, $1,750,000 and $1,250,000 for Messrs. Paulsen,
LeBlanc, Schwarz and Hamilton, respectively. As of March 1, 2000, Loans have been extended to Mr. McGuire and each of the Named Executive Officers for the purpose of financing the purchase of Common Stock or the payment of the annual tax liability related to the vesting of shares of Common Stock which constitute a portion of a restricted stock award.

The relevant employee shall execute a Promissory Note and Security Agreement (the "Note") related to each Loan made by Summit Properties. Each Note will bear interest at the applicable federal rate, as established by the Internal Revenue Service (the "Applicable Federal Rate"), in effect on the date of the Note and such rate shall be fixed and the Note shall become due and payable in full no later than the tenth anniversary of the Note (the "Maturity Date"). Shares of Common Stock which are the subject of a Loan serve as collateral (the "Collateral Stock") for the Note until such time as the Note has been paid in full. Until the Maturity Date, the employee to whom a Loan has been extended will only be required to repay such Loan through the application to the outstanding Loan balance of all dividends and distributions related to the Collateral Stock, first to interest, and the remainder, if any, to outstanding principal. Unless otherwise determined by the Board of Directors or the Compensation Committee, Loans made by Summit Properties after December 31, 1999 will be full recourse against the employee. All of the outstanding Loans extended by Summit Properties after December 31, 1999 are full recourse against the employee. Summit Properties' recourse against the executive officers under the outstanding Notes for satisfaction of the Loans made prior to January 1, 2000, however, is limited to Summit Properties' rights to the Collateral Stock and 25% or 10%, in the case of Mr. LeBlanc, of the principal of the Note for which the executive officer is personally liable in the event of any deficiency which may arise upon a foreclosure and sale or other disposition of the Collateral Stock.

As of March 1, 2000, Summit Properties had extended Loans totaling $12,672,070 to its employees, including the amounts of $499,814, $999,995, $2,961,040, $1,427,273 and $499,980 which were extended to Messrs. McGuire, Paulsen, LeBlanc, Schwarz and Hamilton, respectively. Loans to Messrs. McGuire and Paulsen in the amounts of $499,814 and $999,995, respectively, bear interest at 6.21% per year (i.e., the Applicable Federal Rate for Loans made in January
2000). Loans to Mr. LeBlanc in the amount of (i) $960,578 bear interest at 5.56% per year (i.e., the Applicable Federal Rate for Loans made in August 1998), (ii) $1,000,467 bear interest at 4.71% per year (i.e., the Applicable Federal Rate for Loans made in February 1999), and (iii) $999,995 bear interest at 6.21% per year (i.e., the Applicable Federal Rate for Loans made in January 2000). Loans to Mr. Schwarz in the amount of (i) $404,044 bear interest at 6.13% per year (i.e., the Applicable Federal Rate for Loans made in January 1998), (ii) $55,838 bear interest at 5.68% per year (i.e., the Applicable Federal Rate for Loans made in July 1998), (iii) $17,425 bear interest at 5.56% per year (i.e., the Applicable Federal Rate for Loans made in August 1998), (iv) $449,997 bear interest at 4.71% per year (i.e., the Applicable Federal Rate for Loans made in February 1999), and (v) $499,969 bear interest at 6.21% per year (i.e., the Applicable Federal Rate for Loans made in January 2000). Loans to Mr. Hamilton in the amount of $499,980 bear interest at 6.13% per year (i.e., the Applicable Federal Rate for Loans made in January 1998).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a) Financial Statements

The consolidated financial statements of the Operating Partnership are listed in the Index to Financial Statements on page 51 of this Report.

       (b) Reports on Form 8-K

None

       (c) Exhibits

As noted below, certain of the exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Operating Partnership and are incorporated by reference herein.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 3.1.1        Agreement of Limited Partnership of the Operating
              Partnership, as amended. (Incorporated by reference to
              Exhibit 3.1 to the Operating Partnership's Registration
              Statement on Form 10, dated April 21, 1997, filed pursuant to the Securities Exchange Act of 1934, as amended, File No.
              000-22411).
 3.1.2        Amendment No. 10 to the Agreement of Limited Partnership of
              the Operating Partnership. (Incorporated by reference to
              Exhibit 10.1 to Summit Properties' Quarterly Report on Form
              10-Q for the fiscal quarter ended June 30, 1997, File No.
              001-12792).
 3.1.3        Amendment No. 11 to the Limited Partnership Agreement of the
              Operating Partnership (Incorporated by reference to Exhibit
              3.1 of the Operating Partnership's Quarterly Report on Form
              10-Q for the quarterly period ended March 31, 1998, File No.
              000-22411)
 3.1.4        Amendment No. 12 to the Limited Partnership Agreement of the
              Operating Partnership (Incorporated by reference to Exhibit
              3.1 of the Operating Partnership's Quarterly Report on Form
              10-Q for the quarterly period ended June 30, 1998, File No.
              000-22411).
 3.1.5        Amendment No. 13 to the Limited Partnership Agreement of the
              Operating Partnership (Incorporated by reference to Exhibit
              3.1 of the Operating Partnership's Quarterly Report on Form
              10-Q for the quarterly period ended September 30, 1998, File
              No. 000-22411)
 3.1.6        Amendment No. 14 to the Limited Partnership Agreement of the
              Operating Partnership (Incorporated by reference to Exhibit
              3.1 to the Operating Partnership's Quarterly Report on Form
              10-Q for the quarterly period ended March 31, 1999, File No.
              000-22411).
 3.1.7        Amendment No. 15 to the Limited Partnership Agreement of the
              Operating Partnership (Incorporated by reference to Exhibit
              3.2 to the Operating Partnership's Quarterly Report on Form
              10-Q for the quarterly period ended March 31, 1999, File No.
              000-22411).
 3.1.8        Amendment No. 16 to the Limited Partnership Agreement of the
              Operating Partnership (Incorporated by reference to Exhibit
              3.3 to the Operating Partnership's Quarterly Report on Form
              10-Q for the quarterly period ended March 31, 1999, File No.
              000-22411).
 3.1.9        Amendment No. 17 to the Limited Partnership Agreement of the
              Operating Partnership (Incorporated by reference to Exhibit
              10.1 to the Operating Partnership's Current Report on Form
              8-K filed on September 17, 1999, File No. 000-22411).
 4.1.1        Indenture dated as of August 7, 1997 between the Operating
              Partnership and First Union National Bank, relating to the
              Operating Partnership's Senior Debt Securities.
              (Incorporated by reference to Exhibit 4.1 to the Operating
              Partnership's Current Report on Form 8-K filed on August 11,
              1997, File No. 000-22411).
 4.1.2        Supplemental Indenture No. 1, dated as of August 12, 1997
              between the Operating Partnership and First Union National
              Bank. (Incorporated by reference to Exhibit 4.1 to the
              Operating Partnership's Amended Current Report on Form
              8-K/A-1 filed on August 18, 1997, File No. 000-22411).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 4.1.3        Supplemental Indenture No. 2, dated as of December 17, 1997 between the Operating Partnership and First Union National
              Bank. (Incorporated by reference to Exhibit 4.1 to the
              Operating Partnership's Amended Current Report on Form
              8-K/A-1 filed on December 17, 1997, File No. 000-22411).
 4.1.4        Supplemental Indenture No. 3, dated as of May 29, 1998
              between the Operating Partnership and First Union National
              Bank. (Incorporated by reference to Exhibit 4.2 to the
              Operating Partnership's Current Report on Form 8-K filed on
              June 2, 1998, File No. 000-22411).
 4.2.1        The Operating Partnership's 6.80% Note due 2002, dated
              August 12, 1997. (Incorporated by reference to Exhibit 4.2 to the Operating Partnership's Amended Current Report on
              Form 8-K/A-1 filed on August 18, 1997, File No. 000-22411).
 4.2.2        The Operating Partnership's 6.95% Note due 2004, dated
              August 12, 1997. (Incorporated by reference to Exhibit 4.3 to the Operating Partnership's Amended Current Report on
              Form 8-K/A-1 filed on August 18, 1997, File No. 000-22411).
 4.2.3        The Operating Partnership's 7.20% Note due 2007, dated
              August 12, 1997. (Incorporated by reference to Exhibit 4.4 to the Operating Partnership's Amended Current Report on
              Form 8-K/A-1 filed on August 18, 1997, File No. 000-22411).
 4.2.4        The Operating Partnership's 6.63% Note due 2003, dated
              December 17, 1997. (Incorporated by reference to Exhibit 4.2 to the Operating Partnership's Amended Current Report on
              Form 8-K/A-1 filed on December 17, 1997, File No.
              000-22411).
 4.2.5        6.71% Medium Term Note due on October 5, 2000 in principal amount of $25,000,000 issued by the Operating Partnership on
              October 5, 1998 (Incorporated by reference to Exhibit 10.1 of the Operating Partnership's Quarterly Report on Form 10-Q
              for the quarterly period ended September 30, 1998, File No.
              000-224111).
 4.2.6        6.75% Medium-Term Note due 2001 in principal amount of
              $30,000,000 issued by the Operating Partnership on July 28,
              1998 (Exhibit 10.2 to the Operating Partnership's Quarterly
              Report on Form 10-Q for the quarterly period ended June 30,
              1998, File No. 000-22411).
 4.2.7        7.59% Medium-Term Note due 2009 in principal amount of
              $25,000,000 issued by the Operating Partnership on March 18,
              1999 (Incorporated by reference to Exhibit 4.1 to the
              Operating Partnership's Quarterly Report on Form 10-Q for
              the quarterly period ended March 31, 1999, File No.
              000-22411).
 10.1.1(a)    Articles of Incorporation of Summit Properties.
              (Incorporated by reference to Exhibit 3.1 to Summit
              Properties' Registration Statement on Form S-11,
              Registration No. 33-90706).
 10.1.1(b)    First Amendment to Bylaws of Summit Properties (Incorporated
              by reference to Exhibit 3.2.2 to Summit Properties' Annual
              Report on Form 10-K for the fiscal year ended December 31,
              1999, File No. 001-12792).
10.1.2        Articles Supplementary to the Articles of Amendment and
              Restatement of Summit Properties Partnership, L.P.
              designating 8.95% Series B Cumulative Redeemable Perpetual
              Preferred Stock of Summit Properties dated April 29, 1999
              (Incorporated by reference to Exhibit 3.1 to Summit
              Properties' quarterly report on Form 10-Q for the quarterly period ended March 31, 1999, File No. 001-12792).
10.1.3        Articles Supplementary to the Articles of Amendment and
              Restatement of Summit Properties Partnership, L.P.
              designating 8.75% Series C Cumulative Redeemable Perpetual
              Preferred Stock of Summit Properties dated September 3, 1999
              (Incorporated by reference to Exhibit 99.1 to the Operating
              Partnership's Current Report on Form 8-K filed on September
              17, 1999, File No. 000-22411).
10.1.4        Bylaws of Summit Properties. (Incorporated by reference to
              Exhibit 3.2 to Summit Properties' Registration Statement on
              Form S-11, Registration No. 33-90706).
10.2.1        Articles of Incorporation of Summit Management Company
              (Incorporated by reference to Exhibit 10.2 to Summit
              Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-12792).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
10.2.2        Bylaws of Summit Management Company. (Incorporated by
              reference to Exhibit 10.3 to Summit Properties' Annual
              Report on Form 10-K for the fiscal year ended December 31,
              1999, File No. 001-12792).
10.4          Summit Properties' 1994 Stock Option and Incentive Plan as
              amended and restated. (Incorporated by reference to Exhibit
              4.5 to Summit Properties' Registration Statement on Form
              S-8, Registration No. 333-79897).
10.5.1        The Operating Partnership's 1996 Non-Qualified Employee
              Stock Purchase Plan. (Incorporated by reference to Exhibit
              10.5 to Summit Properties' Registration Statement on Form
              S-8, Registration No. 333-00078).
10.5.2        First Amendment to Non-Qualified Employee Stock Purchase
              Plan. (Incorporated by reference to Exhibit 10.5.2 to Summit
              Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-12792).
10.5.3        Second Amendment to Non-Qualified Employee Stock Purchase
              Plan. (Incorporated by reference to Exhibit 10.5.3 to Summit
              Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-12792).
10.5.4        Third Amendment to Non-Qualified Employee Stock Purchase
              Plan. (Incorporated by reference to Exhibit 10.5.4 to Summit
              Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-12792).
10.6          Indemnification Agreement, dated as of July 20, 1999, by and among the Operating Partnership, Summit Properties, and each director and executive officer of Summit Properties
              (Incorporated by reference to Exhibit 10.3 to the Operating
              Partnership's Quarterly Report on Form 10-Q for the
              quarterly period ended June 30, 1999, File No. 001-12792).
10.7.1        Employment Agreement between Summit Properties Inc. and
              William F. Paulsen. (Incorporated by reference to Exhibit
              10.7.1 to Summit Properties' Annual Report on Form 10-K for
              the fiscal year ended December 31, 1999, File No.
              001-12792).
10.7.2        Employment Agreement between Summit Properties Inc. and
              William B. McGuire, Jr. (Incorporated by reference to
              Exhibit 10.7.2 to Summit Properties' Annual Report on Form
              10-K for the fiscal year ended December 31, 1997, File No.
              001-12792).
 10.7.3(a)    Employment Agreement between Summit Properties Inc. and
              William B. Hamilton. (Incorporated by reference to Exhibit
              10.7.9 to Summit Properties' Annual Report on Form 10-K for
              the fiscal year ended December 31, 1997, File No.
              001-12792).
 10.7.3(b)    Amendment Agreement, dated as of May 1, 1999, by and among
              Summit Properties, Summit Management Company and William B.
              Hamilton (Incorporated by reference to Exhibit 10.2 to
              Summit Properties' Quarterly Report on Form 10-Q for the
              quarterly period ended June 30, 1999, File No. 001-12792).
10.7.4        Employment Agreement between Summit Properties and Michael
              L. Schwarz. (Incorporated by reference to Exhibit 10.7.10 to
              Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.7.5        Employment Agreement between Summit Properties and Steven R.
              LeBlanc. (Incorporated by reference to Exhibit 10.7.11 to
              Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-12792).
10.8.1        Noncompetition Agreement between Summit Properties and
              William F. Paulsen. (Incorporated by reference to Exhibit
              10.8.1 to Summit Properties' Annual Report on Form 10-K for
              the fiscal year ended December 31, 1997, File No.
              001-12792).
10.8.2        Noncompetition Agreement between Summit Properties and
              William B. McGuire, Jr. (Incorporated by reference to
              Exhibit 10.8.2 to Summit Properties' Annual Report on Form
              10-K for the fiscal year ended December 31, 1997, File No.
              001-12792).
10.8.3        Noncompetition Agreement between Summit Properties and
              William B. Hamilton. (Incorporated by reference to Exhibit
              10.8.9 to Summit Properties' Annual Report on Form 10-K for
              the fiscal year ended December 31, 1997, File No.
              001-12792).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
10.8.4        Noncompetition Agreement between Summit Properties and
              Michael L. Schwarz. (Incorporated by reference to Exhibit
              10.8.10 to Summit Properties' Annual Report on Form 10-K for
              the fiscal year ended December 31, 1997, File No.
              001-12792).
10.8.5        Noncompetition Agreement between Summit Properties and
              Steven R. LeBlanc. (Incorporated by reference to Exhibit
              10.8.11 to Summit Properties' Annual Report on Form 10-K for
              the fiscal year ended December 31, 1998, File No.
              001-12792).
10.9.1        Executive Severance Agreement between Summit Properties and
              William F. Paulsen. (Incorporated by reference to Exhibit
              10.9.1 to Summit Properties' Annual Report on Form 10-K for
              the fiscal year ended December 31, 1997, File No.
              001-12792).
10.9.2        Executive Severance Agreement between Summit Properties and
              William B. McGuire, Jr. (Incorporated by reference to
              Exhibit 10.9.2 to Summit Properties' Annual Report on Form
              10-K for the fiscal year ended December 31, 1997, File No.
              001-12792).
10.9.3        Executive Severance Agreement between Summit Properties and
              Michael L. Schwarz. (Incorporated by reference to Exhibit
              10.9.3 to Summit Properties' Annual Report on Form 10-K for
              the fiscal year ended December 31, 1997, File No.
              001-12792).
10.9.4        Executive Severance Agreement between Summit Properties and
              William B. Hamilton. (Incorporated by reference to Exhibit
              10.9.5 to Summit Properties' Annual Report on Form 10-K for
              the fiscal year ended December 31, 1997, File No.
              001-12792).
10.9.5        Executive Severance Agreement between Summit Properties and
              Steven R. LeBlanc. (Incorporated by reference to Exhibit
              10.9.6 to Summit Properties' Annual Report on Form 10-K for
              the fiscal year ended December 31, 1998, File No. 001-12792)
10.11         $31,000,000 Loan Agreement, dated July 31, 1996, between the
              Operating Partnership and Wachovia Bank of North Carolina,
              N.A. (Incorporated by reference to Exhibit 10.34 to Summit
              Properties' Quarterly Report on Form 10-Q for the fiscal
              quarter ended September 30, 1996, File No. 001-12792).
10.12.1       Promissory Note and Security Agreement, dated January 28,
              1998, between Summit Properties and Michael L. Schwarz.
              (Incorporated by reference to Exhibit 10.14.1 to Summit
              Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.12.2       Promissory Note and Security Agreement, dated January 28,
              1998, between Summit Properties and William B. Hamilton.
              (Incorporated by reference to Exhibit 10.14.2 to Summit
              Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.12.3       Form of Promissory Note and Security Agreement between
              Summit Properties and the employees named in the Schedule
              thereto. (Incorporated by reference to Exhibit 10.14.3 to
              Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.12.4       Promissory Note and Security Agreement, dated August 5,
              1998, between Summit Properties and Steven R. LeBlanc.
              (Incorporated herein by reference to Exhibit 10.12.4 to
              Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-12792).
10.12.5       Promissory Note, dated as of January 28, 1998, evidencing a loan of $42,258 to Michael L. Schwarz for the purpose of
              paying tax liability associated with Restricted Stock Award.
              (Incorporated by reference to Exhibit 10.2 to Summit
              Properties' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, File No. 001-12792).
10.12.6       Promissory Note, dated as of January 30, 1998, evidencing a loan of $361,785 to Michael L. Schwarz for the purpose of
              purchasing shares of Common Stock of Summit Properties
              (Incorporated by reference to Exhibit 10.3 to Summit
              Properties' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, File No. 001-12792).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
10.12.7       Promissory Note, dated as of January 28, 1998, evidencing a loan of $57,418 to William B. Hamilton for the purpose of
              paying tax liability associated with Restricted Stock Award.
              (Incorporated by reference to Exhibit 10.4 to Summit
              Properties' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, File No. 001-12792).
10.12.8       Promissory Note, dated as of January 30, 1998, evidencing a loan of $441,562 to William B. Hamilton for the purpose of purchasing shares of Common Stock of Summit Properties
              (Incorporated by reference to Exhibit 10.5 to Summit
              Properties' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, File No. 001-12792).
10.12.9       Promissory Note, dated as of August 5, 1998, evidencing a
              loan of $961,000 to Steven R. LeBlanc for the purpose of
              purchasing shares of Common Stock of Summit Properties.
              (Incorporated by reference to Exhibit 10.2 to Summit
              Properties' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, File No. 001-12792).
10.12.10      Promissory Note, dated February 2, 1999, evidencing a loan of $1,000,487.05 to Steven R. LeBlanc for the purpose of
              purchasing shares of Common Stock of Summit Properties
              (Incorporated herein by reference to Exhibit 10.12.10 to
              Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-12792).
10.12.11      Promissory Note, dated February 2, 1999, evidencing a loan of $450,004.09 to Michael L. Schwarz for the purpose of
              purchasing shares of Common Stock of Summit Properties
              (Incorporated herein by reference to Exhibit 10.12.11 to
              Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-12792).
10.13.1       Registration Rights Agreement, dated October 12, 1994
              between Summit Properties and PK Partners, L.P.
              (Incorporated by reference to Exhibit 10.15.1 to Summit
              Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.13.2       Registration Rights Agreement, dated February 8, 1994,
              between Summit Properties and the Continuing Investors named therein. (Incorporated by reference to Exhibit 10.13.2 to
              Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-12792).
10.13.3       Registration Rights Agreement, dated December 11, 1995,
              between Summit Properties and Bissell Ballantyne,
              LLC.(Incorporated by reference to Exhibit 10.2 to Summit
              Properties' Registration Statement on Form S-3, Registration
              No. 333-24669).
10.13.4       Registration Rights Agreement, dated January 10, 1996, among
              Summit Properties, Joseph H. Call and Gary S. Cangelosi.
              (Incorporated by reference to Exhibit 10.2 to Summit
              Properties' Registration Statement on Form S-3, Registration
              No. 333-24669).
10.13.5       Registration Rights Agreement, dated February 20, 1997,
              among Summit Properties, The Northwestern Mutual Life
              Insurance Company, J. Ronald Terwilliger, J. Ronald
              Terwilliger Grantor Trust, Crow Residential Realty
              Investors, L.P., Douglas A. Hoeksema, Randy J. Pace,
              Clifford A. Breining, TCF Residential Partnership, Ltd. and
              Trammell S. Crow. (Incorporated by reference to Exhibit 10.2 to Summit Properties' Registration Statement on Form S-3,
              Registration No. 333-24669).
10.13.6       Registration Rights Agreement, dated May 16, 1995, between
              Summit Properties and the individuals named therein executed in connection with the Crosland Acquisition. (Incorporated by reference to Exhibit 10.15.6 to Summit Properties' Annual
              Report on Form 10-K for the fiscal year ended December 31,
              1997, File No. 001-12792).
10.14         Agreement to Contribute, dated February 13, 1995, between
              the Operating Partnership, Summit Properties and Crosland
              Partnerships. (Incorporated by reference to Exhibit 2.1 to
              Summit Properties' Current Report on Form 8-K dated May 16,
              1995, File No. 001-12792).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
10.15.1       Credit Agreement, dated as of March 27, 1998, by and among the Operating Partnership, Summit Properties, the Banks
              listed on the signature pages thereof and the other Lenders from time to time party thereto, and First Union National
              Bank, as Administrative Agent for the Lenders thereunder
              ("1998 Credit Agreement"). (Incorporated by reference to
              Exhibit 10.1 to Summit Properties' Quarterly Report on Form
              10-Q for the quarterly period ended March 31, 1998, File No.
              001-12792).
10.15.2       Letter Agreement, dated November 25, 1998, by and among the
              Operating Partnership, Summit Properties, Wachovia Bank,
              N.A. ("Wachovia") and First Union National Bank, as
              Administrative Agent and Lender under the 1998 Credit
              Agreement ("First Union"), evidencing an increase in First
              Union's and Wachovia's Commitments (as defined in the 1998
              Credit Agreement) under the 1998 Credit Agreement of
              $15,000,000 and $10,000,000, respectively (Incorporated
              herein by reference to Exhibit 10.15.2 to Summit Properties'
              Annual Report on Form 10-K for the fiscal year ended
              December 31, 1998, File No. 001-12792).
10.15.3       Replacement Competitive Note, dated November 25, 1998 by and among the Operating Partnership, Summit Properties and First
              Union reflecting the increased Commitments (Incorporated
              herein by reference to Exhibit 10.15.3 to Summit Properties'
              Annual Report on Form 10-K for the fiscal year ended
              December 31, 1998, File No. 001-12792).
10.15.4       Replacement Competitive Note, dated November 25, 1998 by and among the Operating Partnership, Summit Properties and
              Wachovia reflecting the increased Commitments (Incorporated herein by reference to Exhibit 10.15.4 to Summit Properties'
              Annual Report on Form 10-K for the fiscal year ended
              December 31, 1998, File No. 001-12792).
10.15.5       Replacement Competitive Note, dated November 25, 1998 by and among the Operating Partnership, Summit Properties and
              NationsBank, N.A. reflecting the increased Commitments
              (Incorporated herein by reference to Exhibit 10.15.5 to
              Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 00112792).
10.15.6       Replacement Competitive Note, dated November 25, 1998 by and among the Operating Partnership, Summit Properties and
              Commerzbank, A.G. reflecting the increased Commitments
              (Incorporated herein by reference to Exhibit 10.15.6 to
              Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-12792).
10.15.7       Replacement Competitive Note, dated November 25, 1998 by and among the Operating Partnership, Summit Properties and PNC
              Bank, National Association reflecting the increased
              Commitments (Incorporated herein by reference to Exhibit
              10.15.7 to Summit Properties' Annual Report on Form 10-K for
              the fiscal year ended December 31, 1998, File No. 001-
              12792).
10.15.8       Replacement Competitive Note, dated November 25, 1998 by and among the Operating Partnership, Summit Properties and
              AmSouth Bank reflecting the increased Commitments
              (Incorporated herein by reference to Exhibit 10.15.8 to
              Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-12792).
10.15.9       Replacement Revolving Note, dated November 25, 1998 by and among the Operating Partnership, Summit Properties and First
              Union reflecting the increased Commitments (Incorporated
              herein by reference to Exhibit 10.15.9 to Summit Properties'
              Annual Report on Form 10-K for the fiscal year ended
              December 31, 1998, File No. 001-12792).
10.15.10      Replacement Revolving Note, dated November 25, 1998 by and among the Operating Partnership, Summit Properties and
              Wachovia reflecting the increased Commitments (Incorporated herein by reference to Exhibit 10.15.10 to Summit
              Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-12792).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
10.16         Agreement and Plan of Reorganization dated as of October 31,
              1998 among Summit Properties, affiliates of Summit
              Properties (including the Operating Partnership), Ewing
              Industries, Inc., and affiliates of Ewing Industries, Inc.
              (Incorporated by reference to Exhibit 2.1 to Summit
              Properties' Current Report on Form 8-K filed on November 13,
              1998, File No. 001-12792).
12.1          Statement Regarding Calculation of Ratios of Earnings to
              Fixed Charges for the Years Ended December 31, 1999, 1998,
              1997 1996 and 1995 (filed herewith).
21.1          Subsidiaries of Summit Properties Partnership, L.P. (filed herewith).
23.1          Consent of Deloitte & Touche LLP. (filed herewith).
27            Financial Data Schedule (filed herewith).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Summit Properties Partnership, L.P. certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Charlotte, North Carolina on March 23, 2000.

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

                    SIGNATURES                                   TITLE                    DATE
                    ----------                                   -----                    ----

/s/ WILLIAM B. MCGUIRE, JR.                         Co-Chairman of the Board of      March 23, 2000
--------------------------------------------------    Directors
William B. McGuire, Jr.

/s/ WILLIAM F. PAULSEN                              Co-Chairman of the Board of      March 23, 2000
--------------------------------------------------    Directors and Chief Executive
William F. Paulsen                                    Officer (Principal Executive
                                                      Officer)

/s/ STEVEN R. LEBLANC                               President, Chief Operating       March 23, 2000
--------------------------------------------------    Officer and Director
Steven R. LeBlanc                                     (Principal Operating Officer)
                                                      Chief Financial Officer and
                                                      Executive Vice President

/s/ MICHAEL L. SCHWARZ                              Chief Financial Officer and      March 23, 2000
--------------------------------------------------    Executive Vice President
Michael L. Schwarz                                    (Principal Financial Officer
                                                      and Principal Accounting
                                                      Officer)

/s/ HENRY H. FISHKIND                               Director                         March 23, 2000
--------------------------------------------------
Henry H. Fishkind

/s/ JAMES H. HANCE, JR                              Director                         March 23, 2000
--------------------------------------------------
James H. Hance, Jr.

/s/ NELSON SCHWAB, III                              Director                         March 23, 2000
--------------------------------------------------
Nelson Schwab, III

/s/ JAMES M. ALLWIN                                 Director                         March 23, 2000
--------------------------------------------------
James M. Allwin

                         INDEX TO FINANCIAL STATEMENTS

The following financial statements of the Operating Partnership required to be included in Item 14(a)(1) are listed below:

SUMMIT PROPERTIES PARTNERSHIP, L.P.

                                                                PAGE
                                                                ----

Independent Auditors' Report................................     52

Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................     53

Consolidated Statements of Earnings for the Years Ended
  December 31, 1999, 1998 and 1997..........................     54

Consolidated Statements of Partners' Equity for the Years
  Ended December 31, 1999, 1998
  and 1997..................................................     55

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998
  and 1997..................................................     56

Notes to Consolidated Financial Statements..................     57

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Unitholders
Summit Properties Partnership, L.P.
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Summit Properties Partnership, L.P. (the "Operating Partnership") as of December 31, 1999 and 1998, and the related consolidated statements of earnings, partners' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, in 1999 the Operating Partnership changed its method of accounting for carpet replacements.

DELOITTE & TOUCHE LLP

Charlotte, North Carolina
January 20, 2000

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
ASSETS
Real estate assets:
  Land and land improvements................................   $  174,615      $  169,374
  Buildings and improvements................................      893,179         836,054
  Furniture, fixtures and equipment.........................       68,437          63,963
                                                               ----------      ----------
                                                                1,136,231       1,069,391
  Less: accumulated depreciation............................     (129,620)       (115,128)
                                                               ----------      ----------
          Operating real estate assets......................    1,006,611         954,263
  Construction in progress..................................      148,587         137,145
                                                               ----------      ----------
          Net real estate assets............................    1,155,198       1,091,408
Cash and cash equivalents...................................        4,130           2,837
Restricted cash.............................................       40,080          91,981
Investments in Summit Management Company and real estate
  joint ventures............................................          583           1,330
Deferred financing costs, net...............................        6,657           7,538
Other assets................................................       11,132           3,973
                                                               ----------      ----------
          Total assets......................................   $1,217,780      $1,199,067
                                                               ==========      ==========
LIABILITIES AND PARTNERS' EQUITY
Liabilities:
  Notes payable.............................................   $  649,632      $  726,103
  Accrued interest payable..................................        7,018           6,806
  Accounts payable and accrued expenses.....................       25,626          32,745
  Distributions payable.....................................       12,984          12,713
  Security deposits and prepaid rents.......................        3,850           4,188
                                                               ----------      ----------
          Total liabilities.................................      699,110         782,555
                                                               ----------      ----------
Partners' common and preferred equity:
  Series B preferred units -- 3,400,000 issued and
     outstanding............................................       82,718              --
  Series C preferred units -- 2,200,000 issued and
     outstanding............................................       53,552              --
  Partnership common units -- issued and outstanding,
     30,811,188 and 32,242,074.
  General partner -- outstanding 308,112 and 322,421........        4,555           4,895
  Limited partners -- outstanding 30,503,076 and
     31,919,653.............................................      377,845         411,617
                                                               ----------      ----------
          Total partners' equity............................      518,670         416,512
                                                               ----------      ----------
          Total liabilities and partners' equity............   $1,217,780      $1,199,067
                                                               ==========      ==========

See notes to consolidated financial statements

                      SUMMIT PROPERTIES PARTNERSHIP, L. P.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 1999          1998          1997
                                                              ----------    ----------    ----------
Revenues:
  Rental....................................................  $  162,859    $  137,961    $  110,105
  Other property income.....................................      10,670         7,695         5,901
  Interest..................................................       3,030         1,064           392
  Other income..............................................         289           849           279
                                                              ----------    ----------    ----------
         Total revenues.....................................     176,848       147,569       116,677
                                                              ----------    ----------    ----------
Expenses:
  Property operating and maintenance:
    Personnel...............................................      12,796        11,350         9,278
    Advertising and promotion...............................       2,630         2,419         2,095
    Utilities...............................................       8,544         7,541         6,124
    Building repairs and maintenance........................       8,609         9,893         8,790
    Real estate taxes and insurance.........................      17,684        14,063        10,721
    Depreciation............................................      34,432        28,997        22,652
    Property supervision....................................       4,175         3,531         2,783
    Other operating expenses................................       2,880         2,753         2,241
                                                              ----------    ----------    ----------
                                                                  91,750        80,547        64,684
  Interest..................................................      38,274        33,506        21,959
  General and administrative................................       3,876         3,861         2,740
  Loss (income) on equity investments:
    Summit Management Company...............................         719           327          (274)
    Real estate joint ventures..............................        (104)            1            --
                                                              ----------    ----------    ----------
         Total expenses.....................................     134,515       118,242        89,109
                                                              ----------    ----------    ----------
Income before extraordinary items and gain on sale of real
  estate assets.............................................      42,333        29,327        27,568
  Gain on sale of real estate assets........................      17,427        37,148         4,366
                                                              ----------    ----------    ----------
Income before extraordinary items...........................      59,760        66,475        31,934
Extraordinary items.........................................          --          (594)           --
                                                              ----------    ----------    ----------
Net income..................................................      59,760        65,881        31,934
Dividends to Series B preferred unitholders.................      (5,120)           --            --
Dividends to Series C preferred unitholders.................      (1,578)           --            --
                                                              ----------    ----------    ----------
Income available to common unitholders......................      53,062        65,881        31,934
Income available to common unitholders allocated to general
  partner...................................................        (531)         (659)         (319)
                                                              ----------    ----------    ----------
Income available to common unitholders allocated to limited
  partners..................................................  $   52,531    $   65,222    $   31,615
                                                              ==========    ==========    ==========
Per unit data:
  Income before extraordinary items -- basic and diluted....  $     1.86    $     2.28    $     1.17
                                                              ==========    ==========    ==========
  Extraordinary items -- basic and diluted..................  $       --    $    (0.02)   $       --
                                                              ==========    ==========    ==========
  Net income -- basic and diluted...........................  $     1.86    $     2.26    $     1.17
                                                              ==========    ==========    ==========
  Dividends to Series B preferred unitholders -- basic and
    diluted.................................................  $    (0.16)   $       --    $       --
                                                              ==========    ==========    ==========
  Dividends to Series C preferred unitholders -- basic and
    diluted.................................................  $    (0.05)   $       --    $
                                                              ==========    ==========    ==========
  Income available to common unitholders -- basic and
    diluted.................................................  $     1.65    $     2.26    $     1.17
                                                              ==========    ==========    ==========
  Distributions declared....................................  $     1.67    $     1.63    $     1.59
                                                              ==========    ==========    ==========
  Weighted average units -- basic...........................  32,134,646    29,140,931    27,257,637
                                                              ==========    ==========    ==========
  Weighted average units -- diluted.........................  32,205,637    29,150,315    27,294,058
                                                              ==========    ==========    ==========

See notes to consolidated financial statements.

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                  SERIES B    SERIES C
                                                  PREFERRED   PREFERRED   GENERAL   LIMITED
                                                    UNITS       UNITS     PARTNER   PARTNERS    TOTAL
                                                  ---------   ---------   -------   --------   --------
Balance, December 31, 1996......................   $    --     $    --    $3,766    $299,650   $303,416
  Distributions to common unitholders...........                            (437)    (43,223)   (43,660)
  Contributions from Summit Properties related
     to:
     Proceeds from public offering..............                              68       6,744      6,812
     Proceeds from dividend and stock purchase
       plans....................................                              36       3,571      3,607
     Exercise of stock options..................                               9         842        851
     Costs of shelf registrations...............                              (6)       (610)      (616)
     Issuance of stock related to
       acquisitions.............................                              49       4,884      4,933
     Amortization of restricted stock grants....                               4         350        354
  Issuance of units related to property
     acquisitions...............................                              39       3,900      3,939
  Net income....................................                             319      31,615     31,934
                                                   -------     -------    ------    --------   --------
Balance, December 31, 1997......................        --          --     3,847     307,723    311,570
  Distributions to common unitholders...........                            (484)    (47,943)   (48,427)
  Contributions from Summit Properties related
     to:
     Proceeds from dividend and stock purchase
       plans....................................                             429      42,484     42,913
     Exercise of stock options..................                               8         833        841
     Issuance of stock related to
       acquisitions.............................                             373      36,970     37,343
     Amortization of restricted stock grants....                               4         436        440
  Issuance of units related to property
     acquisitions...............................                              84       8,343      8,427
  Issuance of employees notes receivable........                             (25)     (2,451)    (2,476)
  Net income....................................                             659      65,222     65,881
                                                   -------     -------    ------    --------   --------
Balance, December 31, 1998......................        --          --     4,895     411,617    416,512
  Distributions to common unitholders...........                            (534)    (52,897)   (53,431)
  Contributions from Summit Properties related
     to:
     Proceeds from dividend and stock purchase
       plans....................................                             153      15,188     15,341
     Exercise of stock options..................                               2         180        182
     Repurchase of common stock.................                            (475)    (47,051)   (47,526)
     Amortization of restricted stock grants....                               6         639        645
  Issuance of employee notes receivable.........                             (31)     (3,113)    (3,144)
  Repayments of employee notes receivable.......                               8         751        759
  Net proceeds from preferred units.............    82,718      53,552        --          --    136,270
  Distributions to preferred unitholders........                             (67)     (6,631)    (6,698)
  Net income....................................                             598      59,162     59,760
                                                   -------     -------    ------    --------   --------
Balance, December 31, 1999......................   $82,718     $53,552    $4,555    $377,845   $518,670
                                                   =======     =======    ======    ========   ========

See notes to consolidated financial statements.

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999       1998        1997
                                                              --------   ---------   ---------
Cash flows from operating activities:
  Net income................................................  $ 59,760   $  65,881   $  31,934
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Extraordinary items.....................................        --         594          --
    (Income) loss on equity method investments..............       615         328        (274)
    Gain on sale of real estate assets......................   (17,427)    (37,148)     (4,366)
    Depreciation and amortization...........................    35,304      30,163      23,897
    Decrease (increase) in restricted cash..................    (4,722)       (777)        941
    Increase in other assets................................      (685)       (504)       (162)
    Increase in notes receivable............................    (3,267)         --          --
    Increase in accrued interest payable....................       212       1,444       3,581
    Increase (decrease) in accounts payable and accrued
      expenses..............................................    (7,000)      3,823         517
    Increase (decrease) in security deposits and prepaid
      rents.................................................      (338)          4        (121)
                                                              --------   ---------   ---------
         Net cash provided by operating activities..........    62,452      63,808      55,947
                                                              --------   ---------   ---------
Cash flows from investing activities:
  Construction of real estate assets and land acquisitions,
    net of payables.........................................  (127,764)   (122,842)    (91,665)
  Purchase of Communities...................................        --    (124,846)    (78,870)
  Proceeds from sale of Communities.........................   110,873      44,245       9,209
  Capitalized interest......................................    (7,888)     (6,142)     (5,873)
  Recurring capital expenditures............................    (6,357)     (4,607)     (4,586)
  Non-recurring capital expenditures........................    (5,348)     (4,978)     (4,122)
                                                              --------   ---------   ---------
         Net cash used in investing activities..............   (36,484)   (219,170)   (175,907)
                                                              --------   ---------   ---------
Cash flows from financing activities:
  Net borrowings on line of credit..........................   (75,508)    131,252        (655)
  Net borrowings on unsecured bonds.........................    24,600      54,392     151,192
  Repayments of mortgage debt...............................    (5,136)    (27,391)     (3,852)
  Repayment of tax exempt bonds.............................    (1,155)     (1,050)     (1,010)
  Distributions to common unitholders.......................   (53,186)    (46,819)    (42,971)
  Distributions to Series B preferred unitholders...........    (5,121)         --          --
  Distributions to Series C preferred unitholders...........    (1,577)         --          --
  Increase in employee notes................................    (2,385)     (2,476)         --
  Net proceeds from Series B preferred units................    82,718          --          --
  Net proceeds from Series C preferred units................    53,552          --          --
  Contributions from (distributions to) Summit Properties
    related to:
    Proceeds from public offering...........................        --          --       6,812
    Proceeds from dividend and stock purchase plans.........    15,341      42,912       3,607
    Exercise of stock options...............................       182         842         851
    Costs of shelf registrations............................        --          --        (616)
    Repurchase of Summit Properties common stock............   (47,526)         --          --
    Increase (decrease) in advance proceeds of direct stock
      purchase plan.........................................    (9,474)      2,974       6,500
                                                              --------   ---------   ---------
         Net cash (used in) provided by financing
           activities.......................................   (24,675)    154,636     119,858
                                                              --------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........     1,293        (726)       (102)
Cash and cash equivalents, beginning of year................     2,837       3,563       3,665
                                                              --------   ---------   ---------
Cash and cash equivalents, end of year......................  $  4,130   $   2,837   $   3,563
                                                              ========   =========   =========
Supplemental disclosure of cash flow information -- Cash
  paid for interest, net of capitalized interest............  $ 37,070   $  31,106   $  17,321
                                                              ========   =========   =========

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

In June 1995, Summit Properties completed the sale of 4 million shares of Common Stock (the "1995 Offering"). In August 1996, Summit Properties completed the sale of 5.75 million shares of Common Stock (the "1996 Offering"). The net proceeds of $65.9 million and $97.6 million from the 1995 and 1996 Offerings, respectively, were contributed to the Operating Partnership in exchange for common units of limited partnership interest in the Operating Partnership ("Common Units"), and the Operating Partnership used the proceeds to repay mortgage debt and to fund current development projects.

Summit Properties conducts all of its business through the Operating Partnership and its subsidiaries. As of December 31, 1999, Summit Properties held 85.6% of the outstanding partnership interests of the Operating Partnership, consisting of a 1% general partner interest and an 84.6% limited partner interest. The Operating Partnership is obligated to redeem each Common Unit at the request of the holder for cash equal to the fair market value of one share of Summit Properties' common stock, par value $.01 per share ("Common Stock"), except that Summit Properties may elect to acquire each Common Unit presented for redemption for cash or one share of Common Stock. With each redemption of outstanding Common Units for Common Stock, Summit Properties percentage ownership interest in the Operating Partnership will increase. In addition, whenever Summit Properties issues shares of Common Stock, Summit Properties will contribute any new proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to Summit Properties.

Distributions to holders of Common Units are made to enable distributions to be made to Summit Properties' stockholders under Summit Properties dividend policy. Federal income tax laws require Summit Properties, as a REIT, to distribute 95% of its ordinary taxable income (90% effective for tax years beginning after December 31, 2000). The Operating Partnership makes distributions to Summit Properties to enable it to satisfy this requirement.

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

As a result of the Formation, the partners and owners of the entities comprising the Summit Entities either retained their existing ownership interests, received shares of Common Stock or received Common Units. Purchase accounting was applied to the acquisition of all non-controlled interests in which cash consideration was paid. The acquisition of all other interests was accounted for as a reorganization of entities under common control and, accordingly, was reflected at historical cost in a manner similar to that in pooling of interests accounting.

All significant intercompany accounts and transactions have been eliminated in consolidation.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REAL ESTATE ASSETS AND DEPRECIATION -- The Operating Partnership records its real estate assets at cost less accumulated depreciation and adjusts carrying value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets such as real estate assets be reviewed whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If the sum of the estimated future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset, an impairment loss must be recognized in the amount of the difference between book value and fair value. For long-term assets like apartment communities, the determination of whether there is an impairment loss is dependent primarily on the Operating Partnership's estimates on occupancy, rent and expense increases, which involves numerous assumptions and judgments as to future events over a period of many years. Assets to be disposed of are reported at the lower of carrying value or fair value less costs to sell. At December 31, 1999, the Operating Partnership did not hold any assets that meet the impairment criteria of SFAS No. 121. At December 31, 1999, the Operating Partnership had three apartment communities for sale with a net book value of approximately $13.8 million. The Operating Partnership does not anticipate incurring a loss on the sale of any individual apartment community. The three apartment communities held for sale represented approximately 2.0% of property operating income for the Operating Partnership for the year ended December 31, 1999.

Expenditures directly related to the acquisition, development and improvement of real estate assets are capitalized at cost as land, buildings and improvements. Improvements are categorized as either recurring capital expenditures or non-recurring capital expenditures. Non-recurring capital expenditures primarily consist of the cost of improvements such as new garages, water submeters and improvements made in conjunction with acquisitions and major renovations. All other improvements are deemed as recurring capital expenditures.

Ordinary repairs and maintenance, including interior painting, are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets (buildings -- 40 years; building improvements -- 5 to 15 years; land improvements -- 15 years; furniture, fixtures and equipment -- 5 to 7 years).

Effective January 1, 1999, the Operating Partnership implemented prospectively a new accounting policy whereby expenditures for carpet replacement are capitalized and depreciated over their estimated useful lives. Previously, the cost of carpet replacements had been expensed. The Operating Partnership believes that the newly adopted accounting policy is preferable as it is consistent with the standards and practices utilized by the majority of the Operating Partnership's peers and provides a better matching of expenses with the related benefit of the expenditure. The change in accounting policy is being treated as a change in accounting principle inseparable from a change in accounting estimate. The effect of this change for the year ended December 31, 1999 was a net increase in net income of $1.4 million, or $0.04 per basic and diluted Common Unit, respectively.

Interest costs incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. Interest capitalized was $7.9 million, $6.1 million and $5.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

A schedule of per Common Unit distributions paid by the Operating Partnership to be reported by the partners is set forth in the following table:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Ordinary income.............................................  $1.40    $1.34    $1.19
20% Long-term capital gain..................................   0.10       --       --
Unrecaptured Sec. 1250 gain.................................   0.07       --       --
Return of capital...........................................   0.10     0.29     0.40
                                                              -----    -----    -----
          Total Distribution per Common Unit................  $1.67    $1.63    $1.59
                                                              =====    =====    =====

Financial Accounting Standard No. 109, "Accounting for Income Taxes" requires a public enterprise to disclose the aggregate difference in the basis of its net assets for financial and tax reporting purposes. The carrying value reported in the Operating Partnership's consolidated financial statements exceeded the tax basis by approximately $90.6 million as of December 31, 1999 and 1998. The change between December 31, 1999 and 1998 was primarily due to financial depreciation exceeding tax depreciation by approximately $9.2 million offset by the carrying value exceeding the tax basis by $11.5 million for the Operating Partnership's 1999 Development communities and recurring capital expenditures and the carrying value exceeding the tax value by $2.4 million for the Operating Partnership's 1999 Disposition communities.

A reconciliation of net income as reported for financial reporting purposes for the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands):

                                                               1999        1998       1997
                                                              -------    --------    -------
Net income for financial reporting purposes.................  $59,760    $ 65,881    $31,934
Excess of financial reporting depreciation over tax
  depreciation..............................................    6,981       7,806      6,122
Excess of financial reporting gain on sale of property over
  tax gain..................................................   (9,960)    (37,148)    (4,365)
Basis difference in property improvements...................   (2,717)         66       (957)
Other.......................................................      404         677       (959)
                                                              -------    --------    -------
Taxable income of the Operating Partnership.................  $54,468    $ 37,282    $31,775
                                                              =======    ========    =======

PER UNIT DATA -- Basic earnings per Common Unit with respect to the Operating Partnership for the years ended December 31, 1999, 1998 and 1997 is computed based upon the weighted average number of Common Units outstanding during the period. The difference between "basic" and "diluted" weighted average Common Units is the dilutive effect of Summit Properties' stock options outstanding (70,991, 9,384 and 36,421 Common Units added to weighted Common Units outstanding in 1999, 1998 and 1997, respectively). Dilution caused by these options had no impact on earnings per Common Unit.

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

COMPREHENSIVE INCOME -- Comprehensive income is the same as net income for all periods presented.

NEW ACCOUNTING PRONOUNCEMENTS -- On January 1, 2001, the Operating Partnership is required to adopt Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Operating Partnership is currently assessing the impact, if any, that the adoption of SFAS 133 will have on the Operating Partnership's financial statements.

RECLASSIFICATIONS -- Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

4.  REAL ESTATE JOINT VENTURES

The Operating Partnership obtained a 25% interest in a joint venture named Station Hill, LLC, a North Carolina limited liability company ("Station Hill"), the membership of which is comprised of the Operating Partnership and Hollow Creek LLP, a wholly owned subsidiary of a major financial services company, in exchange for the contribution of two communities in December 1998. Station Hill also owns, and the Operating Partnership thereby holds a 25% interest in, five apartment communities that were previously 100% owned by the Operating Partnership. These five communities were sold by the Operating Partnership to Hollow Creek, LLC on December 16, 1998 and were concurrently contributed to Station Hill by Hollow Creek, LLC for a 75% joint venture interest (See Acquisitions and Dispositions -- Note 7). The seven communities are Summit Green, Summit Hill I & II, Summit Creek, Summit Hollow I & II and Summit Station. The Operating Partnership's initial investment in Station Hill was reduced to zero when the Operating Partnership eliminated the portion of the gain on disposal related to the percentage of joint venture ownership interest retained. Station Hill is accounted for on the equity method of accounting.

The Operating Partnership owns a 49% interest in each of three joint ventures ("Construction Projects"), each of which is developing an apartment community. All of the Construction Projects are under construction and two are in lease-up. The Construction Projects are accounted for under the equity method of accounting and, therefore, the operating results of the two Construction Projects in lease-up are presented in "Loss (income) on equity investments: Real estate joint ventures" in the consolidated statements of earnings. The construction costs are being funded primarily through separate construction loans to each joint venture from unrelated third parties equal to 100% of the construction costs. During the construction period, in lieu of equity contribution to each of the respective joint ventures, the Operating Partnership has under certain circumstances, subsequent to demand by the third party lenders, agreed to make contributions which would reduce the respective construction loan by an amount not to exceed 25% of the total construction loan amount. Any such contribution would be deemed to be all or a portion of the equity required to be contributed by the Operating Partnership to the respective joint venture at the end of the construction and lease-up period. The Operating Partnership has the right to purchase its joint venture partner's interest in each of the joint ventures for a period of six months after each project becomes stabilized. None of the Construction Projects have reached stabilization as of December 31, 1999 and the Operating Partnership has not made a determination about whether it will exercise any of its options. If the Operating Partnership does not exercise an option with respect to a joint venture, it will be required to make a capital contribution of 25% of that joint venture's total construction loan amount.

The following is a condensed balance sheet and income statement for Station Hill as of and for the year ended December 31, 1999 (in thousands). The balance sheet and income statement set forth below reflect the financial position and operations of Station Hill in its entirety, not only the Operating Partnership's respective interest therein. The balance sheet and income statement information for the Construction Projects is not material.

                                                             BALANCE SHEET
                                                             -------------
Cash and cash equivalents.................................      $ 1,764
Real estate assets, net, other than construction in
  progress................................................       89,214
Other assets..............................................          399
                                                                -------
          Total assets....................................      $91,377
                                                                =======
Mortgages payable.........................................      $69,460
Other liabilities.........................................          784
Partners' capital.........................................       21,133
                                                                -------
          Total liabilities and partners' capital.........      $91,377
                                                                =======

                                                            INCOME STATEMENT
                                                            ----------------
Revenues..................................................      $11,919
Expenses
  Property Operating......................................        4,323
  Depreciation and amortization...........................        3,031
  Interest................................................        4,677
                                                                -------
          Total expenses..................................       12,031
                                                                -------
          Net loss........................................      $  (112)
                                                                =======

5.  PROPERTY MANAGEMENT AND RELATED PARTY TRANSACTIONS

In conjunction with the Formation, construction, management and leasing activities for third parties were transferred to the Management Company.

The Management Company also provides property management services to the Operating Partnership's Communities. Total fees for management services provided to the Operating Partnership's Communities were $5.0 million, $3.9 million and $3.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

In addition, the Management Company provides management services to apartment communities in which executive officers and certain directors of Summit Properties are general partners. The Management Company received management fees of approximately $239,000, $233,000 and $214,000 for the performance of such services for the years ended December 31, 1999, 1998 and 1997, respectively.

Construction Company revenue consists of fees on contracts with the Operating Partnership. Revenue from construction contracts with the Operating Partnership was $1.8 million, $1.1 million and $1.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Construction Company's profits on these contracts are eliminated in consolidation against the Operating Partnership's investment in real estate. The Operating Partnership had $13.3 million and $5.7 million payable to the Construction Company as of December 31, 1999 and 1998, respectively. This amount is included in "Accounts payable and accrued expenses" in the accompanying consolidated balance sheets. Also included in the accompanying consolidated balance sheets under the caption "Other assets" is a receivable from the Construction Company of $3.3 million as a result of construction advances.

The Operating Partnership's investment in the Management Company as of December 31, 1999 and 1998, reported on the equity method, includes the amounts shown below. The Operating Partnership's investment in the Management Company is not considered material to the consolidated financial statements of the Operating Partnership taken as a whole (in thousands):

                                                               1999      1998
                                                              -------   -------
Equity investment...........................................  $  (900)  $   111
Note receivable.............................................    2,500     2,500
Deferred gain on sale of third party contract rights........   (1,031)   (1,281)
                                                              -------   -------
                                                              $   569   $ 1,330
                                                              =======   =======

The consolidated statement of earnings of the Management Company and its wholly owned subsidiary, the Construction Company, are summarized below (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
Revenue.....................................................  $8,853   $6,396   $6,102
Expenses:
  Operating.................................................   8,699    5,893    5,039
  Depreciation..............................................     284      244      185
  Amortization..............................................     289      286      304
  Interest..................................................     300      300      300
                                                              ------   ------   ------
          Total expenses....................................   9,572    6,723    5,828
                                                              ------   ------   ------
          Net income (loss) of Summit Management Company....  $ (719)  $ (327)  $  274
                                                              ======   ======   ======

6.  NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                           INTEREST      PRINCIPAL OUTSTANDING
                                                          RATE AS OF          DECEMBER 31,
                                                         DECEMBER 31,    ----------------------
                                                             1999          1999         1998
                                                         -------------   ---------    ---------
FIXED RATE DEBT
  Secured Debt:
  Mortgage Loan......................................        6.24%       $143,740     $146,740
  Mortgage Loan......................................        8.00%          8,375        8,470
                                                           6.75% --
  Mortgage Notes.....................................        9.80%        111,081      115,443
  Tax-exempt Mortgage Note...........................        6.95%          4,048        9,148
                                                                         --------     --------
          Total Secured Fixed Rate Debt..............                     267,244      279,801
  Unsecured Debt:
  6.71% Medium Term Notes due 2000...................        6.71%         25,000       25,000
  6.75% Medium Term Notes due 2001...................        6.75%         30,000       30,000
  7.59% Medium Term Notes due 2009...................        7.59%         25,000           --
  6.80% Notes due 2002...............................        6.80%         25,000       25,000
  6.63% Notes due 2003...............................        6.63%         30,000       30,000
  6.95% Notes due 2004...............................        6.95%         50,000       50,000
  7.20% Notes due 2007...............................        7.20%         50,000       50,000
  Bank Note due 2000.................................        7.61%         15,000       15,000
  Bank Note due 2002.................................        7.85%         16,000       16,000
          Total Unsecured Fixed Rate Debt............                     266,000      241,000
                                                                         --------     --------
          Total Fixed Rate Debt......................                     533,244      520,801
                                                                         --------     --------
VARIABLE RATE DEBT
  Unsecured Credit Facility..........................     LIBOR + 90       78,000      153,500
  Tax Exempt Bonds...................................        6.90%         38,388       51,802
                                                                         --------     --------
          Total Variable Rate Debt...................                     116,388      205,302
                                                                         --------     --------
          Total Outstanding Indebtedness.............                    $649,632     $726,103
                                                                         ========     ========

The one-month London Interbank Offered Rate (LIBOR) at December 31, 1999 was 5.82%.

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

The 8.00% Mortgage Loan requires monthly principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity in September 2005.

MORTGAGE NOTES -- The Mortgage Notes bear interest at fixed rates ranging from 6.75% to 9.80% and require monthly interest and principal payments over the life of the notes which range from the year 2002 to 2029. The weighted average interest rate and debt maturity at December 31, 1999 for these nine Mortgage Notes were 7.19% and 7.0 years, respectively.

TAX EXEMPT MORTGAGE NOTE -- The Tax Exempt Mortgage Note bears interest at a fixed rate of 6.95% and requires monthly interest and principal payments over the life of the note which matures November 2025.

MEDIUM-TERM NOTES -- On May 29, 1998, the Operating Partnership established a program for the sale by the Operating Partnership of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). The Operating Partnership issued Medium-Term Notes with an aggregate principal amount of $80 million in connection with the MTN Program as follows: (i) on July 28, 1998, the Operating Partnership sold $30 million of notes which are due on July 30, 2001 and bear interest at 6.75% per year; (ii) on October 5, 1998, the Operating Partnership sold $25 million of notes which are due on October 5, 2000 and bear interest at 6.71% per year; and (iii) on March 18, 1999, the Operating Partnership sold $25 million of notes which are due on March 16, 2009 and bear interest at 7.59% per year. In July 1999, Summit Properties and the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission, pursuant to which the Operating Partnership may issue debt securities with an aggregate public offering price of up to $250 million. The Operating Partnership intends to establish a new, similar program for the sale of Medium-Term Notes by the Operating Partnership under such registration statement, pursuant to which the Operating Partnership may issue Medium-Term Notes from time to time in the future subject to certain market conditions and other factors.

UNSECURED NOTES -- The unsecured notes consist of $25.0 million of notes due 2002, $30.0 million of notes due 2003, $50.0 million of notes due 2004 and $50.0 million of notes due 2007 (collectively, the "Unsecured Notes"). The Unsecured Notes require semi-annual interest payments until the end of the respective terms.

UNSECURED BANK NOTES -- The unsecured bank notes consist of a $16.0 million note due 2002 and a $15.0 million note due 2000 (collectively, the "Unsecured Bank Notes"). The Unsecured Bank Notes require quarterly interest only payments until the end of the respective terms.

UNSECURED CREDIT FACILITY -- In March 1998, the Operating Partnership obtained a new syndicated unsecured line of credit (the "Unsecured Credit Facility") in the amount of $175 million which replaced the existing $150 million credit facility. The Unsecured Credit Facility was increased in December 1998 to $200 million. The Unsecured Credit Facility provides funds for new development, acquisitions and general working capital purposes. The Unsecured Credit Facility has a three year term with two one-year extension options and bears interest at LIBOR + 90 basis points based upon the Operating Partnership's current credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The interest rate will be reduced in the event of an upgrade of the Operating Partnership's unsecured credit rating. The Unsecured Credit Facility is repayable monthly on an interest only basis with principal due at maturity. The Operating Partnership's credit facility had an average interest rate and average balance outstanding during the years ended December 31, 1999, 1998 and 1997 of 6.06%, 6.67%, 6.73% and $99.2 million, $98.0 million and $53.9 million, respectively. In addition, the maximum outstanding during 1999, 1998 and 1997 was $176.0 million, $175.0 million and $121.9 million, respectively.

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

The Unsecured Credit Facility requires the Operating Partnership to comply with certain affirmative and negative covenants including the following requirements:
(i) Summit Properties maintain its qualification as a REIT; (ii) the Operating Partnership maintain a ratio of EBITDA (as defined therein) to fixed charges (as defined therein) of not less that 1.75 to 1; (iii) dividends not exceed 90% of funds from operations (as defined therein); (iv) the Operating Partnership maintain a ratio of total funded debt (as defined therein) to implied capitalization value (as defined therein) of less than .55 to 1; and (v) the Operating Partnership maintain a ratio of unencumbered asset value (as defined therein) to unsecured debt of less than 1.75 to 1. In addition, the Unsecured Notes and the Unsecured Bank Notes require the Operating Partnership to comply with certain affirmative and negative covenants including the following requirements: (i) the ratio of unencumbered assets (as defined therein) to unsecured debt equal or exceed 150%; (ii) the ratio of debt to assets (as defined therein) not exceed 60%; and (iii) secured debt not exceed 40% of assets (as defined therein). The Operating Partnership was in compliance with these covenants at December 31, 1999.

VARIABLE RATE TAX EXEMPT BONDS -- The average effective interest rate of the Variable Rate Tax Exempt Bonds was 4.85% for the year ended December 31, 1999. These bonds bear interest at various rates set by a remarketing agent at the demand note index plus 0.50%, set weekly, or the lowest percentage of prime which allows the resale at a price of par. The bonds contain covenants which require that the Operating Partnership lease or hold for lease 20% (or 25% under certain state or local requirements) of the apartment homes for moderate-income residents. The bonds require maintenance of letters of credit or surety bonds (credit enhancements) aggregating to $39.5 million at December 31, 1999. The credit enhancements on three of the four tax exempt bonds ($30.1 million of debt and $31 million of letters of credit) provide for a principal amortization schedule which approximates a 25-year term during the term of the credit enhancement.

Real estate assets with a net book value of $410.3 million serve as collateral for the various debt agreements.

The aggregate maturities of all debt for each of the years ending December 31 are as follows (in thousands):

                                    FIXED RATE   FIXED RATE   FIXED RATE   TAX EXEMPT   UNSECURED
                                     MORTGAGE     MORTGAGE    UNSECURED     VARIABLE     CREDIT
                                      LOANS        NOTES        NOTES      RATE BONDS   FACILITY     TOTAL
                                    ----------   ----------   ----------   ----------   ---------   --------
2000..............................   $  3,293     $  2,044     $ 40,000     $ 1,160      $    --    $ 46,497
2001..............................      3,340        2,198       30,000       1,160       78,000     114,698
2002..............................      3,531       10,395       41,000       1,260           --      56,186
2003..............................      3,779        2,385       30,000       1,260           --      37,424
2004..............................      4,043        2,554       50,000       1,260           --      57,857
Thereafter........................    134,129       95,553       75,000      32,288           --     336,970
                                     --------     --------     --------     -------      -------    --------
                                     $152,115     $115,129     $266,000     $38,388      $78,000    $649,632
                                     ========     ========     ========     =======      =======    ========

EXTRAORDINARY ITEMS -- The extraordinary items in the year ended December 31, 1998 resulted from the write-off of deferred financing cost in connection with the replacement by the Operating Partnership of its prior credit facility with the Unsecured Credit Facility and prepayment penalties on six mortgage notes which were repaid during the period.

7.  ACQUISITIONS AND DISPOSITIONS

During the year ended December 31, 1999, the Operating Partnership sold seven communities comprising 1,518 apartment homes for approximately $76.0 million, resulting in a gain on sale of approximately $17.4 million. Net proceeds of $54.4 million, were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. The communities sold were Summit Hampton, Summit Oak, Summit Beacon Ridge, Summit Perico, Summit McIntosh, Summit Heron's Run and Summit East Ridge (referred to herein using former community names). In the event that the proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company level tax may be incurred.

During the year ended December 31, 1999 the Operating Partnership acquired no communities.

The Operating Partnership completed the acquisition of three communities located in Atlanta, Georgia in 1998: Summit St. Clair, purchased effective March 1, 1998, Summit Club at Dunwoody, purchased effective May 22, 1998, and Summit Lenox, purchased effective July 8, 1998 (the "Atlanta Acquisitions"). The Atlanta Acquisitions added a total of 1,093 apartment homes to the Operating Partnership's portfolio at an aggregate purchase price of $88.3 million. The Atlanta Acquisitions were financed with the issuance of 259,871 Common Units (valued at $5.2 million) and the assumption of $8.8 million of mortgage debt. The balance of the purchase price was paid in cash.

In individual property transactions, the Operating Partnership sold three communities for $48.9 million (formerly known as Summit Providence on May 8, 1998, Summit Springs on October 23, 1998 and Summit Old Town on November 2,
1998). The total gain on sale recognized for these three disposition transactions was $17.0 million.

On December 16, 1998, the Operating Partnership (i) sold five communities (the "Sold Communities") to Hollow Creek, LLC, a newly-formed North Carolina limited liability company for approximately $68 million and (ii) contributed two communities with an approximate value of $22 million (together with the Sold Communities, the "Joint Venture Communities") to Station Hill. On the same date, Hollow Creek, LLC contributed the Sold Communities to Station Hill. Station Hill is a joint venture limited liability company, the membership of which is comprised of the Operating Partnership and a wholly owned subsidiary of a major financial services company (the "Joint Venture Member"). The disposition was effected pursuant to a Real Estate Sale Agreement dated November 20, 1998 between the Operating Partnership and the Joint Venture Member and pursuant to the Operating Agreement of Station Hill, also dated November 20, 1998. The Operating Partnership's net contribution to Station Hill (approximately $5.6 million) represents a 25 percent equity interest in Station Hill. In addition, the Operating Partnership is the managing member of Station Hill and will also retain management of the Joint Venture Communities through a management agreement with Station Hill. The cash flow of Station Hill will be distributed pro rata to each member based on its equity contribution until certain economic benchmarks are achieved, at which point the Operating Partnership will receive an escalated portion of the cash flow and residual interest. Station Hill has obtained five separate mortgages totaling $70.15 million from Fannie Mae. These mortgages have a ten-year maturity and a 6.70% interest rate. The proceeds of the mortgages were distributed on a pro rata basis to Station Hill's two members. The Joint Venture Communities involved in the transaction were Summit Green, Summit Hollow I and II and Summit Creek in Charlotte, North Carolina; Summit Hill I and II in Raleigh, North Carolina; and Summit Station in Tampa, Florida. The Joint Venture Communities include 1,433 apartment homes. The Operating Partnership recognized a gain of approximately $20.2 million on the disposition. The gain is net of $5.6 million elimination of gain relative to the Operating Partnership's retained portion of the joint venture. The elimination of the gain reduced the Operating Partnership's investment in the joint venture to zero at the initial joint venture formation.

Proceeds from the sale of Summit Springs, Summit Old Town and the Sold Communities were put in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. These proceeds were used to fund future developments.

On November 4, 1998, the Operating Partnership acquired a portfolio of multifamily properties in Texas (the "Ewing Portfolio") through a merger with Ewing Industries, a private developer of luxury apartment homes. The Ewing Portfolio consists of 2,465 apartment homes in seven communities located in Dallas, Austin and San Antonio. The acquisition of the Ewing Portfolio was effected pursuant to an Agreement and Plan of Reorganization dated as of October 31, 1998 (the "Merger Agreement") among Summit Properties, affiliates of Summit Properties including the Operating Partnership, Ewing Industries, Inc., an Ohio corporation ("Ewing Industries"), affiliates of Ewing, and their respective partners, shareholders and members (together with Ewing Industries, "Ewing"). Pursuant to the Merger Agreement, the acquisition was funded through (i) the issuance to Ewing of 1,008,988 shares of Common Stock and 141,921 Common Units, valued at $20.7 million in the aggregate, (ii) the assumption of $84.0 million in long-term fixed-rate mortgage indebtedness, (iii) the payment of $50.6 million in cash and (iv) receipt of $3.8 million of credit for customary prorations and reserves. A portion of the consideration was deferred until stabilization of one community (Summit Las Palmas) which was in lease-up at the time of the acquisition of the Ewing Portfolio. The Summit Las Palmas purchase closed on December 31, 1998 with the additional consideration of (i) 1,027,771 shares of Common Stock and 36,124 Common Units valued at $29.2 million in the aggregate and (ii) cash in the amount of approximately $600,000.

The following summary of selected unaudited pro forma results of operations presents information as if the Atlanta Acquisitions and the Ewing Portfolio purchase (except Summit Las Palmas) had occurred as of January 1, 1998 for the 1998 pro forma information. Pro forma information for 1998 excludes Las Palmas as it was in construction and lease-up and had insignificant operations. Pro forma information for the year ended December 31, 1997 presents information as if the Summit Lenox and the Ewing Portfolio acquisitions (except for Summit Las Palmas) had occurred as of January 1, 1997. Pro forma information for 1997 has not been presented for Summit St. Clair, Summit Club at Dunwoody and Summit Las Palmas as they were under construction during the period and had insignificant operations. The pro forma information for the year ended December 31, 1998 and 1997 is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (dollars in thousands except per Common Unit amounts):

                                                              YEAR ENDED DECEMBER
                                                                      31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Net revenues................................................  $166,308   $140,570
Income before extraordinary items...........................    62,765     27,032
Net income..................................................    62,171     27,032
Earnings per Common Unit:
  Income before extraordinary items.........................      2.11       0.97
  Net income................................................      2.09       0.97

During the year ended December 31, 1997, the Operating Partnership completed the acquisition of five communities: Summit Portofino, purchased on January 6, 1997:
Summit Mayfaire, purchased on January 15, 1997: Summit Sand Lake purchased on February 20, 1997: Summit Windsor II, purchased on July 18, 1997: and Summit Fair Oaks, purchased on December 31, 1997 (the "1997 Acquisitions"). The 1997 Acquisitions added a total of 1,434 apartment homes to the Operating Partnership's portfolio. The total purchase price for the 1997 Acquisitions was $104.5 million which consisted of $15.2 million in assumed debt, 243,608 Common Units (valued at $4.9 million) issued to Summit Properties in exchange for Summit Properties issuing 243,608 shares of Common Stock to the seller, 194,495 Common Units (valued at $3.9 million) issued to the seller and $78.9 million of cash. Concurrently with the purchase of Summit Portofino, Summit Properties sold 315,029 shares of Common Stock to the public for cash. Summit Properties contributed the proceeds of these sales of Common Stock to the Operating Partnership in exchange for Common Units. The proceeds were then used to fund a portion of the purchase. The Summit Windsor II purchase was partially funded by the proceeds from the sale of a property formerly known as Summit Charleston in May, 1997. The property formerly known as Summit Charleston was sold for $9.5 million and a gain on the sale of approximately $4.4 million was recognized.

8.  NOTES RECEIVABLE FROM EMPLOYEES

On September 8, 1997, the Board of Directors of Summit Properties approved a Statement of Company Policy, which has subsequently been amended and restated by the Board from time to time, on loans to executive officers and certain key employees relating to purchases of Common Stock (as amended through December 31, 1999, the "Loan Program"). Pursuant to the Loan Program, Summit Properties may lend amounts to certain of Summit Properties' executive officers and certain of its key employees for one or more of the following purposes: (i) to finance the purchase of Common Stock of Summit Properties on the open market at the then-current market prices; (ii) to finance an executive officer's or key employee's payment of the exercise price of one or more stock options to purchase shares of Common Stock granted to such employees under Summit Properties' 1994 Stock Option and Incentive Plan, as amended and restated (the "1994 Stock Plan"); or (iii) to finance the annual tax liability of certain executive officers related to the vesting of shares of Common Stock which constitute a portion of a restricted stock award granted to such employees under the 1994 Stock Option Plan. Unless otherwise determined on a case-by-case basis by the Board of Directors or the Compensation Committee thereof, the maximum aggregate amount Summit Properties may loan to an executive officer is $500,000, and the maximum aggregate amount Summit

Properties may loan to a qualified employee other than an executive officer is $200,000. Shares of Common Stock which are the subject of a loan serve as collateral for the notes until the notes have been paid in full. Each note bears interest at the applicable federal rate, as established by the Internal Revenue Service, in effect on the date of the note. The notes are payable through the application to the outstanding loan balance of all dividends and distributions related to the collateral stock, first to interest, with the remainder, if any, to outstanding principal. Each note becomes due and payable in full on the tenth anniversary of the respective note. As of December 31, 1999, Summit Properties had loans receivable in the net amount of $4,861,000.

9.  COMMITMENTS AND CONTINGENCIES

The estimated cost to complete eleven development projects currently under construction was approximately $127.8 million at December 31, 1999. Anticipated construction completion dates of the projects range from the first quarter of 2000 to the third quarter of 2001.

The Operating Partnership rents office space in several locations. Rental expense for the years ended December 31, 1999, 1998 and 1997 amounted to $170,000, $121,000 and $101,000, respectively ($481,000 in 1999, $406,000 in
1998 and $347,000 in 1997 including amounts recorded by the Management Company). Future minimum rental payments for the years 2000 through 2003 for those operating leases (including those of the Management Company) that have initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

YEARS ENDED DECEMBER 31:
------------------------
       2000.................................................  $546
       2001.................................................   185
       2002.................................................   100
       2003.................................................    77
                                                              ----
                                                              $908
                                                              ====

10.  EMPLOYEE BENEFIT PLANS

PROFIT SHARING PLAN

The employees of Summit Properties, the Operating Partnership and its subsidiaries (the "Summit Employees") are participants in Summit Properties' defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code which covers all employees with one year or greater service. The Operating Partnership's contributions are equal to one-half of each employee's contribution up to a maximum of 3% of each employee's compensation. Aggregate contributions of approximately $306,000, $242,000 and $217,000 were made for the years ended December 31, 1999, 1998 and 1997, respectively.

STOCK OPTION PLAN

In 1994, Summit Properties established the 1994 Stock Option and Incentive Plan (the "Incentive Plan") under which 1,000,000 shares of Summit Properties' Common Stock were reserved for issuance. The Incentive Plan was amended and restated in 1998 to, among other things, increase the number of shares reserved for issuance thereunder from 1,000,000 to 3,000,000 shares. The Incentive Plan provides that the option price shall not be less than the fair market value of the shares at the date of grant. The options have ten-year lives and vest in three or five annual installments on the anniversaries of the date of grant, except for shares granted to independent directors of Summit Properties, which vest on the date of grant. The Operating Partnership applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for its stock options.

A summary of changes in common stock options for the three years ended December 31, 1999 is as follows:

                                                                             WEIGHTED AVERAGE
                                                               OPTIONS        EXERCISE PRICE
                                                              ---------      ----------------
Outstanding at December 31, 1996............................    498,646           $18.60
Year ended December 31, 1997
---------------------------------
  Exercised.................................................    (45,900)           18.55
  Forfeited.................................................    (36,350)           17.74
                                                              ---------
     Outstanding at December 31, 1997.......................    416,396            18.86
Year ended December 31, 1998
---------------------------------
  Granted to employees and directors........................    191,000            19.19
  Exercised.................................................    (45,000)           19.00
  Forfeited.................................................    (15,000)           19.03
                                                              ---------
     Outstanding at December 31, 1998.......................    547,396            18.80
Year ended December 31, 1999
---------------------------------
  Granted to employees and directors........................    841,000            17.12
  Exercised.................................................    (10,625)           17.91
  Forfeited.................................................    (27,500)           16.62
                                                              ---------
     Outstanding at December 31, 1999.......................  1,350,271            17.81
                                                              =========

Exercise prices for options outstanding as of December 31, 1999 ranged from $16.50 to $20.75. The weighted average remaining contractual life of those options is 8.2 years.

As of December 31, 1999, 1998 and 1997, options to purchase 556,979, 369,528 and 359,218 shares, respectively, of Common Stock were exercisable. The weighted average exercise price for the shares exercisable as of December 31, 1999, 1998 and 1997 was $18.33, $18.84 and $18.86, respectively.

The estimated weighted average fair value of options granted was $1.83 per share in 1999 and $2.18 per share in 1998 (none granted in 1997). Had compensation cost for the Operating Partnership's stock options been determined based on the fair value at the grant dates, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Operating Partnership's net income and net income per share for the years ended December 31, 1999 and 1998 would have been as follows (dollars in thousands except per unit amounts):

                                                               1999         1998
                                                              -------      -------
Net income as reported......................................  $59,760      $65,881
Net income per common unit -- basic and diluted as
  reported..................................................     1.86         2.28
Pro forma net income........................................   58,219       65,464
Pro forma net income per common unit -- basic and diluted...     1.81         2.24

The fair value of options granted in 1999 was estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions: dividend yields ranging from 8.39% to 10.10%, expected volatility of 20%, risk free interest rates ranging from 4.7% to 6.1%, and expected lives of ten years.

The fair value of options granted during 1998 was estimated on the date of grant using the Binomial option-pricing model with the following weighted average assumptions: dividend yield of 9.3%, expected volatility of 20%, risk free interest rate of 6.0%, and expected lives of ten years.

In addition, the Incentive Plan provides for the grant of stock to Summit Employees. Summit Properties granted 17,669 shares of restricted stock under the Incentive Plan in 1999. The market value of the restricted stock totaled $304,000, which was recorded as unamortized restricted stock compensation. Unearned compensation is being amortized to expense over the five year vesting period. Restricted stock of 8,372 shares with a market value of $162,000 was granted in the year ended December 31, 1998. Restricted stock of 26,528 shares with a market value of $546,000 was granted in the year ended December 31, 1997. The Operating

Partnership recognized $365,000, $314,000 and $292,000 of expense in the statement of earnings in the years ended December 31, 1999, 1998 and 1997, respectively, relative to the stock grants.

PERFORMANCE STOCK AWARD PLAN

In January 1998, Summit Properties agreed to award key Summit Employees certain amounts of Common Stock under Summit Properties' Performance Stock Award Plan. The amount of Common Stock to be granted to the key Summit Employees is based upon Summit Properties' average annual return (share appreciation and distributions) from the date of the award to the third anniversary of the award. The number of shares to be granted under the Performance Stock Award Plan ranges from none (in the event Summit Properties achieves less than a 11% average annual return) to 147,713 (in the event Summit Properties achieves a 15% or greater annual return). The starting Common Stock price for the purposes of calculating appreciation was $21.375 ($19.87 for one key employee) and represents fair market value at the date of award. Since the attainment of the minimum performance target that would result in shares being granted is not considered probable at December 31, 1999, no compensation cost has been recorded.

EMPLOYEE STOCK PURCHASE PLAN

In 1996, Summit Properties established a non-qualified employee stock purchase plan. From 1996 through 1999, the plan allowed Summit Employees to purchase up to $100,000 (with certain executive officers limited to $25,000) per year of Summit Properties' Common Stock. In December 1999, the plan was amended to decrease the maximum annual purchase amount by a participant from $100,000 to $25,000. The price of the shares of the Common Stock purchased will be the lesser of 85 percent of the closing price of such shares either on (a) the first day of each six month purchase period, or (b) the last day of each six month purchase period. Total shares issued under the plan in 1999, 1998 and 1997 were 144,513, 65,541 and 62,117 with a market value of $2.7 million, $1.3 million and $1.3 million, respectively. The Company applies APB Opinion 25 and related Interpretations in accounting for its Employee Stock Purchase Plan and, accordingly, no compensation cost is required to be recognized for such plan. An additional 34,455 shares with a market value of $616,000 were issued in January 2000 under the plan.

11.  DIVIDEND REINVESTMENT AND DIRECT STOCK PURCHASE PLAN

In November 1997, Summit Properties replaced its existing dividend reinvestment plan with a new dividend reinvestment and direct stock purchase plan ("the Plan"). The Plan provides both new investors and existing shareholders of Summit Properties' stock (including Common Stock and other classes of outstanding stock) with a method to purchase shares of Common Stock under the Stock Purchase Program of the Plan. The Plan also permits shareholders to designate all, a portion or none of the cash dividends on their newly purchased Common Stock and cash dividends on their existing stock for reinvestment in more shares of Common Stock through the Dividend Reinvestment Program of the Plan. With respect to reinvested dividends and optional cash payments, shares of Common Stock will be purchased for the Plan at a discount ranging from 0% to 5% (established by Summit Properties from time to time) from the market price, as more fully described in the Prospectus relating to the Plan. Common Stock will be purchased by the Plan's Agent (First Union National Bank) directly from Summit Properties or in open market or privately negotiated transactions, as determined from time to time by Summit Properties, to fulfill requirements for the Plan. At present, Summit Properties expects that shares usually will be purchased directly from Summit Properties. On December 31, 1998, Summit Properties received $9.5 million under the optional cash component of the plan for shares to be issued January 2, 1999. These proceeds are included in accounts payable and accrued expenses at December 31, 1998. Summit Properties received no amounts on December 31, 1999 related to the optional cash component of the Plan.

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

The Operating Partnership reports as a single business segment with activities related to the operation, development and acquisition of "Class A" luxury apartments primarily in the southeastern, southwestern, midwestern and mid-atlantic United States. The Operating Partnership develops apartments solely for its own use and does not perform development activities for third parties.

13.  PRIVATE PLACEMENT OF PREFERRED UNITS

On April 29, 1999, the Operating Partnership completed a private placement of
3.4 million of its 8.95% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") to two institutional investors at a price of $25.00 per unit. The net proceeds of approximately $83 million were used to repay amounts outstanding under the Operating Partnership's unsecured credit facility. The Series B Preferred Units may be exchanged by the holders into shares of 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock of Summit Properties ("Series B Preferred Shares") on a one-for-one basis. Holders of the Series B Preferred Units may exercise their exchange right (a) at any time on or after April 29, 2009, (b) at any time if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series B Preferred Units for federal income tax purposes. The Operating Partnership may redeem the Series B Preferred Units at any time on or after April 29, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. In lieu of cash, the Operating Partnership may elect to deliver Series B Preferred Shares on a one-for-one basis, plus an amount equal to all accumulated, accrued and unpaid distributions or dividends. The Series B Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of Summit Properties or the Operating Partnership. Distributions on the Series B Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per annum of the $25.00 original capital contribution. The Operating Partnership paid holders of the Series B Preferred Units distributions in the aggregate amount of approximately $5.1 million during 1999.

On September 3, 1999, the Operating Partnership completed a private placement of
2.2 million of its 8.75% Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Preferred Units") to an institutional investor at a price of $25.00 per unit. The net proceeds of approximately $54 million were used to repay amounts outstanding under the Operating Partnership's unsecured credit facility. The Series C Preferred Units may be exchanged by the holder into shares of 8.75% Series C Cumulative Redeemable Perpetual Preferred Stock of Summit Properties ("Series C Preferred Shares") on a one-for-one basis. The holder of the Series C Preferred Units may exercise its exchange right (a) at any time on or after September 3, 2009, (b) at any time if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series C Preferred Units for federal income tax purposes, or (d) at any time that such institutional investor's holdings in the Operating Partnership exceed 18% of the total profits of or capital interests in the Operating Partnership for a taxable year. The Operating Partnership may redeem the Series C Preferred Units at any time on or after September 3, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. The Series C Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Operating Partnership or the Operating Partnership. Distributions on the Series C Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per annum of the $25.00 original capital contribution. The Operating Partnership paid the holder of the Series C Preferred Units distributions in the aggregate amount of approximately $1.5 million during 1999.

14.  COMMON STOCK REPURCHASE PROGRAM

On May 11, 1999, the Board of Directors of Summit Properties authorized a common stock repurchase program pursuant to which Summit Properties is authorized to purchase up to an aggregate of $50 million of outstanding Common Stock. All repurchases have been and will be made on the open market at prevailing prices. This authority may be exercised from time to time and in such amounts as market conditions warrant. During the year ended December 31, 1999, Summit Properties repurchased 2,414,300 shares of Common Stock for an aggregate purchase price, including commissions, of approximately $47.5 million and at an average price of $19.67 per share.

15.  SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 1999, 1998 and 1997 are as follows:

     A. The Operating Partnership sold seven communities during the year ended December 31, 1999. The respective purchasers of three of the communities assumed the related outstanding debt balances associated with such communities of $19.7 million.

     B. The Operating Partnership purchased the Atlanta Acquisitions and the Ewing Portfolio by issuing 2.5 million Common Units, assuming mortgage notes, assuming certain liabilities and the payment of cash. The recording of the purchases is summarized as follows (in thousands):

      Fixed Assets................................................  $267,991
      Restricted Cash.............................................     1,713
      Current liabilities assumed.................................    (6,327)
      Mortgage notes assumed......................................   (92,761)
      Value of Units issued.......................................   (45,770)
                                                                    --------
        Cash invested.............................................  $124,846
                                                                    ========

     C. In the year ended December 31, 1997, the Operating Partnership purchased five communities (Summit Mayfaire, Summit Portofino, Summit Sand Lake, Summit Windsor II and Summit Fair Oaks). The Operating Partnership completed the purchase of the five communities by assuming debt, issuing 438,103 Common Units, assuming certain liabilities and current assets, and the payment of cash. The recording of the purchases is summarized as follows (in thousands):

      Fixed Assets................................................  $104,469
      Current Assets..............................................        30
      Debt Assumed................................................   (15,226)
      Current liabilities assumed.................................    (1,531)
      Value of Operating Partnership Units issued.................    (8,872)
                                                                    --------
        Cash invested.............................................  $ 78,870
                                                                    ========

     D. Summit Properties granted 17,669 (net of 6,828 shares forfeited), 8,372 and 26,528 shares of restricted stock in 1999, 1998 and 1997 valued at $304,000, $162,000 and $546,000, respectively, to Summit Employees.

     E. The Operating Partnership accrued a distribution payable of $13.0 million, $12.7 million and $11.0 million at December 31, 1999, 1998 and 1997, respectively.

16.  FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively re-valued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

Cash and cash equivalents, rents receivable, accounts payable, accrued expenses, security deposits, other liabilities, tax-exempt bond indebtedness and the credit facility are carried at amounts which reasonably approximate their fair values at December 31, 1999 and 1998 due to either the short-term nature or variable interest rates associated with such balances.

Fixed rate mortgage debt and fixed rate unsecured notes with a carrying value of $533.2 million have an estimated aggregate fair value of approximately $501.3 million at December 31, 1999. Fixed rate mortgage debt and unsecured notes with a carrying value of $520.9 million have an estimated aggregate fair value of approximately $521.0 million at December 31, 1998. Rates currently available to the Operating Partnership for debt with similar terms and maturities were used to estimate the fair value of this debt.

The fair market value of long-term fixed rate debt is subject to changes in interest rates. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Operating Partnership's total fixed rate long-term debt at December 31, 1999 was $501.3 million. Fair values were determined from quoted market prices, where available, and from information received from investment advisors using current interest rates considering credit ratings and remaining terms to maturity.

While the Operating Partnership has historically had limited involvement with derivative financial instruments, the Operating Partnership may utilize such instruments in certain situations to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. The Operating Partnership does not utilize derivative financial instruments for trading or speculative purposes. On September 16, 1999, the Operating Partnership entered into an interest rate swap agreement with a notional amount of $30 million, relating to $30 million of notes issued by the Operating Partnership under the MTN Program which carry a fixed interest rate of 6.625% per annum (the "Fixed Rate"). Under the interest rate swap agreement, through the maturity date of such notes of December 15, 2003, (i) the Operating Partnership has agreed to pay to the counterparty the interest on a $30 million notional amount at a floating interest rate of LIBOR plus 11 basis points (the "Floating Rate"), and (ii) the counterparty has agreed to pay to the Operating Partnership the interest on the same notional amount at the Fixed Rate. The Floating Rate at December 31, 1999 was 6.23%. Under the interest rate swap agreement, an increase in LIBOR will increase the amount of interest that the Operating Partnership will be required to pay, and a decrease in LIBOR will decrease the amount of interest that the Operating Partnership will be required to pay. The fair value of the interest rate swap was $445,000 at December 31, 1999.

17.  GEOGRAPHIC CONCENTRATION

The Operating Partnership's Communities are concentrated in six major markets as follows:

                                                              NUMBER OF        % OF          % OF
MARKET                                                     APARTMENT HOMES   PORTFOLIO   1999 REVENUES
------                                                     ---------------   ---------   -------------
Washington D.C...........................................       2,658            15%           16%
Atlanta, GA..............................................       2,302            13%           13%
South Florida............................................       2,019            11%           13%
Charlotte, NC............................................       1,980            11%           11%
Raleigh, NC..............................................       1,720            10%            9%
Dallas, TX...............................................       1,359             8%            8%
Other....................................................       5,635            32%           30%
                                                               ------           ---           ---
                                                               17,673           100%          100%
                                                               ======           ===           ===

18.  REAL ESTATE AND ACCUMULATED DEPRECIATION

Real estate and accumulated depreciation by apartment community consisted of the following at December 31, 1999 (dollars in thousands):

                                                                                              GROSS AMOUNT AT WHICH
                                                INITIAL COSTS             COSTS            CARRIED AT CLOSE OF PERIOD
                                          --------------------------   CAPITALIZED   ---------------------------------------
                                                        BUILDINGS      SUBSEQUENT                  BUILDINGS
                             RELATED                       AND             TO                         AND
       APARTMENTS          ENCUMBRANCES     LAND     IMPROVEMENTS(6)   ACQUISITION     LAND     IMPROVEMENTS(6)    TOTAL(1)
       ----------          ------------   --------   ---------------   -----------   --------   ---------------   ----------
Summit Arboretum.........    $19,915      $  4,080      $ 24,403        $    166     $  4,080      $ 24,569       $   28,649
Summit Arbors............                      780         5,066             535          780         5,601            6,381
Summit Aventura..........                    6,367                        25,618        6,368        25,617           31,985
Summit Ballantyne I......                    2,060                        13,959        2,008        14,011           16,019
Summit Ballantyne II.....                    1,268                         9,412        1,339         9,341           10,680
Summit Belcourt..........      9,552         3,600        16,788             102        3,600        16,890           20,490
Summit Belmont...........         (4)          974                        11,287          984        11,277           12,261
Summit Blue Ash..........         (2)        2,033                        12,040        2,169        11,904           14,073
Summit Breckenridge......                      812                        12,406          812        12,406           13,218
Summit Buena Vista.......     25,393         4,670        30,499             321        4,670        30,820           35,490
Summit Camino Real.......                    3,640        22,210             127        3,640        22,337           25,977
Summit Club at Dunwoody..                    2,934        24,510              75        2,934        24,585           27,519
Summit Creekside.........                      414         3,614             515          414         4,129            4,543
Summit Crossing..........      4,048           768         5,174             376          768         5,550            6,318
Summit Del Ray...........         (2)        3,120                        15,615        5,402        13,333           18,735
Summit Doral.............                    3,099                        20,432        3,133        20,398           23,531
Summit Eastchester.......                      912         4,699             432          912         5,131            6,043
Summit Fair Lakes I......                    6,646                        26,388        6,668        26,366           33,034
Summit Fair Lakes II.....                    2,875                        12,506        2,894        12,487           15,381
Summit Fair Oaks.........                    4,356        17,215             367        4,356        17,582           21,938
Summit Fairview..........                      404                         5,411          537         5,278            5,815
Summit Fairways..........                    2,819                        15,233        2,819        15,233           18,052
Summit Foxcroft..........      2,594           925         3,797             636          925         4,433            5,358
Summit Gateway...........         (4)        1,738                        11,064        2,256        10,546           12,802
Summit Glen..............         (2)        3,652                        13,156        3,693        13,115           16,808
Summit Governor's
  Village................                    1,622                        15,293        1,640        15,275           16,915
Summit Highland..........         (2)        1,374                         6,438        1,374         6,438            7,812
Summit Lake I............                    1,712                        18,504        1,712        18,504           20,216
Summit Lake II...........                      770                         9,299          794         9,275           10,069
Summit Las Palmas........                    4,480        25,504             188        4,480        25,692           30,172
Summit at Lenox..........                   10,800        22,997             231       10,800        23,228           34,028
Summit Lofts.............                    1,800         7,337             899        1,800         8,236           10,036
Summit Mayfaire..........                      936         8,897              50          936         8,947            9,883
Summit Meadow............         (2)        2,313                         8,815        2,539         8,589           11,128
Summit New Albany........                    2,693                        21,207        2,715        21,185           23,900
Summit Norcroft I........         (2)        1,072                         8,105        1,226         7,951            9,177
Summit Norcroft II.......         (2)          381                         2,678          409         2,650            3,059
Summit On the River......         (2)        3,212                        21,135        3,212        21,135           24,347
Summit Palm Lake.........         (2)        4,949                        17,081        5,084        16,946           22,030


                                                                    DEPRECIABLE
                           ACCUMULATED      DATE OF        DATE        LIVES
       APARTMENTS          DEPRECIATION   CONSTRUCTION   ACQUIRED      YEARS
       ----------          ------------   ------------   --------   -----------
Summit Arboretum.........   $    (949)           1996(5)  11/98     5-40 years
Summit Arbors............      (1,049)           1986(5)   5/95     5-40 years
Summit Aventura..........      (3,490)     6/94-12/95     12/93     5-40 years
Summit Ballantyne I......        (818)     7/96-12/97     12/95     5-40 years
Summit Ballantyne II.....        (545)     8/97-12/98     12/95     5-40 years
Summit Belcourt..........        (623)           1994(5)  11/98     5-40 years
Summit Belmont...........      (4,620)      1/86-5/87      1/86     5-40 years
Summit Blue Ash..........      (3,161)      1/92-5/92      1/91     5-40 years
Summit Breckenridge......      (5,123)      7/85-5/87      6/85     5-40 years
Summit Buena Vista.......      (1,132)           1996(5)  11/98     5-40 years
Summit Camino Real.......        (818)           1998(5)  11/98     5-40 years
Summit Club at Dunwoody..      (1,207)           1997(5)   5/98     5-40 years
Summit Creekside.........        (829)           1981(5)   5/95     5-40 years
Summit Crossing..........      (1,091)           1985(5)   5/95     5-40 years
Summit Del Ray...........      (3,567)      1/92-2/93      1/92     5-40 years
Summit Doral.............        (449)    12/97-11/99     12/96     5-40 years
Summit Eastchester.......      (1,130)           1981(5)   5/95     5-40 years
Summit Fair Lakes I......        (915)     6/97-12/98     12/96     5-40 years
Summit Fair Lakes II.....        (179)      7/98-8/99     12/96     5-40 years
Summit Fair Oaks.........      (1,360)           1990(5)  12/97     5-40 years
Summit Fairview..........      (2,466)      3/82-3/83      3/82     5-40 years
Summit Fairways..........      (1,712)     9/95-12/96      8/95     5-40 years
Summit Foxcroft..........        (949)           1979(5)   5/95     5-40 years
Summit Gateway...........      (3,996)      1/86-1/87     12/85     5-40 years
Summit Glen..............      (3,398)      5/90-8/92      4/90     5-40 years
Summit Governor's
  Village................        (608)     8/97-12/98      7/97     5-40 years
Summit Highland..........      (2,830)      3/86-1/87     11/85     5-40 years
Summit Lake I............      (1,170)      9/96-5/98      4/96     5-40 years
Summit Lake II...........        (192)      5/98-1/99      4/96     5-40 years
Summit Las Palmas........        (814)           1998(5)  12/98     5-40 years
Summit at Lenox..........      (1,329)           1965(5)   7/98     5-40 years
Summit Lofts.............      (2,158)           1990(5)  10/94     5-40 years
Summit Mayfaire..........        (882)           1995(5)   1/97     5-40 years
Summit Meadow............      (2,835)      8/89-8/90      2/89     5-40 years
Summit New Albany........        (820)     5/97-12/98     11/96     5-40 years
Summit Norcroft I........      (1,820)      2/90-3/91     12/89     5-40 years
Summit Norcroft II.......        (607)     3/97-11/97      8/96     5-40 years
Summit On the River......      (2,090)      8/95-6/97     10/94     5-40 years
Summit Palm Lake.........      (4,909)      3/90-2/92      1/90     5-40 years

                                                                                              GROSS AMOUNT AT WHICH
                                                INITIAL COSTS             COSTS            CARRIED AT CLOSE OF PERIOD
                                          --------------------------   CAPITALIZED   ---------------------------------------
                                                        BUILDINGS      SUBSEQUENT                  BUILDINGS
                             RELATED                       AND             TO                         AND
       APARTMENTS          ENCUMBRANCES     LAND     IMPROVEMENTS(6)   ACQUISITION     LAND     IMPROVEMENTS(6)    TOTAL(1)
       ----------          ------------   --------   ---------------   -----------   --------   ---------------   ----------
Summit Park..............                    1,680                        11,448        1,921        11,207           13,128
Summit Pike Creek........         (4)        1,132                        12,930        1,259        12,803           14,062
Summit Plantation I......                    3,428        18,485             171        3,794        18,290           22,084
Summit Plantation II.....                    4,012                        17,206        3,645        17,573           21,218
Summit Portofino.........                    3,864        24,504             315        3,864        24,819           28,683
Summit Radbourne.........      8,405         1,395        12,607             961        1,395        13,568           14,963
Summit Reston............                    5,434        26,255             827        5,434        27,082           32,516
Summit River Crossing....                    2,562                        17,024        2,636        16,950           19,586
Summit Russett...........                    3,995                        19,285        3,995        19,285           23,280
Summit Sand Lake.........     14,348         4,160        22,979             372        4,160        23,351           27,511
Summit Sedgebrook I......                    1,696                        14,778        1,730        14,744           16,474
Summit Sedgebrook II.....                      696                         6,728          731         6,693            7,424
Summit Sherwood..........      3,244         1,102         4,863             343        1,106         5,202            6,308
Summit Simsbury..........         (3)          650         4,570             550          650         5,120            5,770
Summit Square............         (2)        2,757                        15,953        3,775        14,935           18,710
Summit St. Clair.........         (2)        3,024        24,040             105        3,024        24,145           27,169
Summit Stonefield........                    3,541                        16,381        3,576        16,346           19,922
Summit Stony Point.......         (4)        1,638        13,041             649        1,638        13,690           15,328
Summit Touchstone........         (3)          766         5,568             385          766         5,953            6,719
Summit Turtle Cove.......     16,806         3,480        19,775             173        3,480        19,948           23,428
Summit Turtle Rock.......     10,824         2,500        14,074             108        2,500        14,182           16,682
Summit Village...........         (2)        3,212                        14,260        3,653        13,819           17,472
Summit Walk..............                      568           237           5,662          983         5,484            6,467
Summit Waterford.........         (2)        1,568                        14,885        1,949        14,504           16,453
Summit Westwood..........                    1,989                        22,532        2,042        22,479           24,521
Summit Windsor...........         (2)          644                         6,946          967         6,623            7,590
Summit Windsor II........         (2)        3,060        14,497             111        3,060        14,608           17,668
                                          --------      --------        --------     --------      --------       ----------
Total....................                 $167,613      $428,205        $539,190     $174,615      $960,393       $1,135,008
                                          ========      ========        ========     ========      ========       ==========


                                                                    DEPRECIABLE
                           ACCUMULATED      DATE OF        DATE        LIVES
       APARTMENTS          DEPRECIATION   CONSTRUCTION   ACQUIRED      YEARS
       ----------          ------------   ------------   --------   -----------
Summit Park..............      (4,102)      4/88-4/89      1/88     5-40 years
Summit Pike Creek........      (4,483)     11/86-2/88      4/86     5-40 years
Summit Plantation I......      (1,751)      1/94-7/95      4/96     5-40 years
Summit Plantation II.....      (1,682)    10/96-11/97      9/96     5-40 years
Summit Portofino.........      (2,376)           1995(5)   1/97     5-40 years
Summit Radbourne.........      (2,067)           1991(5)   5/95     5-40 years
Summit Reston............      (5,939)           1987(5)   4/94     5-40 years
Summit River Crossing....      (2,119)      3/95-9/96     10/94     5-40 years
Summit Russett...........      (1,586)      7/95-9/97     11/94     5-40 years
Summit Sand Lake.........      (2,452)           1995(5)   2/97     5-40 years
Summit Sedgebrook I......      (1,030)     6/96-12/97      1/96     5-40 years
Summit Sedgebrook II.....        (139)      7/98-5/99      1/96     5-40 years
Summit Sherwood..........      (1,104)           1968(5)   5/95     5-40 years
Summit Simsbury..........        (983)           1985(5)   5/95     5-40 years
Summit Square............      (4,581)      3/89-8/90      2/89     5-40 years
Summit St. Clair.........      (1,366)           1997(5)   3/98     5-40 years
Summit Stonefield........      (1,128)      6/96-3/98      3/96     5-40 years
Summit Stony Point.......      (3,249)           1986(5)   2/94     5-40 years
Summit Touchstone........      (1,130)           1986(5)   5/95     5-40 years
Summit Turtle Cove.......        (757)           1996(5)  11/98     5-40 years
Summit Turtle Rock.......        (559)           1995(5)  11/98     5-40 years
Summit Village...........      (4,360)      9/89-1/91      8/89     5-40 years
Summit Walk..............      (1,252)      4/92-2/93      4/92     5-40 years
Summit Waterford.........      (4,654)      1/89-6/90     11/88     5-40 years
Summit Westwood..........        (566)     10/97-5/99      9/97     5-40 years
Summit Windsor...........      (2,897)      8/88-8/89      3/95     5-40 years
Summit Windsor II........        (851)           1988(5)   7/97     5-40 years
                            ---------
Total....................   $(127,803)
                            =========

(1) The aggregate cost for federal income tax purposes at December 31, 1999 is $1.0 billion.
(2) Encumbered by fixed rate mortgages of $143.7 million.
(3) Encumbered by fixed rate mortgage of $8.4 million.
(4) Collateral for $39.5 million of letters of credit which serve as collateral for $38.4 million in tax exempt bonds.
(5) Property purchased by Operating Partnership. Date reflects date construction completed.
(6) Includes furniture, fixtures and equipment.

A summary of activity for real estate assets and accumulated depreciation is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                             1999          1998         1997
                                                          ----------    ----------    --------
REAL ESTATE ASSETS(1):
Balance at beginning of year............................  $1,068,435    $  830,068    $618,102
                                                          ----------    ----------    --------
  Acquisitions..........................................          --       267,991     104,469
  Improvements..........................................      10,565         9,804       9,823
  Developments..........................................     130,433        74,559     104,897
  Disposition of property...............................     (74,425)     (113,987)     (7,223)
                                                          ----------    ----------    --------
                                                              66,573       238,367     211,966
                                                          ----------    ----------    --------
Balance at end of year..................................  $1,135,008    $1,068,435    $830,068
                                                          ==========    ==========    ========
ACCUMULATED DEPRECATION(1):
Balance at beginning of year............................  $  114,196    $  105,313    $ 85,031
  Depreciation..........................................      33,547        28,733      22,610
  Disposition of property...............................     (19,940)      (19,850)     (2,328)
                                                          ----------    ----------    --------
Balance at end of year..................................  $  127,803    $  114,196    $105,313
                                                          ==========    ==========    ========

---------------

(1) Includes only apartment communities and does not include fixed assets used in property development, construction and management of apartment communities.

19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years 1999 and 1998 is as follows (in thousands except per unit data):

                                                                YEAR ENDED DECEMBER 31, 1999
                                                            -------------------------------------
                                                             FIRST    SECOND     THIRD    FOURTH
                                                            -------   -------   -------   -------
Revenues..................................................  $43,149   $44,557   $45,010   $44,132
Income before gain on sale of real estate assets..........    8,999    10,200    11,112    12,022
Gain on sale of real estate assets........................       --     6,307     2,487     8,633
Net Income................................................    8,999    16,507    13,599    20,655
Dividends to preferred unitholders........................       --    (1,317)   (2,276)   (3,105)
Income available to common unitholders....................    8,999    15,190    11,323    17,550
Income available to common unitholders per unit -- basic
  and diluted.............................................     0.27      0.46      0.36      0.56

                                                                YEAR ENDED DECEMBER 31, 1998
                                                            -------------------------------------
                                                             FIRST    SECOND     THIRD    FOURTH
                                                            -------   -------   -------   -------
Revenues..................................................  $33,239   $34,571   $38,256   $41,503
Income before gain on sale of real estate assets and
  extraordinary items.....................................    6,892     7,137     7,892     7,406
Gain on sale of real estate assets........................       --     8,731        --    28,417
Extraordinary items.......................................     (185)       --        --      (409)
Net income................................................    6,707    15,868     7,892    35,414
Income per unit:
  Income before extraordinary items -- basic..............     0.25      0.55      0.27      1.19
  Income before extraordinary items -- diluted............     0.24      0.55      0.27      1.19
  Net income -- basic and diluted.........................     0.24      0.55      0.27      1.17