Form 10-Q
period 2000-06-30
SUMMIT PROPERTIES PARTNERSHIP L P
filed 2000-08-11
CIK 1034235

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

      [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934
                          For the quarterly period ended June 30, 2000
                                               OR
      [  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____________ to ____________.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.
                                     INDEX

                                                                        PAGE
                                                                        ----
PART I    FINANCIAL INFORMATION
Item 1    Financial Statements
          Consolidated Balance Sheets as of June 30, 2000 and December
            31, 1999 (Unaudited)......................................    3
          Consolidated Statements of Earnings for the three and six
            months ended June 30, 2000 and 1999 (Unaudited)...........    4
          Consolidated Statement of Partners' Equity for the six
            months ended June 30, 2000 (Unaudited)....................    5
          Consolidated Statements of Cash Flows for the six months
            ended June 30, 2000 and 1999 (Unaudited)..................    6
          Notes to Consolidated Financial Statements (Unaudited)......    7
Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   13
Item 3    Quantitative and Qualitative Disclosures about Market
            Risk......................................................   25
PART II   OTHER INFORMATION
Item 2    Changes in Securities.......................................   26
Item 4    Submission of Matters to a Vote of Security Holders.........   26
Item 6    Exhibits and Reports on Form 8-K............................   26
          Signatures..................................................   28

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
ASSETS
Real estate assets:
  Land and land improvements................................  $  182,471    $  174,615
  Buildings and improvements................................     939,410       893,179
  Furniture, fixtures and equipment.........................      72,585        68,437
                                                              ----------    ----------
                                                               1,194,466     1,136,231
  Less: accumulated depreciation............................    (144,570)     (129,620)
                                                              ----------    ----------
          Operating real estate assets......................   1,049,896     1,006,611
  Construction in progress..................................     151,130       148,587
                                                              ----------    ----------
          Net real estate assets............................   1,201,026     1,155,198
Cash and cash equivalents...................................       2,951         4,130
Restricted cash.............................................      17,705        40,080
Investments in Summit Management Company and real estate
  joint ventures............................................       1,145           583
Deferred financing costs, net...............................       6,708         6,657
Mortgages receivable........................................       8,652            --
Other assets................................................       7,962        11,132
                                                              ----------    ----------
          Total assets......................................  $1,246,149    $1,217,780
                                                              ==========    ==========
LIABILITIES AND PARTNERS' EQUITY
Liabilities:
  Notes payable.............................................  $  691,375    $  649,632
  Accounts payable and accrued expenses.....................      27,653        25,626
  Distributions payable.....................................      13,338        12,984
  Accrued interest payable..................................       7,088         7,018
  Security deposits and prepaid rents.......................       3,900         3,850
                                                              ----------    ----------
          Total liabilities.................................     743,354       699,110
                                                              ----------    ----------
Partners' common and preferred equity:
  Series B preferred units- 3,400,000 issued and
     outstanding............................................      82,717        82,718
  Series C preferred units- 2,200,000 issued and
     outstanding............................................      53,552        53,552
  Partnership common units issued and outstanding 30,522,940 and 30,811,188
     General partner -- outstanding 305,229 and 308,112.....       4,396         4,554
     Limited partners -- outstanding 30,217,711 and
      30,503,076............................................     362,130       377,846
                                                              ----------    ----------
          Total partners' equity............................     502,795       518,670
                                                              ----------    ----------
          Total liabilities and partners' common and
            preferred equity................................  $1,246,149    $1,217,780
                                                              ==========    ==========

See notes to consolidated financial statements.

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                JUNE 30,                    JUNE 30,
                                                        -------------------------   -------------------------
                                                           2000          1999          2000          1999
                                                        -----------   -----------   -----------   -----------
Revenues:
  Rental..............................................  $    42,362   $    41,001   $    83,604   $    80,814
  Other property income...............................        3,236         2,683         6,113         4,926
  Interest............................................          664           799         1,738         1,833
  Other income........................................          166            74           314           133
                                                        -----------   -----------   -----------   -----------
         Total revenues...............................       46,428        44,557        91,769        87,706
                                                        -----------   -----------   -----------   -----------
Expenses:
  Property operating and maintenance:
    Personnel.........................................        3,263         3,359         6,119         6,433
    Advertising and promotion.........................          641           644         1,248         1,250
    Utilities.........................................        2,025         2,061         4,136         4,127
    Building repairs and maintenance..................        2,161         2,157         4,112         4,122
    Real estate taxes and insurance...................        4,562         4,553         9,303         9,031
    Depreciation......................................        9,384         8,604        18,284        16,857
    Property supervision..............................        1,156         1,057         2,458         2,045
    Other operating expenses..........................          686           690         1,361         1,509
                                                        -----------   -----------   -----------   -----------
                                                             23,878        23,125        47,021        45,374
  Interest............................................        9,491         9,721        18,455        19,975
  Amortization........................................          227           252           475           495
  General and administrative..........................        1,022           962         1,962         2,042
  Loss on equity investments:
    Summit Management Company.........................          240           292           562           609
    Real estate joint ventures........................          195             5           149            13
                                                        -----------   -----------   -----------   -----------
         Total expenses...............................       35,053        34,357        68,624        68,508
                                                        -----------   -----------   -----------   -----------
  Income before gain on sale of real estate assets....       11,375        10,200        23,145        19,198
  Gain on sale of real estate assets..................        5,446         6,307         7,886         6,307
                                                        -----------   -----------   -----------   -----------
Net income............................................       16,821        16,507        31,031        25,505
Distributions to Series B preferred unitholders.......       (1,902)       (1,317)       (3,804)       (1,317)
Distributions to Series C preferred unitholders.......       (1,203)           --        (2,406)           --
                                                        -----------   -----------   -----------   -----------
Income available to common unitholders................       13,716        15,190        24,821        24,188
Income available to common unitholders allocated to
  general partner.....................................         (137)         (152)         (248)         (242)
                                                        -----------   -----------   -----------   -----------
Income available to common unitholders allocated to
  limited partners....................................  $    13,579   $    15,038   $    24,573   $    23,946
                                                        ===========   ===========   ===========   ===========
Per unit data:
  Net income -- basic and diluted.....................  $      0.55   $      0.50   $      1.01   $      0.78
                                                        ===========   ===========   ===========   ===========
  Distributions to Series B preferred
    unitholders -- basic and diluted..................  $     (0.06)  $     (0.04)  $     (0.12)  $     (0.04)
                                                        ===========   ===========   ===========   ===========
  Distributions to Series C preferred
    unitholders -- basic and diluted..................  $     (0.04)  $        --   $     (0.08)  $        --
                                                        ===========   ===========   ===========   ===========
  Income available to common unitholders -- basic and
    diluted...........................................  $      0.45   $      0.46   $      0.81   $      0.74
                                                        ===========   ===========   ===========   ===========
  Distributions declared..............................  $      0.44   $      0.42   $      0.88   $      0.84
                                                        ===========   ===========   ===========   ===========
  Weighted average units -- basic.....................   30,531,837    32,820,366    30,668,869    32,792,151
                                                        ===========   ===========   ===========   ===========
  Weighted average units -- diluted...................   30,696,803    32,856,145    30,787,712    32,813,134
                                                        ===========   ===========   ===========   ===========

See notes to consolidated financial statements.

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                 SERIES B    SERIES C
                                                 PREFERRED   PREFERRED   GENERAL    LIMITED
                                                   UNITS       UNITS     PARTNER    PARTNERS     TOTAL
                                                 ---------   ---------   --------   --------   ---------
Balance, December 31, 1999.....................   $82,718     $53,552     $4,555    $377,845   $ 518,670
  Distributions to common unitholders..........                             (267)    (26,434)   (26,7012)
  Contributions from Summit Properties related
     to:
     Proceeds from dividend reinvestment and
       stock purchase plans....................                               19       1,924       1,943
     Exercise of stock options.................                                3         301         304
     Repurchase of common stock................                              (69)     (6,878)     (6,947)
     Repurchase of common units................                              (18)     (1,743)     (1,761)
     Amortization of restricted stock grants...                                5         476         481
     Net down stock grants.....................                               (1)       (106)       (107)
  Issuance of employee notes receivable........                              (84)     (8,354)     (8,438)
  Repayments of employee notes receivable......                                5         526         531
  Net proceeds from preferred units............        (1)                    --          --          (1)
  Distributions to preferred unitholders.......                              (62)     (6,148)     (6,210)
  Net income...................................                              310      30,721      31,031
                                                  -------     -------     ------    --------   ---------
Balance, June 30, 2000.........................   $82,717     $53,552     $4,396    $362,130   $ 502,795
                                                  =======     =======     ======    ========   =========

See notes to consolidated financial statements

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net income................................................  $ 31,031   $ 25,505
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Loss on equity method investments......................       711        622
     Gain on sale of real estate assets.....................    (7,886)    (6,307)
     Depreciation and amortization..........................    19,198     17,245
     Increase in restricted cash............................    (1,872)    (3,220)
     Decrease in other assets...............................      (861)      (404)
     Increase in accrued interest payable...................        70         70
     Decrease in accounts payable and accrued expenses......      (871)    (5,896)
     Decrease in security deposits and prepaid rents........        70        145
                                                              --------   --------
          Net cash provided by operating activities.........    39,590     27,760
                                                              --------   --------
Cash flows from investing activities:
  Construction of real estate assets and land acquisitions,
     net of payables........................................   (67,363)   (65,063)
  Proceeds from sale of communities.........................    46,349     79,103
  Capitalized interest......................................    (4,643)    (3,476)
  Recurring capital expenditures............................    (2,515)    (3,191)
  Non-recurring capital expenditures........................    (1,338)    (2,286)
  Increase in mortgages receivable..........................    (5,384)        --
                                                              --------   --------
          Net cash (used in) provided by investing
           activities.......................................   (34,894)     5,087
                                                              --------   --------
Cash flows from financing activities:
  Net repayments on line of credit..........................        (9)   (98,508)
  Net (repayments) borrowings on unsecured bonds............      (166)    24,748
  Proceeds from issuance of mortgage debt...................    47,924
  Repayments of mortgage debt...............................    (5,893)    (2,539)
  Repayments of tax exempt bonds............................      (745)      (540)
  Distributions to common unitholders.......................   (26,408)   (26,656)
  Distributions to Series B preferred unitholders...........    (3,804)    (1,317)
  Distributions to Series C preferred unitholders...........    (2,406)        --
  Increase in employee notes receivable.....................    (8,438)    (2,295)
  Repayments of employee notes receivable...................       531        202
  Net proceeds from Series B preferred units................        --     82,870
  Contributions from Summit Properties related to:
     Proceeds from dividend reinvestment and stock purchase
      plans.................................................     1,943     11,633
     Exercise of stock options..............................       304         79
     Repurchase of Summit Properties common stock...........    (6,947)   (10,501)
     Repurchase of common units in Operating Partnership....    (1,761)        --
     Decrease in advance proceeds of direct stock purchase
      plan..................................................        --     (9,474)
                                                              --------   --------
          Net cash (used in) financing activities...........    (5,875)   (32,298)
                                                              --------   --------
Net (decrease) increase in cash and cash equivalents........    (1,179)       549
Cash and cash equivalents, beginning of period..............     4,130      2,837
                                                              --------   --------
Cash and cash equivalents, end of period....................  $  2,951   $  3,386
                                                              ========   ========
Supplemental disclosure of cash flow information -- Cash
  paid for interest, net of capitalized interest............  $ 18,385   $ 19,905
                                                              ========   ========

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the management of Summit Properties Partnership, L.P. (the "Operating Partnership") in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership's December 31, 1999 audited financial statements and notes thereto included in the Operating Partnership's Annual Report on Form 10-K.

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

BUSINESS SEGMENTS -- The Operating Partnership reports as a single business segment with activities related to the operation, development and acquisition of "Class A" luxury apartments located primarily in the southeastern, southwestern and mid-atlantic United States. The Operating Partnership develops apartments solely for its own use and does not perform development activities for third parties.

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

The Operating Partnership owns a 49% interest in each of three joint ventures ("Joint Venture Projects"), each of which is developing an apartment community. The Operating Partnership's joint venture partner is the same for all three Joint Venture Projects. One of the Joint Venture Projects is under construction and two are complete and became stabilized during the second quarter 2000. The Joint Venture Projects are accounted for

SUMMIT PROPERTIES PARTNERSHIP, L.P.

--------------------------------------------------------------------------------

under the equity method of accounting and, therefore, the operating results of the two Joint Venture Projects which became stabilized are presented in "Loss on equity investments: Real estate joint ventures" in the Operating Partnership's consolidated statements of earnings. The construction costs have been funded through separate loans to each joint venture from unrelated third parties equal to 100% of the construction costs. During the construction period, in lieu of equity contributions to each of the respective joint ventures, the Operating Partnership has under certain circumstances, subsequent to demand by the third party lenders, agreed to make contributions which would reduce the respective construction loans by an amount not to exceed 25% of the total construction loan amount. Any such contribution would be deemed to be all or a portion of the equity required to be contributed by the Operating Partnership to the respective joint venture at the end of the construction and lease-up period. The Operating Partnership has the right to purchase its joint venture partner's interest in each of the joint ventures for a period of six months after the applicable project becomes stabilized. If the Operating Partnership does not exercise its option with respect to a Joint Venture Project, it will be required to make a capital contribution of 25% of that project's total construction loan amount, as such capital contribution may have been previously reduced as described above. On August 1, 2000, the Operating Partnership exercised its option to purchase its joint venture partner's interest in each of the two stabilized Joint Venture Projects, Summit Shiloh (182 apartment homes) and Summit Sweetwater (308 apartment homes), for an aggregate purchase price of $36 million. The acquisition was primarily financed with the issuance of 96,455 common units of limited partnership interest ("Common Units") in the Operating Partnership, and the payment of $33.7 million in cash.

The following is a condensed balance sheet and income statement for Station Hill as of and for the six months ended June 30, 2000 (in thousands). The balance sheet and income statement set forth below reflect the financial position and operations of Station Hill in its entirety, not only the Operating Partnership's interest therein. The balance sheet and income statement information for the Construction Projects is not material.

                                                                BALANCE SHEET
                                                              ------------------
                                                                   JUNE 30,
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
Net real estate assets......................................  $88,049    $90,320
Cash and cash equivalents...................................    2,051      1,906
Other assets................................................      445        462
                                                              -------    -------
          Total assets......................................  $90,545    $92,688
                                                              =======    =======
Mortgages payable...........................................  $69,066    $69,842
Other liabilities...........................................    1,247      1,281
Partners' capital...........................................   20,232     21,565
          Total liabilities and partners' capital...........  $90,545    $92,688
                                                              =======    =======

                                                              INCOME STATEMENT
                                                              -----------------
                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                                2000      1999
                                                              --------   ------
Revenues....................................................   $6,110    $5,863
Expenses:
  Property operating........................................    2,174     2,064
  Interest..................................................    2,340     2,345
  Depreciation and amortization.............................    1,480     1,488
                                                               ------    ------
          Total expenses....................................    5,994     5,897
                                                               ------    ------
          Net income (loss).................................   $  116    $  (34)
                                                               ======    ======

SUMMIT PROPERTIES PARTNERSHIP, L.P.

--------------------------------------------------------------------------------

3. COMMUNITY DISPOSITIONS

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

On May 24, 2000, the Operating Partnership sold two apartment communities, formerly known as Summit Eastchester (172 apartment homes) located in High Point, North Carolina, and Summit Sherwood (190 apartment homes) located in Winston-Salem, North Carolina, for $16.1 million in the aggregate. The disposition of these two communities resulted in the recognition of a gain on sale of $5.7 million in the aggregate. The aggregate net proceeds of $15.9 million were placed into escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and are expected to be used to fund future development communities.

4. MORTGAGES RECEIVABLE

Mortgages receivable consist of three promissory notes with interest rates ranging from 7.5% to 9.15% and various maturity dates ranging through December 2005.

5. NOTES PAYABLE

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

On April 20, 2000, the Operating Partnership commenced a new program for the sale of up to $250 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance. The new program was established under Summit Properties' and the Operating Partnership's existing shelf registration statement. The Medium-Term Notes may be issued by the Operating Partnership from time to time in the future subject to market conditions and other factors. On July 19, 2000, the Operating Partnership issued Medium-Term Notes with an aggregate principal amount of $10 million which are due on July 19, 2010 and bear interest at 8.50% per year.

6. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

While the Operating Partnership has historically had limited involvement with derivative financial instruments, the Operating Partnership may utilize such instruments in certain situations to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. The Operating Partnership does not utilize derivative financial instruments for trading purposes. On September 16, 1999, the Operating Partnership entered into an interest rate swap agreement with a notional amount of $30 million, relating to $30 million of unsecured notes issued by the Operating Partnership which carry a fixed interest rate of 6.625% per annum (the "Fixed Rate"). Under the interest rate swap agreement, through the maturity date of such notes of December 15, 2003, (i) the Operating Partnership has agreed to pay to the counterparty the interest that would have been incurred on the $30 million principal amount of the notes at a floating interest rate of LIBOR plus 11 basis points (the "Floating Rate"), and

SUMMIT PROPERTIES PARTNERSHIP, L.P.

--------------------------------------------------------------------------------

(ii) the counterparty has agreed to pay to the Operating Partnership the interest incurred on the same principal amount at the Fixed Rate. The Floating Rate at June 30, 2000 was 6.92%.

7. RESTRICTED STOCK

During the six months ended June 30, 2000 and 1999, Summit Properties granted 72,805 and 21,581 shares, respectively, of restricted stock to employees of Summit Properties and its subsidiaries under Summit Properties' 1994 Stock Option and Incentive Plan. The market value of the restricted stock grants awarded during these six months in 2000 and 1999 totaled approximately $1.3 million and $364,000, respectively, which has been recorded as unamortized restricted stock compensation. Unearned compensation related to these restricted stock grants is being amortized to compensation cost over the vesting periods which range from three to five years.

In January 1998, Summit Properties agreed to award key employees certain amounts of its common stock, par value $.01 per share ("Common Stock") under Summit Properties' Performance Stock Award Plan. The amount of Common Stock to be granted to the key employees is based upon Summit Properties' average annual return (share appreciation and distributions) from the date of the award to the third anniversary of the award. The number of shares to be granted under the Performance Stock Award Plan ranges from none (in the event Summit Properties achieves less than a 11% average annual return) to 47,350 (in the event Summit Properties achieves a 15% or greater annual return). The starting Common Stock price for the purposes of calculating appreciation was $21.375, fair market value at date of award ($19.87 for one executive officer of Summit Properties). Summit Properties' stock price subsequent to June 30, 2000 is above the minimum price for calculating the number of grants. The Operating Partnership has recorded $143,000 in accrued compensation expense related to this Performance Stock Award Plan as of June 30, 2000.

8. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the six months ended June 30, 2000 and 1999 are as follows:

     A. The Operating Partnership accrued distributions payable in the amounts of $13.3 million and $13.6 million at June 30, 2000 and 1999, respectively.

     B. Summit Properties issued 72,805 and 21,581 shares of restricted stock valued at approximately $1.3 million and $364,000 during the six months ended June 30, 2000 and 1999, respectively, to employees of Summit Properties and its subsidiaries.

     C. The Operating Partnership exchanged 35,045 Common Units of limited partnership interest for shares of Summit Properties' Common Stock during the six months ended June 30, 2000. The value of the shares of Common Stock was approximately $676,000.

     D. The Operating Partnership sold three communities and two communities during the six months ended June 30, 2000 and 1999, respectively, receiving aggregate net proceeds of $21.7 million and $5.9 million, respectively. The net proceeds were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. Such proceeds are shown on the balance sheet as "Restricted cash" and will be used to fund the future development of communities. The respective purchasers of the two communities sold in 1999 assumed the related outstanding debt balances associated with such communities of $14.8 million in the aggregate.

9. COMMITMENTS

The estimated cost to complete nine development projects currently under construction was approximately $113.4 million at June 30, 2000. Anticipated construction completion dates of the projects range from the third quarter of 2000 to the first quarter of 2002.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

--------------------------------------------------------------------------------

On January 19, 2000, the Operating Partnership entered into a Real Estate Purchase Agreement (the "Agreement") with a third-party real estate developer (the "Developer"). Under the terms of the Agreement, the Operating Partnership has agreed to purchase upon completion a "Class A" mixed-use community, which will be called Summit Brickell, and will be located in Miami, Florida. The Operating Partnership expects to close on the purchase of Summit Brickell during the second half of 2002 following its completion and lease-up. The final purchase price will be determined based on actual construction plus a bonus to the developer based on the capitalized income of the property at the time of purchase. The purchase price is expected to be approximately $50.5 million. The purchase of Summit Brickell by the Operating Partnership is subject to customary closing conditions. The Operating Partnership has issued a letter of credit ("LOC") in the amount of approximately $13.0 million, which will serve as a credit enhancement to the Developer's construction loan. In the event that any amount under the LOC is drawn upon, the Operating Partnership shall be treated as having issued a loan to the Developer in the amount of such draw. Any such loan will accrue interest at a rate of eighteen percent (18%) per annum.

10. EARNINGS PER COMMON UNIT

The only difference between "basic" and "diluted" weighted average Common Units is the dilutive effect of Summit Properties' stock options outstanding (164,966 and 118,843 Common Units added to weighted average Common Units outstanding for the three and six months ended June 30, 2000, respectively, and 35,779 and 20,983 Common Units added to weighted average Common Units outstanding for the three and six months ended June 30, 1999, respectively).

11. PRIVATE PLACEMENT OF PREFERRED UNITS

On April 29, 1999, the Operating Partnership completed a private placement of
3.4 million of its 8.95% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") to two institutional investors at a price of $25.00 per unit. The net proceeds of approximately $83 million were used to repay amounts outstanding under the Company's unsecured credit facility. The Series B Preferred Units may be exchanged by the holders into shares of 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock of Summit Properties ("Series B Preferred Shares") on a one-for-one basis. Holders of the Series B Preferred Units may exercise their exchange right (a) at any time on or after April 29, 2009, (b) at any time if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series B Preferred Units for federal income tax purposes. The Operating Partnership may redeem the Series B Preferred Units at any time on or after April 29, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. In lieu of cash, the Operating Partnership may elect to deliver Series B Preferred Shares on a one-for-one basis, plus an amount equal to all accumulated, accrued and unpaid distributions or dividends. The Series B Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of Summit Properties or the Operating Partnership. Distributions on the Series B Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per annum of the $25.00 original capital contribution. The Operating Partnership made distributions to the holders of the Series B Preferred Units in the aggregate amount of approximately $5.1 million during the year ended December 31, 1999 and in the aggregate amount of approximately $3.8 million during the six months ended June 30, 2000.

On September 3, 1999, the Operating Partnership completed a private placement of
2.2 million of its 8.75% Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Preferred Units") to an institutional investor at a price of $25.00 per unit. The net proceeds of approximately $54 million were used to repay amounts outstanding under the Company's unsecured credit facility. The Series C Preferred Units may be exchanged by the holder into shares of 8.75% Series C Cumulative Redeemable Perpetual Preferred Stock

SUMMIT PROPERTIES PARTNERSHIP, L.P.

--------------------------------------------------------------------------------

of Summit Properties ("Series C Preferred Shares") on a one-for-one basis. The holder of the Series C Preferred Units may exercise its exchange right (a) at any time on or after September 3, 2009, (b) at any time if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series C Preferred Units for federal income tax purposes, or (d) at any time that such institutional investor's holdings in the Operating Partnership exceed 18% of the total profits of or capital interests in the Operating Partnership for a taxable year. The Operating Partnership may redeem the Series C Preferred Units at any time on or after September 3, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. The Series C Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of Summit Properties or the Operating Partnership. Distributions on the Series C Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per annum of the $25.00 original capital contribution. The Operating Partnership made distributions to the holder of the Series C Preferred Units in the aggregate amount of approximately $1.5 million during the year ended December 31, 1999 and in the aggregate amount of approximately $2.4 million during the six months ended June 30, 2000.

12. COMMON STOCK REPURCHASE PROGRAM

On May 11, 1999, the Board of Directors of Summit Properties authorized a common stock repurchase program pursuant to which Summit Properties was authorized to purchase up to an aggregate of $50 million of currently issued and outstanding Common Stock of Summit Properties (the "$50 Million Program"). All repurchases have been made on the open market at prevailing prices or in privately negotiated transactions. During the three month period ended March 31, 2000, Summit Properties completed the $50 Million Program by repurchasing 131,900 shares of Common Stock for an aggregate purchase price, including commissions, of approximately $2.5 million, or an average price of $18.88 per share. Summit Properties repurchased a total of 2.5 million shares of Common Stock under the $50 Million Program for an aggregate purchase price, including commissions, of approximately $50 million, or an average price of $19.63 per share.

On March 12, 2000, the Board of Directors of Summit Properties authorized a new common stock repurchase program pursuant to which Summit Properties is authorized to purchase up to an aggregate of $25 million of currently issued and outstanding Common Stock of Summit Properties (the "$25 Million Program"). All repurchases have and will be made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. During the six months ended June 30, 2000, Summit Properties repurchased 229,400 shares of Common Stock under the $25 Million Program for an aggregate purchase price, including commissions, of approximately $4.5 million, or an average price of $19.43 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements relating to the operating performance of fully stabilized Communities, the development, acquisition or disposition of properties, anticipated construction completion and lease-up dates, and estimated development costs. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Operating Partnership. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Operating Partnership to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Factors which could have a material adverse effect on the operations and future prospects of the Operating Partnership include, but are not limited to: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs")), availability of capital, interest rates, uncertainties associated with the Operating Partnership's development activities, the failure to close planned acquisitions in a timely manner or at all, the failure of acquisitions to yield expected results, construction delays due to unavailability of materials, weather conditions or other delays, the failure to sell properties being marketed for sale on favorable terms, in a timely manner or at all, competition, supply and demand for apartment communities in the Operating Partnership's current and proposed market areas, changes in generally accepted accounting principles or policies and guidelines applicable to REITs, and those factors discussed in the section entitled "Development Activity -- Certain Factors Affecting the Performance of Development Communities" on page 23 of this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

The following discussion should be read in conjunction with the Consolidated Financial Statements of Summit Properties Partnership, L.P. and the Notes thereto appearing elsewhere herein.

HISTORICAL RESULTS OF OPERATIONS

The Operating Partnership's net income is generated primarily from operations of its apartment communities (the "Communities"). The changes in operating results from period to period reflect changes in existing Community performance and changes in the number of apartment homes due to development and acquisition of new Communities or the disposition of Communities. Where appropriate, comparisons are made on a "fully stabilized Communities," "stabilized development Communities", "Communities in lease-up" and "disposition Communities" basis in order to adjust for changes in the number of apartment homes. A Community is deemed to be "stabilized" when it has attained a physical occupancy level of at least 93%. A Community which the Operating Partnership has acquired is deemed "fully stabilized" when owned by the Operating Partnership for one year or more as of the beginning of the current year. A Community which the Operating Partnership has developed is deemed "fully stabilized" when stabilized for the two prior years as of the beginning of the current year. A Community is deemed to be a "stabilized development" when stabilized as of the beginning of the current year but not the entire two prior years. All Communities information presented is before real estate depreciation and amortization expense. Communities' average physical occupancy presented is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the Communities, expressed as a percentage. Average physical occupancy has been calculated using the average of the occupancy that existed on Sunday during each week of the period. Average monthly rental revenue presented represents the average monthly net rental revenue per occupied apartment home. The Operating Partnership's methodology for calculating average physical occupancy and average monthly rental revenue may differ from the methodology used by other apartment companies and, accordingly, may not be comparable to such other apartment companies.

Results of Operations for the Three and Six Months Ended June 30, 2000 and 1999

For the three and six months ended June 30, 2000, income before gain on sale of real estate assets increased $1.2 million and $3.9 million, respectively, to $11.4 million and $23.1 million, respectively, from the three and six months ended June 30, 1999 primarily due to increased property operating income generated by the Operating Partnership's portfolio of Communities, as well as decreased interest costs attributable to decreased average indebtedness outstanding.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S PORTFOLIO OF COMMUNITIES

The operating performance of the Communities for the three and six months ended June 30, 2000 and 1999 is summarized below (dollars in thousands):

                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                            JUNE 30,                       JUNE 30,
                                  ----------------------------   ----------------------------
                                   2000      1999     % CHANGE    2000      1999     % CHANGE
                                  -------   -------   --------   -------   -------   --------
Property revenues:
  Fully stabilized
     communities................  $28,040   $27,036      3.7%    $55,496   $53,735      3.3%
  Stabilized development
     communities................   13,767    11,393     20.8%     27,098    21,359     26.9%
  Communities in lease-up.......    3,430     1,516    126.3%      5,923     3,018     96.3%
  Communities sold..............      360     3,739    -90.4%      1,200     7,627    -84.3%
                                  -------   -------              -------   -------
          Total property
            revenues............   45,597    43,684      4.4%     89,717    85,739      4.6%
                                  -------   -------              -------   -------
Property operating and
  maintenance expense:
  Fully stabilized
     communities................    9,211     8,944      3.0%     18,039    17,775      1.5%
  Stabilized development
     communities................    3,903     3,510     11.2%      8,033     6,591     21.9%
  Communities in lease-up.......    1,236       592    108.8%      2,262     1,176     92.3%
  Communities sold..............      143     1,476    -90.3%        403     2,974    -86.4%
                                  -------   -------              -------   -------
          Total property
            operating and
            maintenance
            expense.............   14,493    14,522     -0.2%     28,737    28,516      0.8%
                                  -------   -------              -------   -------
Property operating income.......  $31,104   $29,162      6.7%    $60,980   $57,223      6.6%
                                  =======   =======              =======   =======
Apartment homes, end of
  period........................   18,365    17,829      3.0%     18,365    17,829      3.0%
                                  =======   =======              =======   =======

A summary of the Operating Partnership's apartment homes (excluding joint ventures) for the six months ended June 30, 2000 and 1999 is as follows:

                                                               2000     1999
                                                              ------   ------
Apartment homes at January 1................................  17,673   18,001
Developments which began rental operations during the
  period....................................................   1,172      280
Sale of apartment homes.....................................    (480)    (452)
                                                              ------   ------
Apartment homes at June 30..................................  18,365   17,829
                                                              ======   ======

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S FULLY STABILIZED
COMMUNITIES

The operating performance of the Communities stabilized prior to January 1, 1998 in each of the three and six months ended June 30, 2000 and 1999, is summarized below (dollars in thousands except average monthly rental revenue):

                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                            JUNE 30,                       JUNE 30,
                                  ----------------------------   ----------------------------
                                   2000      1999     % CHANGE    2000      1999     % CHANGE
                                  -------   -------   --------   -------   -------   --------
Property revenues:
  Rental revenues...............  $26,127   $25,370      3.0%    $51,746   $50,656      2.2%
  Other property revenues.......    1,913     1,666     14.8%      3,750     3,079     21.8%
                                  -------   -------              -------   -------
          Total property
            revenues............   28,040    27,036      3.7%     55,496    53,735      3.3%
                                  -------   -------              -------   -------
Property operating and
  maintenance expenses:
  Personnel.....................    1,978     2,007     -1.4%      3,609     3,888     -7.2%
  Advertising and promotion.....      364       357      2.0%        717       698      2.7%
  Utilities.....................    1,230     1,182      4.1%      2,471     2,368      4.3%
  Building repairs and
     maintenance................    1,476     1,407      4.9%      2,764     2,750      0.5%
  Real estate taxes and
     insurance..................    3,018     2,892      4.4%      6,060     5,783      4.8%
  Property supervision..........      710       671      5.8%      1,542     1,333     15.7%
  Other operating expense.......      435       428      1.6%        876       955     -8.3%
                                  -------   -------              -------   -------
          Total property
            operating and
            maintenance
            expense.............    9,211     8,944      3.0%     18,039    17,775      1.5%
                                  -------   -------              -------   -------
Property operating income.......  $18,829   $18,092      4.1%    $37,457   $35,960      4.2%
                                  =======   =======              =======   =======
Average physical occupancy......    94.8%     93.7%      1.2%      94.1%     93.7%      0.4%
                                  =======   =======              =======   =======
Average monthly rental
  revenue.......................  $   869   $   856      1.5%    $   868   $   854      1.6%
                                  =======   =======              =======   =======
Number of apartment homes.......   10,832    10,832               10,832    10,832
                                  =======   =======              =======   =======

The increase in property revenues from fully stabilized Communities was primarily the result of increases in average rental rates as well as increased revenues from sources other than rental revenues, such as cable and water sub-meter revenues. The higher revenues were primarily generated in the Operating Partnership's Washington, D.C., Austin, Texas, Charlotte, North Carolina and Tampa, Florida markets. Property supervision costs increased as a result of an increase in the property management fee charged by Summit Management Company (the "Management Company") from 2.50% to 2.75% for the six month period ended June 30, 2000. This is the first increase in the amount charged by the Management Company for its services since Summit Properties' initial public offering in 1994. For the six months ended June 30, 2000, the increase in property supervision costs was offset by cost savings related primarily to personnel and other operating expenses. As a percentage of total property revenue, total property operating and maintenance expenses decreased for the six-month period from 33.1% in 1999 to 32.5% in 2000.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S STABILIZED DEVELOPMENT COMMUNITIES

The Operating Partnership had fourteen development Communities (Summit Ballantyne, Summit Sedgebrook, Summit Governor's Village, Summit Lake, Summit Norcroft II, Summit Stonefield, Summit Russett, Summit Westwood, Summit Plantation II, Summit New Albany, Summit Fair Lakes, Summit Doral, Summit Las Palmas and Summit Camino Real) which were stabilized during the entire six months ended June 30, 2000 but were stabilized subsequent to January 1, 1998. The operating performance of these fourteen Communities for the three and six months ended June 30, 2000 and 1999 is summarized below (dollars in thousands except average monthly rental revenue):

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                         JUNE 30,             JUNE 30,
                                                    -------------------   -----------------
                                                      2000       1999      2000      1999
                                                    --------   --------   -------   -------
Property revenues:
  Rental revenues.................................  $12,770    $10,693    $25,246   $20,160
  Other property revenue..........................      997        700      1,852     1,199
                                                    -------    -------    -------   -------
          Total property revenues.................   13,767     11,393     27,098    21,359
Property operating and maintenance expense........    3,903      3,510      8,033     6,591
                                                    -------    -------    -------   -------
Property operating income.........................  $ 9,864    $ 7,883    $19,065   $14,768
                                                    =======    =======    =======   =======
Average physical occupancy........................    94.4%      81.7%      93.6%     78.6%
                                                    =======    =======    =======   =======
Average monthly rental revenue....................  $   908    $   848    $   922   $   825
                                                    =======    =======    =======   =======
Number of apartment homes.........................    4,885      4,885      4,885     4,885
                                                    =======    =======    =======   =======

The unleveraged yield on investment for the stabilized development Communities, defined as property operating income for the three and six months ended June 30, 2000 on an annualized basis over total development cost, was 10.8% and 10.4%, respectively.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S COMMUNITIES IN LEASE-UP

The Operating Partnership had eight Communities in lease-up during the six months ended June 30, 2000. Six of the eight Communities in lease-up are new developments and two of the Communities in lease-up are existing Communities that are undergoing major renovations. A Community in lease-up is defined as one that has commenced rental operations but was not stabilized as of the beginning of the current year. A summary of the six development Communities in lease-up as of June 30, 2000 is as follows (dollars in thousands):

                                                                 TOTAL       ACTUAL/                                  % LEASED
                                                   NUMBER OF    ACTUAL/    ANTICIPATED       ACTUAL/       Q2 2000     AS OF
                                                   APARTMENT   ESTIMATED   CONSTRUCTION    ANTICIPATED     AVERAGE    JUNE 30,
COMMUNITY                                            HOMES       COSTS      COMPLETION    STABILIZATION   OCCUPANCY     2000
---------                                          ---------   ---------   ------------   -------------   ---------   --------
Summit New Albany II -- Columbus, OH.............      127     $  9,800      Q1 2000         Q3 2000        83.3%       89.8%
Summit Largo -- Largo, MD........................      219       18,000      Q1 2000         Q3 2000        98.0%       95.9%
Summit Hunter's Creek -- Orlando, FL.............      270       19,200      Q1 2000         Q4 2000        51.0%       74.8%
Summit Deer Creek -- Atlanta, GA.................      292       22,200      Q2 2000         Q1 2000        56.3%       84.9%
Summit Ashburn Farm -- Loudon County, VA(1)......      162       14,600      Q3 2000         Q1 2001        42.4%       90.7%
Reunion Park by Summit -- Raleigh, NC(1).........      248       14,300      Q1 2001         Q3 2001         8.2%       41.9%
Summit Grandview -- Charlotte, NC(1).............      266       45,500      Q4 2000         Q4 2001         0.0%       25.9%
Summit Deerfield -- Cincinnati, OH(1)............      498       41,500      Q3 2001         Q2 2002         1.2%        5.6%
                                                     -----     --------
                                                     2,082     $185,100
                                                     =====     ========

---------------

(1) The related assets of such Communities are included in the Construction in Progress category at June 30, 2000.

In addition to the Communities listed in the table above, Summit Fairview located in Charlotte, North Carolina (135 apartment homes) and Summit Lenox located in Atlanta, Georgia (431 apartment homes) are existing Communities of the Operating Partnership which are currently undergoing major renovations. The renovations include upgrades of the interior of the apartment homes (new cabinets, fixtures and other interior upgrades), upgrades to the parking lots and landscaping, as well as exterior painting of buildings. The renovations require that certain apartment homes be unavailable for rental over the course of the projects. The operations of Summit Fairview and Summit Lenox are included in lease-up Communities results due to the renovation work. The renovation work at Summit Fairview was substantially complete by the end of the second quarter of 2000 and the renovation work at Summit Lenox is expected to be completed by the end of the third quarter of 2000.

All Communities listed above were in lease-up during the three and six months ended June 30, 2000. Only Summit Lenox and Summit Fairview had operating activity during the three and six months ended June 30, 1999. The operating performance of these two Communities for the three and six months ended June 30, 2000 and 1999 is summarized below (dollars in thousands):

                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                     JUNE 30,             JUNE 30,
                                                -------------------   -----------------
                                                 2000         1999     2000       1999
                                                ------       ------   ------     ------
Property revenues:
  Rental revenues.............................  $3,127       $1,447   $5,471     $2,878
  Other property revenue......................     303           69      452        140
                                                ------       ------   ------     ------
          Total property revenues.............   3,430        1,516    5,923      3,018
                                                ------       ------   ------     ------
Property operating and maintenance expense....   1,236          592    2,262      1,176
                                                ------       ------   ------     ------
Property operating income.....................  $2,194       $  924   $3,661     $1,842
                                                ======       ======   ======     ======
Number of apartment homes.....................   2,648          566    2,648        566
                                                ======       ======   ======     ======

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S DISPOSITION COMMUNITIES

Disposition communities consist of the former Summit Creekside, Summit Eastchester and Summit Sherwood communities in 2000 (the "2000 Dispositions"). The 1999 dispositions consist of the 2000 Dispositions as well as the following communities sold during 1999 (referred to herein using former community names):
Summit Hampton, Summit Oak, Summit Beacon Ridge, Summit McIntosh, Summit Perico, Summit Heron's Run and Summit Eastridge. The operating performance of these communities is summarized below (dollars in thousands):

                                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                                       JUNE 30,            JUNE 30,
                                                  ------------------   -----------------
                                                  2000        1999      2000       1999
                                                  -----      -------   ------     ------
Property revenues:
  Rental revenues...............................  $338       $3,492    $1,142     $7,120
  Other property revenue........................    22          247        58        507
                                                  ----       ------    ------     ------
          Total property revenues...............   360        3,739     1,200      7,627
                                                  ----       ------    ------     ------
Property operating and maintenance expense......   143        1,476       403      2,974
                                                  ----       ------    ------     ------
Property operating income.......................  $217       $2,263    $  797     $4,653
                                                  ====       ======    ======     ======
Number of apartment homes.......................   480        1,998       480      1,998
                                                  ====       ======    ======     ======

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

The operating performance of the Management Company and its wholly-owned subsidiary, Summit Apartment Builders, Inc. (the "Construction Company"), for the three and six months ended June 30, 2000 and 1999 is summarized below (in thousands):

                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                    JUNE 30,               JUNE 30,
                                               -------------------     -----------------
                                                2000        1999        2000       1999
                                               -------     -------     ------     ------
Revenue:
  Operating revenue..........................  $2,464      $2,330      $5,090     $4,161
  Gain on sale of land.......................      --          --         238         --
                                               ------      ------      ------     ------
          Total revenue......................   2,464       2,330       5,328      4,161
                                               ------      ------      ------     ------
Expenses:
  Operating..................................   2,467       2,401       5,039      4,327
  Depreciation...............................      86          70         172        143
  Amortization...............................      76          76         151        150
  Interest...................................      75          75         528        150
                                               ------      ------      ------     ------
          Total expenses.....................   2,704       2,622       5,890      4,770
                                               ------      ------      ------     ------
Net loss of Summit Management Company........  $ (240)     $ (292)     $ (562)    $ (609)
                                               ======      ======      ======     ======

The increase in operating revenue for the three and six month periods was primarily the result of an increase in the management fee charged to the Operating Partnership's Communities from 2.5% to 2.75% and higher revenues from construction activity. The increase in the management fee is the first increase since Summit Properties' initial public offering in 1994. The Management Company sold a parcel of land in Raleigh, North Carolina on February 29, 2000 for $5.4 million that resulted in a gain on sale of $238,000. The increase in operating expenses was a result of increased construction activities and increased personnel at the Management Company in order to better support the Operating Partnership's growth objectives, including improving the operating performance of its stabilized Communities. The increase in interest expense for the six-month period resulted from an inter-company loan which was repaid during the first quarter of 2000.

Property management revenues included $272,000 and $328,000 of property management fees from third parties for the three months ended June 30, 2000 and 1999, respectively, and $550,000 and $653,000 for the six months ended June 30, 2000 and 1999, respectively. Property management fees from third parties as a percentage of total property management revenues were 16.8% and 20.6% for the three months ended June 30, 2000 and 1999, respectively, and 16.4% and 21.4% for the six months ended June 30, 2000 and 1999, respectively.

All of the Construction Company's revenues are from contracts with the Operating Partnership.

OTHER INCOME AND EXPENSES

Interest expense, including amortization of deferred financing costs, decreased by approximately $255,000 and $1.5 million for the three and six months ended June 30, 2000 compared with the same periods in 1999. This decrease was primarily the result of a decrease in the Operating Partnership's average indebtedness outstanding. Average indebtedness outstanding decreased $16.3 million for the three months ended June 30, 2000 as compared to the same period in 1999. Average indebtedness outstanding decreased $53.3 million for the six months ended June 30, 2000 compared to the same period in 1999. These declines were partially offset by an increase in the effective interest rate from 6.61% to 6.89% for the three months ended June 30, 2000 as compared to the same period in 1999 and from 6.53% to 6.94% for the six months ended June 30, 2000 as compared to the same period in 1999.

Depreciation expense increased $780,000 and $1.4 million, or 9.1% and 8.5%, for the three and six months ended June 30, 2000, respectively, compared with the similar periods in 1999, primarily due to depreciation on recently developed Communities offset by a reduction in depreciation related to Communities sold.

General and administrative expenses increased $60,000, or 6.2%, for the three months ended June 30, 2000 and decreased $80,000, or 3.9%, for the six months ended June 30, 2000, in each case as compared to the same periods in 1999. As a percentage of total revenues, general and administrative expenses were 2.2% for the three months ended June 30, 2000 and 1999, respectively, and 2.1% and 2.3% for the six months ended June 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

The Operating Partnership's net cash provided by operating activities increased from $27.8 million for the six months ended June 30, 1999 to $39.6 million for the same period in 2000, primarily due to a $5.0 million decrease in the net cash used in accounts payable and accrued expenses for operating activities ($871,000 decrease for the six months ended June 30, 2000 as compared to a $5.9 million decrease for the six months ended June 30, 1999), a $1.3 million decrease in net restricted cash used in operating activities ($1.9 million increase for the six months ended June 30, 2000 as compared to a $3.2 increase for the six months ended June 30, 1999) and a $1.5 million decrease in interest paid. The decrease in accounts payable and accrued expenses was due to the timing of payments and the increase in restricted cash was due to deposits placed into mortgage reserve escrows as well as interest income earned on all restricted cash accounts during the six months ended June 30, 2000. The decrease in cash paid for interest is due to the decrease in average indebtedness outstanding.

Net cash provided by investing activities was $34.9 million for the six months ended June 30, 2000 while net cash used in investing activities was $5.1 million for the same period in 1999. The change was due to the decrease in proceeds from the sale of Communities. Property sale proceeds in 1999 were placed in escrow in accordance with like-kind exchange income tax rules and regulations. Proceeds from the sale of Communities represent funds expended from these like-kind exchange escrows. In the event the proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company level tax may be incurred. The increase in mortgages receivable was due to the acceptance of a promissory note in June 2000 in connection with the acquisition of a development site in Atlanta, Georgia.

Net cash used in financing activities decreased from $32.3 million for the six months ended June 30, 1999 to $5.9 million for the same period in 2000, primarily due to a decrease in net repayments on the Unsecured Credit Facility (as defined below) of $98.5 million ($9,000 for the six months ended June 30, 2000 as compared to $98.5 million for the same period in 1999), a decrease in net borrowings on unsecured bonds of $24.9 million due to the absence of MTN issuances during the six months ended June 30, 2000, a decrease in net proceeds from preferred units in Operating Partnership of $82.9 million due to the absence of issuances of preferred units in the six months ended June 30, 2000, an increase in proceeds from mortgage debt due to $48.3 million of mortgage debt obtained during the six months ended June 30, 2000 and an increase in distributions to preferred unitholders during the six months ended June 30, 2000 as compared to the same period in 1999.

The ratio of earnings to fixed charges was 1.67 for the six months ended June 30, 2000 as compared to 1.86 for the six months ended June 30, 1999.

The Operating Partnership's outstanding indebtedness at June 30, 2000 totaled $691.4 million. This amount includes approximately $305.7 million of fixed rate conventional mortgages, $37.7 million of variable rate tax-exempt bonds, $266.0 million of unsecured notes, $4.0 million of tax-exempt fixed rate mortgages, and $78.0 million under the Unsecured Credit Facility (as defined below).

The Operating Partnership expects to meet its short-term liquidity requirements (i.e., liquidity requirements arising within 12 months), including recurring capital expenditures relating to maintaining its existing properties, generally through its working capital, net cash provided by operating activities and borrowings under its Unsecured Credit Facility (as defined below). The Operating Partnership considers its cash provided by operating activities to be adequate to meet operating requirements and payments of dividends and distributions. The Operating Partnership expects to meet its long-term liquidity requirements (i.e., liquidity requirements arising after 12 months), such as scheduled mortgage debt maturities, property acquisitions, financing of construction and development activities and other non-recurring capital improvements, through the issuance of unsecured notes and equity securities, from undistributed cash flow, from proceeds received from the disposition of certain Communities and, in connection with the acquisition of land or improved property, through the issuance of Common Units.

  Credit Facility

The Operating Partnership has a syndicated unsecured line of credit (the "Unsecured Credit Facility") in the amount of $200 million. The Unsecured Credit Facility provides funds for new development, acquisitions and general working capital purposes. The Unsecured Credit Facility has a three-year term, expiring on March 27, 2001, with two one-year extension options available with the consent of the lenders and will initially bear interest at LIBOR+90 basis points based upon the Operating Partnership's current credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The interest rate will be reduced in the event an upgrade of the Operating Partnership's unsecured credit rating is obtained. The Unsecured Credit Facility also provides a bid option sub-facility equal to a maximum of fifty percent of the total facility ($100 million). This sub-facility provides the Operating Partnership with the option to place borrowings in a fixed LIBOR contract up to 180 days.

  Medium Term Notes

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

On April 20, 2000, the Operating Partnership commenced a new program for the sale of up to $250 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance. The new program was established under Summit Properties' and the Operating Partnership's existing shelf registration statement. The Medium-Term Notes may be issued by the Operating Partnership from time to time in the future subject to market conditions and other factors. On July 19, 2000, the Operating Partnership issued Medium-Term Notes with an aggregate principal amount of $10 million which are due on July 19, 2010 and bear interest at 8.50% per year.

  Private Placement of Preferred Units

On April 29, 1999, the Operating Partnership completed a private placement of
3.4 million of its 8.95% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") to two institutional investors at a price of $25.00 per unit. The net proceeds of approximately $83 million were used to repay amounts outstanding under the Company's Unsecured Credit Facility. The Series B Preferred Units may be exchanged by the holders into shares of 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock of Summit Properties ("Series B Preferred Shares") on a one-for-one basis. Holders of the Series B Preferred Units may exercise their exchange right (a) at any time on or after April 29, 2009, (b) at any time if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series B Preferred Units for federal income tax purposes. The Operating Partnership may redeem the Series B Preferred Units at any time on or after April 29, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. In lieu of cash, the Operating Partnership may elect to deliver Series B Preferred Shares on a one-for-one basis, plus an amount equal to all accumulated, accrued and unpaid distributions or dividends. The Series B Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of Summit Properties or the Operating Partnership. Distributions on the Series B Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per annum of the $25.00 original capital contribution. The Operating Partnership made distributions to the holders of the Series B Preferred Units in the aggregate amount of approximately $5.1 million during the year ended December 31, 1999 and in the aggregate amount of approximately $3.8 million during the six months ended June 30, 2000.

On September 3, 1999, the Operating Partnership completed a private placement of
2.2 million of its 8.75% Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Preferred Units") to an institutional investor at a price of $25.00 per unit. The net proceeds of approximately $54 million were used to repay amounts outstanding under the Company's Unsecured Credit Facility. The Series C Preferred Units may be exchanged by the holder into shares of 8.75% Series C Cumulative Redeemable Perpetual Preferred Stock of Summit Properties ("Series C Preferred Shares") on a one-for-one basis. The holder of the Series C Preferred Units may exercise its exchange right (a) at any time on or after September 3, 2009, (b) at any time if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series C Preferred Units for federal income tax purposes, or (d) at any time that such institutional investor's holdings in the Operating Partnership exceed 18% of the total profits of or capital interests in the Operating Partnership for a taxable year. The Operating Partnership may redeem the Series C Preferred Units at any time on or after September 3, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. The Series C Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of Summit Properties or the Operating Partnership. Distributions on the Series C Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per annum of the $25.00 original capital contribution. The Operating Partnership made distributions to the holder of the Series C Preferred Units in the aggregate amount of approximately $1.5 million during the year ended December 31, 1999 and in the aggregate amount of approximately $2.4 million during the six months ended June 30, 2000.

  Common Stock Repurchase Program

On May 11, 1999, the Board of Directors of Summit Properties authorized a common stock repurchase program pursuant to which Summit Properties was authorized to purchase up to an aggregate of $50 million of currently issued and outstanding Common Stock of Summit Properties (the "$50 Million Program"). All repurchases have been made on the open market at prevailing prices or in privately negotiated transactions. During the three month period ended March 31, 2000, Summit Properties completed the $50 Million Program by repurchasing 131,900 shares of Common Stock for an aggregate purchase price, including commissions, of approximately $2.5 million, or an average price of $18.88 per share. Summit Properties repurchased a total of 2.5 million shares under the $50 Million Program for an aggregate purchase price, including commissions, of approximately $50 million, or an average price of $19.63 per share.

On March 12, 2000, the Board of Directors of Summit Properties authorized a new common stock repurchase program pursuant to which Summit Properties is authorized to purchase up to an aggregate of $25 million of currently issued and outstanding Common Stock of Summit Properties (the "$25 Million Program"). All repurchases have and will be made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. During the six months ended June 30, 2000, Summit Properties repurchased 229,400 shares of Common Stock under the $25 Million Program for an aggregate purchase price, including commissions, of approximately $4.5 million, or an average price of $19.43 per share.

  Employee Loan Program

The Board of Directors of Summit Properties believes that ownership of Summit Properties' Common Stock by executive officers and certain other qualified employees of Summit Properties and its subsidiaries will align the interests of such officers and employees with the interests of the stockholders of Summit Properties. To this end, the Board of Directors of Summit Properties approved and Summit Properties instituted a loan program whereby Summit Properties may lend amounts to or on behalf of certain of its executive officers and key employees to (i) finance the purchase of Common Stock on the open market at then-current market prices; (ii) finance an employee's payment of the exercise price of one or more stock options to purchase shares of Common Stock granted to such employee; or (iii) finance the annual tax liability or other expenses of an executive officer related to the vesting of shares of Common Stock which constitute a portion of a restricted stock award granted to such executive officer. Summit Properties has amended the terms of the loan program from time to time since its inception in 1997. In December 1999, the Board of Directors of Summit Properties increased the maximum aggregate amounts that may be loaned to executive officers and other key employees of Summit Properties and its subsidiaries. The $7.3 million increase in employee notes receivable from December 31, 1999 to June 30, 2000 represents loans extended to certain executive officers and key employees of Summit Properties and its subsidiaries under the loan program. The relevant officer or employee has executed a Promissory Note and Security Agreement ("Note") related to each loan extended by Summit Properties during 2000. Such ten-year Notes bear interest at the applicable federal rate as established by the Internal Revenue Service, are full recourse to the officers and employees and are collateralized by the shares of Common Stock which are the subject of the loans.

  Performance Stock Award Plan

In January 1998, Summit Properties agreed to award key employees certain amounts of Common Stock under Summit Properties' Performance Stock Award Plan. The amount of Common Stock to be granted to the key employees is based upon Summit Properties' average annual return (share appreciation and distributions) from the date of the award to the third anniversary of the award. The number of shares to be granted under the Performance Stock Award Plan ranges from none (in the event Summit Properties achieves less than a 11% average annual return) to 47,350 (in the event Summit Properties achieves a 15% or greater annual return). The starting Common Stock price for the purposes of calculating appreciation was $21.375, fair market value at date of award ($19.87 for one executive officer of Summit Properties). Summit Properties' stock price subsequent to June 30, 2000 is above the minimum price for calculating the number of grants. The Operating Partnership has recorded $143,000 in accrued compensation expense related to this Performance Stock Award Plan as of June 30, 2000.

COMMUNITY DISPOSITIONS AND ACQUISITIONS

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

On May 24, 2000, the Operating Partnership sold two apartment communities, formerly known as Summit Eastchester (172 apartment homes) located in High Point, North Carolina, and Summit Sherwood (190 apartment homes) located in Winston-Salem, North Carolina, for $16.1 million in the aggregate. The disposition of these two communities resulted in the recognition of a gain on sale of $5.7 million in the aggregate. The aggregate net proceeds of $15.9 million were placed into escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and are expected to be used to fund future development communities.

DEVELOPMENT ACTIVITY

The Operating Partnership's construction in progress at June 30, 2000 is summarized as follows (dollars in thousands):

                                                              TOTAL                ESTIMATED   ANTICIPATED
                                                APARTMENT   ESTIMATED   COST TO     COST TO    CONSTRUCTION
                  COMMUNITY                       HOMES       COSTS       DATE     COMPLETE     COMPLETION
                  ---------                     ---------   ---------   --------   ---------   ------------
Summit Ashburn Farm -- Loudon County, VA(1)...      162     $ 14,600    $ 13,143   $  1,457         Q3 2000
Summit Grandview -- Charlotte, NC(1)..........      266       45,500      37,176      8,324         Q4 2000
Summit Russett II -- Laurel, MD...............      112        9,900       6,584      3,316         Q4 2000
Reunion Park by Summit -- Raleigh, NC(1)......      248       14,300      13,613        687         Q1 2001
Summit Deerfield -- Cincinnati, OH(1).........      498       41,500      24,421     17,079         Q3 2001
Summit Crest -- Raleigh, NC...................      438       30,700       8,516     22,184         Q3 2001
Summit Overlook -- Raleigh, NC................      320       25,500       6,352     19,148         Q3 2001
Summit Peachtree City -- Atlanta, GA..........      399       31,500       9,371     22,129         Q4 2001
Summit Grand Parc -- Washington, DC...........      105       29,400      10,279     19,121         Q1 2002
Other development and construction costs(2)...       --           --      21,675         --
                                                  -----     --------    --------   --------
                                                  2,548     $242,900    $151,130   $113,445
                                                  =====     ========    ========   ========

---------------

(1) These communities were in lease-up at June 30, 2000.
(2) Consists primarily of land held for development and other pre-development costs.

Estimated costs to complete the development Communities represent substantially all of the Operating Partnership's material commitments for capital expenditures.

  Certain Factors Affecting the Performance of Development Communities

The Operating Partnership is optimistic about the operating prospects of the Communities under construction. However, as with any development community, there are uncertainties and risks associated with the development of the Communities described above. While the Operating Partnership has prepared development budgets and has estimated completion and stabilization target dates based on what it believes are reasonable assumptions in light of current conditions, there can be no assurance that actual costs will not exceed current budgets or that the Operating Partnership will not experience construction delays due to the unavailability of materials, weather conditions or other events.

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

In addition, the Operating Partnership is conducting feasibility and other pre-development work for nine Communities. The Operating Partnership could abandon the development of any one or more of these potential Communities in the event that it determines that market conditions do not support development, financing is not available, or not available on favorable terms, or other circumstances arise which may prevent development. Similarly, there can be no assurance that, if the Operating Partnership does pursue one or more of these potential Communities, that it will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.

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

Funds from Operations and Funds Available for Distribution for the six months ended June 30, 2000 and 1999 are calculated as follows (dollars in thousands):

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                              -------------------------   -------------------------
                                                 2000          1999          2000          1999
                                              -----------   -----------   -----------   -----------
Income available to common unitholders......  $    13,716   $    15,190   $    24,821   $    24,188
Gain on sale of real estate assets..........       (5,446)       (6,307)       (7,886)       (6,307)
Gain on sale of real estate
  assets -- Management Company..............           --            --          (238)           --
                                              -----------   -----------   -----------   -----------
     Subtotal...............................        8,270         8,883        16,697        17,881
Depreciation:
  Real estate assets........................        9,325         8,577        18,178        16,804
  Real estate joint venture.................          415           184           598           367
                                              -----------   -----------   -----------   -----------
Funds from Operations.......................       18,011        17,644        35,473        35,052
Recurring capital expenditures(1)...........       (1,563)       (2,152)       (2,515)       (3,191)
                                              -----------   -----------   -----------   -----------
Funds Available for Distribution............  $    16,448   $    15,492   $    32,958   $    31,861
                                              ===========   ===========   ===========   ===========
Non-recurring capital expenditures(1)(2)....  $      (395)  $     1,395   $     1,338   $     2,286
                                              ===========   ===========   ===========   ===========
Cash Flow Provided By (Used In):
  Operating Activities......................  $    24,953   $    13,359   $    39,590   $    27,760
  Investing Activities......................      (23,840)       19,810       (34,894)        5,087
  Financing Activities......................       (1,691)      (33,256)       (5,875)      (32,298)
Weighted average common units
  outstanding -- diluted....................   30,696,803    32,856,145    30,787,712    32,813,134
                                              ===========   ===========   ===========   ===========

---------------

(1) Recurring capital expenditures are expected to be funded from operations and consist primarily of interior painting, carpets, new appliances, vinyl, blinds, tile, and wallpaper. In contrast, non-recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities and, therefore, are not included in the calculation of Funds Available for Distribution.
(2) Non-recurring capital expenditures for the six months ended June 30, 2000 and 1999 primarily consist of: $1.1 million and $1.5 million for major renovations in 2000 and 1999, respectively; $53,000 and $343,000 for access gates and security fences in 2000 and 1999, respectively; and $80,000 and $465,000 in other revenue enhancement expenditures in 2000 and 1999, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Operating Partnership's market risk since the filing of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

                                    PART II

ITEM 2.  CHANGES IN SECURITIES

During the three months ended June 30, 2000, the Operating Partnership issued Common Units in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act in the amounts and for the consideration set forth below:

     A. Summit Properties issued an aggregate of 602 shares of Common Stock pursuant to its Employee Stock Purchase Plan. Summit Properties contributed the proceeds (approximately $13,000) of these sales to the Operating Partnership in consideration of an aggregate of 602 Common Units.

     B. Summit Properties issued an aggregate of 9,667 shares of Common Stock in connection with restricted stock awards. Each time a share of Common Stock is issued in connection with such an award, the Operating Partnership issues a Common Unit to Summit Properties during the relevant period; consequently, 9,667 Common Units have been issued to Summit Properties.

     C. Summit Properties issued an aggregate of 9,600 shares of Common Stock pursuant to the exercise of stock options. Summit Properties contributed the proceeds (approximately $158,000) of these options to the Operating Partnership in consideration of an aggregate of 9,600 Common Units.

     D. Summit Properties issued an aggregate of 6,103 shares of Common Stock pursuant to its Dividend Reinvestment and Direct Stock Purchase Plan. Summit Properties contributed the proceeds (approximately $135,000) of these sales to the Operating Partnership in consideration of an aggregate of 6,103 Common Units.

In light of the circumstances under which such Common Units were issued and information obtained by the Operating Partnership in connection with such transactions, management of Summit Properties, in its capacity as general partner of the Operating Partnership, believes that the Operating Partnership may rely on such exemption.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 9, 2000, the Company held its 2000 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, stockholders of the Company were asked to consider a proposal to elect three Class III directors of the Company to serve until the 2003 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. William B. McGuire, Jr., William F. Paulsen and James M. Allwin were nominated by the Board of Directors to serve as Class III directors of the Company. Mr. McGuire received 20,149,358 votes in favor of his election with 185,577 votes withheld; Mr. Paulsen received 20,141,800 votes in favor of his election with 193,135 votes withheld; and Mr. Allwin received 20,144,297 votes in favor of his election with 190,637 votes withheld. As a result, Messrs. McGuire, Paulsen and Allwin were elected as Class III directors of the Company to serve until the 2003 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


3.1     Amended and Restated Agreement of Limited Partnership of
        Summit Properties Partnership, L.P. dated as of May 23, 2000
        (incorporated herein by reference to Exhibit 3.1 to the Operating Partnership's Current Report on Form 8-K filed on
        May 30, 2000, File No. 0-22411).
4.1 Supplemental Indenture No. 4, dated as of April 20, 2000, between the Operating Partnership and First Union National
        Bank, as trustee, including a form of Floating Rate
        Medium-Term Note and a form of Fixed Rate Medium-Term Note
        (incorporated herein by reference to Exhibit 4.2 to the Operating Partnership's Current Report on Form 8-K filed on
        April 28, 2000, File No. 0-22411).

10.1 Employment Agreement, dated as of January 10, 1994, by and between Summit Management Company and Randall M. Ell
        (incorporated herein by reference to Exhibit 10.2 to Summit
        Properties' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-12792).

10.2 Executive Severance Agreement, dated as of June 1, 2000, by and between Summit Properties and Randall M. Ell
        (incorporated herein by reference to Exhibit 10.3 to Summit
        Properties' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-12792).

10.3 Noncompetition Agreement, dated as of June 1, 2000, by and among Summit Properties, Summit Management Company and
        Randall M. Ell (incorporated herein by reference to Exhibit
        10.4 of Summit Properties' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-12792).

10.4 Indemnification Agreement, dated as of June 1, 2000, by and among Summit Properties, the Operating Partnership and
        Randall M. Ell (the form of indemnification agreement with Mr. Ell is incorporated herein by reference to Exhibit 10.3 to Summit Properties' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, File No. 1-12792).

10.5 Promissory Notes and Security Agreements, dated various dates from April 1, 1998 through May 17, 2000, evidencing loans in the aggregate amount of $358,399 to Randall M. Ell for the purpose of purchasing shares of Common Stock of Summit Properties (incorporated herein by reference to Exhibit 10.6 to Summit Properties' Quarterly Report on Form
        10-Q for the quarterly period ended June 30, 2000, File No.
        1-12792).

*12.1   Statement Regarding Calculation of Ratio of Earnings to
        Fixed Charges for the Six Months ended June 30, 2000.

*27.1   Financial Data Schedule--Six Months ended June 30, 2000 (for
        SEC use only).

---------------

* Filed herewith

(b) Reports on Form 8-K

On April 28, 2000, the Company filed a current report on Form 8-K dated April 20, 2000, in connection with the commencement of the Operating Partnership's new Medium-Term Note Program.

On May 30, 2000, the Company filed a Current Report on Form 8-K dated May 23, 2000, in connection with (i) an amendment to the Operating Partnership's Agreement of Limited Partnership (the "Partnership Agreement") which eliminated the preemptive rights of certain limited partners contained therein and (ii) the simultaneous amendment and restatement of the Partnership Agreement.

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

August 11, 2000                                            /s/ William F. Paulsen
--------------------------------------------    --------------------------------------------
(Date)                                                      William F. Paulsen,
                                                          Chief Executive Officer

August 11, 2000                                            /s/ Michael L. Schwarz
--------------------------------------------    --------------------------------------------
(Date)                                                      Michael L. Schwarz,
                                                        Executive Vice President and
                                                          Chief Financial Officer