Form 10-K
period 2000-12-31
SUMMIT PROPERTIES PARTNERSHIP L P
filed 2001-03-12
CIK 1034235

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

For the fiscal year ended December 31, 2000       Commission file number 0-22411

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.
             (Exact name of registrant as specified in its charter)

                             ---------------------

                   DELAWARE                                        56-1857809
        (State or other jurisdiction of                           (IRS Employer
        incorporation or organization)                         Identification No.)

           309 EAST MOREHEAD STREET
                   SUITE 200
           CHARLOTTE, NORTH CAROLINA                                  28202
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of common units of limited partnership interest ("Common Units") held by nonaffiliates of the Registrant, as of February 27, 2001 was $71,983,891 based on the last reported sale price of the Common Stock of Summit Properties Inc., a Maryland corporation and the sole general partner of the Registrant ("Summit Properties"), into which Common Units are redeemable under certain circumstances at the election of Summit Properties.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                   PAGE
----                                                                   ----
PART I

1.       Business....................................................     3

2.       Properties..................................................     9

3.       Legal Proceedings...........................................    12

4.       Submission of Matters to a Vote of Security Holders.........    12

PART II

5.       Market for Registrant's Common Equity and Related Partner
           Matters...................................................    13

6.       Selected Financial Data.....................................    14

7.       Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    16

7A.      Quantitative and Qualitative Disclosures about Market
           Risk......................................................    37

8.       Financial Statements and Supplementary Data.................    37

9.       Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................    37

PART III

10.      Directors and Executive Officers of Registrant..............    38

11.      Executive Compensation......................................    40

12.      Security Ownership of Certain Beneficial Owners and
           Management................................................    44

13.      Certain Relationships and Related Transactions..............    45

PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form
           8-K.......................................................    47

                                     PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Operating Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Forward-Looking Statements" on page 16 and elsewhere in this Form 10-K.

ITEM 1.  BUSINESS

THE OPERATING PARTNERSHIP

Summit Properties Partnership, L.P. (the "Operating Partnership") is an established leader in the development, acquisition, and management of luxury apartment communities. It has received numerous national awards including the "National Award for Customer Service" from CEL & Associates in 1998, 1999 and 2000. The Operating Partnership currently owns or holds an ownership interest in 64 completed communities comprised of 18,706 apartment homes with an additional 2,469 apartment homes under construction in seven new Communities (collectively, the "Communities"). The Operating Partnership is a fully integrated organization with multifamily development, construction, acquisition and management expertise. As of December 31, 2000, the Operating Partnership had approximately 600 employees.

The sole general partner of the Operating Partnership is Summit Properties Inc. ("Summit Properties"), a fully integrated real estate investment trust ("REIT"). Summit Properties' common stock, par value $.01 per share ("Common Stock"), is listed on the New York Stock Exchange under the symbol "SMT". The Operating Partnership's third party management and certain construction and other businesses are conducted through its subsidiaries, Summit Management Company, a Maryland corporation (the "Management Company"), and Summit Apartment Builders, Inc., a Florida corporation (the "Construction Company"). Except where otherwise explicitly noted, the "Operating Partnership" shall hereinafter refer to the Operating Partnership and its subsidiaries, the Management Company and the Construction Company.

The Operating Partnership, operating throughout the Southeast, Southwest, Midwest, and Mid-Atlantic states, has chosen to focus its current efforts in its seven largest core markets with a particular focus on the high growth areas of Washington, DC, Southeast Florida and Atlanta. In keeping with this strategy, the Operating Partnership has established city operating offices in each of these high growth markets. These city offices have direct responsibility for development, construction, and management of the Communities in their geographic markets. The Operating Partnership believes that this decentralized structure provides it with superior local knowledge and experience in each market.

OPERATING PHILOSOPHY

The Operating Partnership views customer service as its driving force and seeks to provide its residents with experienced, well-trained and attentive management staffs. Utilizing a hiring process known as "Success By Selection", the Operating Partnership distills potential candidates down to those who believe in superior customer service. Once hired, every associate enters into a comprehensive training program called "Ask for Action". This training program ensures that all associates have a clear understanding of their job responsibilities, the high standards of performance expected of them, and the importance of excellent customer service. The Operating Partnership has also developed five classes focusing on excellence in property management to provide on-going training and to further enhance associate productivity. The Company believes that this training regimen, along with the "Success by Selection" hiring process, is providing a higher quality management staff, evidenced by higher resident satisfaction at the Communities and lower associate turnover.

The Operating Partnership has long stressed the importance of developing strong customer relationships with its residents. The Operating Partnership's commitment to resident satisfaction is evidenced by its "Peak Services". Among the many Peak Services are: a 30 Day Happiness Guarantee where residents can move from the Operating Partnership's property without early lease termination charges if they are not satisfied with their home during the first 30 days; Same Day Maintenance Service and Emergency Maintenance available 24 hours a day; Business Services; Package Acceptance and Delivery; Loaner Living Accessories where the Operating Partnership provides convenience tools for the residents' use; No Nonsense Transfer Policy where residents can easily move from one Summit Community to another without incurring many of the additional fees normally associated with such a move; and a free current run Video Library.

The Operating Partnership believes that this commitment to service excellence, in addition to the upscale features of its Communities and premium locations in high growth markets, has allowed the Operating Partnership to charge market-leading rents to its residents while maintaining high occupancy rates.

GROWTH STRATEGIES

In addition to Superior Customer Service, the Operating Partnership has identified four other strategies to create long term value for its unitholders:
Efficient Capital Management; Strategic Market Selection; Decentralized, Fully Integrated Operating Teams; and Sound Risk Management.

Efficient Capital Management. The Operating Partnership has determined that currently its most efficient source of capital is contained within its existing portfolio of properties. By disposing of older communities in less desirable locations, and redeploying that capital in new communities in larger high growth markets, the Operating Partnership is able to create value in two ways. First, the Operating Partnership has historically realized higher cash flows, on average, from the newer communities where this "recycled capital" has been utilized as compared to the older communities which have provided the source of this capital. Secondly, this recycling has reduced the average age of the Operating Partnership's portfolio to approximately six years. This reduction in average age of the Operating Partnership's portfolio has resulted in lower maintenance costs and has allowed the Operating Partnership to better adapt its product to constantly changing market demands in terms of both size and amenities. Although the Operating Partnership anticipates continuing this strategy of reinvesting capital obtained from dispositions into the development of new communities, there can be no assurance that the Operating Partnership will be able to complete its disposition strategy or that assets identified for sale can be sold on terms that are satisfactory to the Operating Partnership or at all.

Strategic Market Selection. The Operating Partnership's strategy is to be the market-leading operator of luxury apartment homes in a carefully selected group of markets. The Operating Partnership seeks to maximize growth by focusing its operations in a select number of markets throughout the Southeast, Southwest, and Mid-Atlantic states with particular emphasis on the large high growth markets of Washington, DC, South Florida and Atlanta. These markets have typically experienced stronger upswings and recovered from downturns more quickly. The Operating Partnership believes that by operating in these markets it has a better opportunity to maximize the economic return from its Communities by optimizing the trade-off between increasing rental rates and maintaining high occupancy levels. Consistent with this strategy, the Operating Partnership is typically among the rental rate leaders in its markets. The Operating Partnership's affluent resident profile, well-trained property management staff, and management information systems support this strategy.

The Operating Partnership is currently in the process of exiting its smaller markets and reinvesting the sale proceeds into new communities in its larger core markets. The Operating Partnership believes this strategy will improve its financial performance by improving economies of scale, concentrating market knowledge, and increasing brand awareness.

For the year ended December 31, 2000, average rent per occupied apartment home for the Operating Partnership's fully stabilized Communities increased 2.4%, and property operating income from these Communities increased 5.5% for the same period. Average occupancy, rental revenue, and property operating income levels for the Operating Partnership's fully stabilized Communities are as follows for the years set forth below:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Average Physical Occupancy(1)...............................   94.6%    93.9%    93.3%
Average Monthly Rental Revenue per Occupied Apartment
  Home(1)...................................................  $ 886    $ 831    $ 763
Average Monthly Rental Revenue per Apartment Home Growth
  Rate......................................................    2.4%     2.2%     3.3%
Property Operating Income Growth Rate(2)....................    5.5%     6.0%     3.6%
Number of Communities(1)....................................     37       36       39

(1) The Operating Partnership also has two acquisition Communities, fourteen stabilized development Communities (i.e., stabilized after January 1, 1998) and fourteen Communities in lease-up. In 2000, average physical occupancy rates were 92.8% and 94.0% and average monthly rental revenue were $914 and $951 per occupied apartment home for acquisition Communities and stabilized development Communities, respectively. Annual averages for Communities in lease-up are not meaningful as the Communities were in various stages of construction/lease-up during the year.

(2) Property Operating Income is defined as total rental and other property revenues less property operating and maintenance expense (excluding depreciation and amortization).

Decentralized, Fully Integrated Operating Teams. The Operating Partnership has successfully integrated property management, development, and construction on a local level through its "City Team" concept. Each of the City Teams includes a developer adept at visualizing market opportunities, construction personnel who specialize in apartment buildings, and management personnel experienced in the marketing, leasing and maintenance of high-end apartment communities. Working within well understood corporate guidelines under the direction of senior management at the Operating Partnership's headquarters, these teams operate as autonomous units in each of our major markets. As a result, the Operating Partnership believes that it will be able to select the best sites in its markets, build high quality communities both in terms of architecture and construction techniques, and operate the communities to generate market leading rents while maintaining high occupancies. The Operating Partnership believes this integrated approach will create premium quality communities with increased customer satisfaction.

Sound Risk Management. The Operating Partnership practices sound risk management with respect to its portfolio of properties. Potential developments or acquisitions proposed by the various City Teams are vigorously reviewed by a panel of senior management of the Operating Partnership prior to construction starting or an acquisition occurring. Decisions are based on maintaining a diverse portfolio, whereby the economic factors of the Operating Partnership's aggregate property pool mitigate the risks of placing too much of the Operating Partnership's portfolio in one or two markets. The Operating Partnership believes that this combination of locally generated development opportunities, together with centralized review and assessment relative to how these local opportunities fit into the Operating Partnership's overall growth strategies, produces superior product with manageable risk.

DEVELOPMENT PROGRAM

Through its City Teams, the Operating Partnership maintains an active development program which provides a predictable and consistent stream of new revenues. Focusing on development allows the Operating Partnership to build desirable properties that generate premium rents. It also provides returns which generally exceed those achieved on acquisitions.

In 2000, the Operating Partnership completed development of eight Communities, adding 1,696 apartment homes to the Operating Partnership's portfolio. These eight Communities represent a total investment of approximately $161.2 million. The Communities completed in 2000 are Summit New Albany II located in Columbus, Ohio; Summit Largo located in Largo, Maryland; Summit Hunter's Creek located in Orlando, Florida; Summit Deer Creek located in Atlanta, Georgia; Summit Ashburn Farm located in Loudon County,

Virginia; Summit Russett II located in Laurel, Maryland; Summit Grandview located in Charlotte, North Carolina and Reunion Park by Summit located in Raleigh, North Carolina.

The Operating Partnership utilizes the Construction Company in addition to third-party general contractors to build its new Communities. Of the 2,469 apartment homes in development at December 31, 2000, 95.8% are being built by the Construction Company, which has resulted in higher quality construction, improved timeliness and cost savings.

As of December 31, 2000, the Operating Partnership had seven apartment Communities under construction (four of which are also in lease-up) containing 2,469 apartment homes, with a total budgeted cost of approximately $237.1 million.

The following provides summary information regarding the Communities under construction as of December 31, 2000 (dollars in thousands):

                                                           TOTAL                ESTIMATED   ANTICIPATED
                                             APARTMENT   ESTIMATED   COST TO     COST TO    CONSTRUCTION
COMMUNITY                                      HOMES       COSTS       DATE     COMPLETE     COMPLETION
---------                                    ---------   ---------   --------   ---------   ------------
Summit Deerfield -- Cincinnati, OH(1)......      498     $ 41,500    $ 35,210   $  6,290      Q3 2001
Summit Overlook -- Raleigh, NC.............      320       25,500      14,314     11,186      Q3 2001
Summit Crest -- Raleigh, NC................      438       30,700      21,148      9,552      Q3 2001
Summit Peachtree City -- Atlanta, GA.......      397       31,500      24,008      7,492      Q4 2001
Summit Grand Parc -- Washington, DC........      105       29,400      13,038     16,362      Q1 2002
Summit Brookwood -- Atlanta, GA............      359       41,500       2,208     39,292      Q4 2002
Summit Valley Brook -- Philadelphia, PA....      352       37,000       9,507     27,493      Q1 2003
Other development and construction
  costs(2).................................       --           --      43,149         --
                                               -----     --------    --------   --------
                                               2,469     $237,100    $162,582   $117,667
                                               =====     ========    ========   ========

(1) Summit Deerfield is under contract for sale expected in 2001 as part of the Operating Partnership's strategy to exit the Midwest markets. The Operating Partnership does not expect to realize a loss upon the sale of Summit Deerfield.

(2) Consists primarily of land held for development and other predevelopment costs.

The Operating Partnership is optimistic about the operating prospects of the Communities under construction. However, as with any development project, there are uncertainties and risks associated with the development of the Communities described above. While the Operating Partnership has prepared development budgets and has estimated completion and stabilization target dates based on what it believes are reasonable assumptions in light of current conditions, there can be no assurance that actual costs will not exceed current budgets or that the Operating Partnership will not experience construction delays due to the unavailability of materials, weather conditions or other events. Similarly, market conditions at the time these Communities become available for leasing will affect rental rates and the period of time necessary to achieve stabilization, and could result in achieving stabilization later than currently anticipated. See "Management's Discussions and Analysis of Financial Condition and Results of Operations -- Development Activity" for a discussion of uncertainties and risks associated with the Operating Partnership and development activity.

ACQUISITION AND DISPOSITION PROGRAM

While the Operating Partnership has emphasized development of new apartment communities as one of its strategies for growth, it also has the expertise to capitalize on expansion opportunities through the strategic acquisition of properties that meet the Operating Partnership's investment criteria. The Operating Partnership has acquired more than 9,102 apartment homes since its formation in 1994. Acquisitions have generally been concentrated in the Operating Partnership's core markets in order to further strengthen brand identity and operational efficiencies. The Operating Partnership's extensive local-market knowledge and development expertise give it an advantage in identifying and underwriting acquisition opportunities which the Operating Partnership believes will create shareholder value. In 2000, elevated purchase prices for acquisitions in the open market would have generally resulted in economic performance for those assets that were unattractive when compared to the potential economic performance of the Operating Partnership's development program. As a result, the Operating Partnership made no such open market acquisitions in 2000. However, this pricing dynamic also created an opportunity for the Operating Partnership to increase its disposition activity, thereby enhancing its Capital Recycling Program, which is dependent on the execution of attractively priced dispositions.

During 2000, the Operating Partnership disposed of seven communities for an aggregate sales price of approximately $104 million. For the most part, these communities were located outside the Operating Partnership's core markets and, as such, did not fit into the Operating Partnership's strategic market selection strategy. These proceeds provided the basis for the Operating Partnership's Capital Recycling Program.

Anticipating an increase in the pricing of open market acquisitions in some of its core markets, the Operating Partnership entered into separate joint ventures during 1998 with the sponsor of two apartment communities to be developed in Atlanta. The Operating Partnership owned a 49% interest in each of these two joint ventures. The terms of these joint ventures afforded the Operating Partnership the future opportunity to obtain full ownership of each of these communities at attractive prices. On August 1, 2000, the Operating Partnership purchased its joint venture partner's interest in each of these two communities, Summit Shiloh (182 apartment homes) and Summit Sweetwater (308 apartment homes), for an aggregate purchase price of approximately $36 million.

THE OPERATING PARTNERSHIP

As the sole general partner of the Operating Partnership, Summit Properties has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain voting rights of holders of the common units of limited partnership interest ("Common Units") including the consent of holders (including Summit Properties) of 85% of the Common Units in connection with a sale, transfer or other disposition of all or substantially all of the assets of the Operating Partnership, or any other transaction which would result in the recognition of a significant taxable gain to the holders of Common Units, and subject to certain voting rights of holders of the preferred units of limited partnership interest discussed below. Subject to the rights and preferences of the outstanding preferred units, Summit Properties' general and limited partnership interests in the Operating Partnership as of December 31, 2000, entitle it to share in 85.8% of the cash distributions from, and in the profits and losses of, the Operating Partnership.

Each Common Unit may be redeemed by the holder thereof for cash equal to the fair market value of a share of Summit Properties' Common Stock or, at the option of Summit Properties, an equivalent number of shares of Common Stock (subject to adjustment). Summit Properties presently determines on a case-by-case basis whether it will elect to issue shares of Common Stock in connection with a redemption of Common Units rather than paying cash. With each redemption of Common Units for Common Stock, Summit Properties' percentage ownership interest in the Operating Partnership will increase. Similarly, when Summit Properties acquires a share of Common Stock under its common stock repurchase program or otherwise, it simultaneously disposes of one Common Unit of the Operating Partnership. In addition, whenever Summit Properties issues shares of Common Stock for cash, Summit Properties will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to Summit Properties.

During 1999, the Operating Partnership issued 3.4 million Series B and 2.2 million Series C Cumulative Perpetual Preferred Units.

The Operating Partnership cannot be terminated, except in connection with a sale of all or substantially all of the assets of the Operating Partnership, for a period of 99 years from the date of formation without a vote of the limited partners of the Operating Partnership.

OPERATING PARTNERSHIP HISTORY

The Operating Partnership, a Delaware limited partnership, was formed on January 14, 1994 to continue and expand the multifamily development, construction, acquisition, operation, management and leasing businesses of the predecessor entities through which the Operating Partnership historically conducted operations prior to the initial public offering of Summit Properties (the "Summit Entities"). The Summit Entities were founded by Summit Properties' Co-Chairman of the Board, William B. McGuire, Jr. in 1972. In 1981, William F. Paulsen joined the predecessor to Summit Properties as Chief Executive Officer and shepherded the growth of its multifamily development and management activities.

The Executive offices of the Operating Partnership are located at 309 E. Morehead Street, Suite 200, Charlotte, North Carolina 28202. The Operating Partnership's telephone number is (704) 334-3000 and its facsimile number is
(704) 333-8340. The Operating Partnership also maintains offices in Atlanta, Georgia; Bethesda, Maryland; Ft. Lauderdale, Florida; Dallas, Texas and Raleigh, North Carolina.

2000 SIGNIFICANT EVENTS

On March 12, 2000, Summit Properties adopted a new common stock repurchase program pursuant to which Summit Properties is authorized to purchase up to an aggregate of $25 million of outstanding Common Stock. During 2000, Summit Properties repurchased 279,400 shares of Common Stock under the repurchase program for an aggregate purchase price, including commissions of approximately $5.5 million, or an average price of $19.80 per share.

On April 20, 2000, the Operating Partnership commenced a new program for the sale of up to $250 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance. The new program was established under Summit Properties' and the Operating Partnership's existing shelf registration statement. During 2000, the Operating Partnership issued notes with an aggregate principal amount of $52 million in connection with the new program.

COMPETITION

Within each market there are numerous housing alternatives that compete with the Operating Partnership's Communities in attracting residents. The Operating Partnership's Communities compete directly with other rental apartments, condominiums and single-family homes that are available for rent or sale in the markets in which the Operating Partnership's Communities are located. In addition, various entities, including insurance companies, pension and investment funds, partnerships, investment companies and other multifamily REITs, compete with the Operating Partnership for the acquisition of existing properties and the development of new properties, some of which may have greater resources than the Operating Partnership. The Operating Partnership competes against these firms and other housing alternatives by stressing its customer service, market presence and experience. Although the Operating Partnership believes that it has certain competitive advantages in its markets, competitive residential housing in a particular area could adversely affect the Operating Partnership's ability to lease apartment homes and to increase or maintain its rents.

ENVIRONMENTAL MATTERS

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required, in many instances regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at such property. The owner or operator of real estate may be held liable to a governmental entity or to third parties for property damage and for investigation and remediation costs incurred by such parties in connection with the contamination, which may be substantial. The presence of such substances, or the failure to properly remediate the contamination, may adversely affect the owner's ability to borrow against, sell or rent such property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. In connection with the ownership, operation, management and development of the Operating Partnership's Communities and other real properties, the Operating Partnership may be potentially liable for such damages and costs.

Certain federal, state and local laws, ordinances and regulations govern the removal, encapsulation and disturbance of asbestos-containing materials, or ACMs, when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws, ordinances and regulations may impose liability for release of ACMs and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership, operation, management and development of the Operating Partnership's Communities and other real properties, the Operating Partnership may be potentially liable for such costs.

The Operating Partnership's assessments of its Communities have not revealed any environmental liability that the Operating Partnership believes would have a material adverse effect on its business, assets, financial condition or results of operations, nor is the Operating Partnership aware of any other environmental conditions which would have such a material adverse effect. It is possible, however, that the Operating Partnership's assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Operating Partnership is unaware. Moreover, there can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of the Operating Partnership's Communities will not be affected by tenants, the condition of land or operations in the vicinity of the properties, such as the presence of underground storage tanks, or third parties unrelated to the Operating Partnership.

ITEM 2.  PROPERTIES

THE COMMUNITIES

As of December 31, 2000, the Operating Partnership owned 59 completed Communities and four Communities which are currently under construction and in lease-up, for a total of 18,926 apartment homes. Forty-four of the Communities have been completed since January 1, 1990 and, as of December 31, 2000, the average age of the completed Communities was approximately 6 years. The following is a summary of Communities by market:

                                                                           NUMBER OF    % OF TOTAL
                                                             NUMBER OF     APARTMENT    APARTMENT
                                                            COMMUNITIES      HOMES        HOMES
                                                            -----------    ---------    ----------
Washington, DC............................................      10           3,196         16.9%
Atlanta, Georgia..........................................       9           2,864         15.1%
Raleigh, North Carolina...................................       9           2,726         14.4%
Charlotte, North Carolina.................................      11           2,246         11.9%
South Florida.............................................       6           2,019         10.7%
Dallas, Texas.............................................       3           1,359          7.2%
Orlando, Florida..........................................       3             926          4.9%
Richmond, Virginia........................................       3             862          4.6%
Austin, Texas.............................................       2             856          4.5%
Cincinnati, Ohio..........................................       1             498          2.6%
Tampa, Florida............................................       3             480          2.5%
Columbus, Ohio............................................       1             428          2.3%
San Antonio, Texas........................................       1             250          1.3%
Philadelphia, Pennsylvania................................       1             216          1.1%
                                                                --          ------        -----
                                                                63          18,926        100.0%
                                                                ==          ======        =====

All of the Communities target middle to upper income apartment renters as customers and have amenities, apartment home sizes and mixes consistent with the desires of this resident population. The Communities are located throughout the Southeastern, Southwestern, Mid-Western and Mid-Atlantic United States.

The following table highlights certain information regarding the Communities:

                                                                                                                  AVERAGE   AVERAGE
                                                                                           AVERAGE     AVERAGE    MONTHLY   MONTHLY
                                                                               AVERAGE    PHYSICAL    PHYSICAL    RENTAL    RENTAL
                                                     NUMBER OF      YEAR      APARTMENT   OCCUPANCY   OCCUPANCY   REVENUE   REVENUE
MARKET AREA/COMMUNITY                LOCATION        APARTMENTS   COMPLETED     SIZE       2000(1)     1999(1)    2000(2)   1999(2)
---------------------                --------        ----------   ---------   ---------   ---------   ---------   -------   -------
ATLANTA
Summit Club at Dunwoody.......  Atlanta, GA                 324        1997       1,007        95.3        94.4   $   942   $   926
Summit Glen...................  Atlanta, GA                 242        1992         983        94.9        93.7       959       940
Summit on the River...........  Atlanta, GA                 352        1997       1,103        93.0        93.5       895       866
Summit St. Clair..............  Atlanta, GA                 336        1997         969        92.8        90.5     1,028     1,022
                                                     ----------               ---------   ---------   ---------   -------   -------
ATLANTA WEIGHTED AVERAGE..........................        1,254                   1,019        93.9        93.0       955       938

CHARLOTTE
Summit Arbors.................  Charlotte, NC               120        1986         944        96.4        94.6       921       890
Summit Crossing...............  Charlotte, NC               128        1985         978        93.8        93.1       715       707
Summit Foxcroft(4)............  Charlotte, NC               156        1979         940        94.1        90.5       707       702
Summit Norcroft...............  Charlotte, NC               162        1991       1,112        94.7        91.5       800       811
Summit Radbourne..............  Charlotte, NC               225        1991       1,006        96.6        90.9       778       785
Summit Simsbury...............  Charlotte, NC               100        1985         874        95.2        90.1       788       793
Summit Touchstone.............  Charlotte, NC               132        1986         899        94.7        90.6       703       714
                                                     ----------               ---------   ---------   ---------   -------   -------
CHARLOTTE WEIGHTED AVERAGE........................        1,023                     975        95.2        91.5       771       771

ORLANDO
Summit Fairways...............  Orlando, FL                 240        1996       1,302        95.2        94.1       886       894
Summit Sand Lake..............  Orlando, FL                 416        1995       1,035        94.1        92.8       807       828
                                                     ----------               ---------   ---------   ---------   -------   -------
ORLANDO WEIGHTED AVERAGE..........................          656                   1,133        94.5        93.3       836       852

RALEIGH
Summit Highland...............  Raleigh, NC                 172        1987         986        95.4        95.0       719       723
Summit Mayfaire...............  Raleigh, NC                 144        1995       1,047        95.4        95.4       781       773
Summit Square.................  Durham, NC                  362        1990         925        94.6        92.0       786       789
                                                     ----------               ---------   ---------   ---------   -------   -------
RALEIGH WEIGHTED AVERAGE..........................          678                     966        95.0        93.5       768       769

RICHMOND
Summit Breckenridge...........  Glen Allen, VA              300        1987         928        93.7        95.4       779       753
Summit Stony Point............  Richmond, VA                250        1986       1,045        94.0        94.3       828       799
Summit Waterford..............  Midlothian, VA              312        1990         995        94.1        93.8       737       742
                                                     ----------               ---------   ---------   ---------   -------   -------
RICHMOND WEIGHTED AVERAGE.........................          862                     986        93.9        94.5       778       762

SOUTH FLORIDA
Summit Aventura...............  Aventura, FL                379        1995       1,106        95.4        95.5     1,122     1,077
Summit Del Ray................  Delray Beach, FL            252        1993         968        94.1        92.9       907       890
Summit Palm Lake..............  W. Palm Beach, FL           304        1992         919        92.1        93.5       799       816
Summit Plantation I...........  Plantation, FL              262        1995       1,283        93.7        92.6     1,066     1,037
Summit Portofino..............  Broward County, FL          322        1995       1,307        95.9        93.4     1,047     1,008
                                                     ----------               ---------   ---------   ---------   -------   -------
SOUTH FLORIDA WEIGHTED AVERAGE....................        1,519                   1,119        94.4        93.7       996       972

TAMPA
Summit Gateway................  St. Petersburg, FL          212        1987         828        96.2        96.7       708       683
Summit Lofts..................  Palm Harbour, FL            200        1990       1,045        92.3        93.9       774       762
Summit Walk...................  Tampa, FL                    68        1993       1,614        95.0        94.0     1,110     1,118
                                                     ----------               ---------   ---------   ---------   -------   -------
TAMPA WEIGHTED AVERAGE............................          480                   1,030        94.4        95.1       792       778

WASHINGTON, D.C.
Summit Belmont................  Fredricksburg, VA           300        1987         881        97.1        95.5       739       700
Summit Fair Oaks..............  Fairfax, VA                 246        1990         938        96.0        98.2     1,142     1,012
Summit Meadow.................  Columbia, MD                178        1990       1,020        94.1        94.7     1,003       971
Summit Reston.................  Reston, VA                  418        1987         854        96.9        97.1     1,173     1,044
Summit Windsor................  Frederick, MD               453        1989         903        93.8        92.7       800       763
                                                     ----------               ---------   ---------   ---------   -------   -------
WASHINGTON, D.C. WEIGHTED AVERAGE.................        1,595                     905        95.6        95.4       962       886

WILMINGTON/NEWARK, DE
Summit Pike Creek.............  Newark, DE                  264        1988         899        96.2        95.2       898       860

DALLAS
Summit Belcourt...............  Dallas, TX                  180        1994         875        94.9        95.4     1,082     1,132
Summit Buena Vista............  Dallas, TX                  467        1996         925        92.3        90.6       855       874
                                                     ----------               ---------   ---------   ---------   -------   -------
DALLAS WEIGHTED AVERAGE...........................          647                     911        93.0        91.9       918       946

SAN ANTONIO
Summit Turtle Rock............  San Antonio, TX             250        1995         857        93.5        94.3       780       773

AUSTIN
Summit Arboretum..............  Austin, TX                  408        1996         847        96.1        92.9       882       834
                                                     ----------               ---------   ---------   ---------   -------   -------
TOTAL WEIGHTED AVERAGE OF COMMUNITIES STABILIZED
 IN 2000 AND 1999.................................        9,636                     991        94.6        93.7       886       865
                                                     ----------               ---------   ---------   ---------   -------   -------

                                   MORTGAGE
                                    NOTES
                                  PAYABLE AT
                                 DECEMBER 31,
                                     2000
MARKET AREA/COMMUNITY           (IN THOUSANDS)
---------------------           --------------
ATLANTA
Summit Club at Dunwoody.......          --
Summit Glen...................          (3)
Summit on the River...........          (3)
Summit St. Clair..............          (3)
ATLANTA WEIGHTED AVERAGE......

CHARLOTTE
Summit Arbors.................          --
Summit Crossing...............       3,985
Summit Foxcroft(4)............       2,519
Summit Norcroft...............          (3)
Summit Radbourne..............       8,294
Summit Simsbury...............          (5)
Summit Touchstone.............          (5)
CHARLOTTE WEIGHTED AVERAGE....

ORLANDO
Summit Fairways...............          --
Summit Sand Lake..............      13,990
ORLANDO WEIGHTED AVERAGE......

RALEIGH
Summit Highland...............          (3)
Summit Mayfaire...............          --
Summit Square.................          --
RALEIGH WEIGHTED AVERAGE......

RICHMOND
Summit Breckenridge...........          --
Summit Stony Point............          (6)
Summit Waterford..............          --
RICHMOND WEIGHTED AVERAGE.....

SOUTH FLORIDA
Summit Aventura...............          --
Summit Del Ray................          (3)
Summit Palm Lake..............          --
Summit Plantation I...........          (3)
Summit Portofino..............          --
SOUTH FLORIDA WEIGHTED AVERAGE

TAMPA
Summit Gateway................          (6)
Summit Lofts..................          --
Summit Walk...................          --
TAMPA WEIGHTED AVERAGE........
WASHINGTON, D.C.
Summit Belmont................          (6)
Summit Fair Oaks..............          --
Summit Meadow.................          (3)
Summit Reston.................          --
Summit Windsor................          (3)
WASHINGTON, D.C. WEIGHTED AVERAGE

WILMINGTON/NEWARK, DE
Summit Pike Creek.............          (6)

DALLAS
Summit Belcourt...............       9,386
Summit Buena Vista............      24,980
DALLAS WEIGHTED AVERAGE.......

SAN ANTONIO
Summit Turtle Rock............      10,634

AUSTIN
Summit Arboretum..............      19,567

TOTAL WEIGHTED AVERAGE OF COMMUNITIES STABILIZED
 IN 2000 AND 1999.............


                                                                                                                  AVERAGE   AVERAGE
                                                                                           AVERAGE     AVERAGE    MONTHLY   MONTHLY
                                                                               AVERAGE    PHYSICAL    PHYSICAL    RENTAL    RENTAL
                                                     NUMBER OF      YEAR      APARTMENT   OCCUPANCY   OCCUPANCY   REVENUE   REVENUE
MARKET AREA/COMMUNITY                LOCATION        APARTMENTS   COMPLETED     SIZE       2000(1)     1999(1)    2000(2)   1999(2)
---------------------                --------        ----------   ---------   ---------   ---------   ---------   -------   -------
STABILIZED DEVELOPMENT COMMUNITIES (7)
Summit Ballantyne.............  Charlotte, NC               400        1998       1,053        93.2        90.5       886       882
Summit Camino Real............  Dallas, TX                  712        1998         860        92.3        91.5       783       806
Summit Doral..................  Miami, FL                   260        1999       1,172        96.4        63.1     1,156       803
Summit Fair Lakes.............  Fairfax, VA                 530        1999         996        96.7        80.5     1,295       935
Summit Governor's Village.....  Raleigh, NC                 242        1999       1,134        92.6        83.7       872       857
Summit Lake...................  Raleigh, NC                 446        1999       1,075        93.6        80.3     1,265     1,190
Summit Las Palmas.............  Austin, TX                  448        1998         890        94.2        93.1       897       858
Summit New Albany.............  Columbus, OH                301        1998       1,235        94.5        83.2       844       806
Summit Norcroft II............  Charlotte, NC                54        1997       1,168        94.7        91.7       800       811
Summit Plantation II..........  Plantation, FL              240        1997       1,173        93.6        92.5     1,118     1,087
Summit Russett................  Laurel, MD                  314        1997         958        92.0        95.6     1,054       973
Summit Sedgebrook.............  Charlotte, NC               368        1999       1,017        92.3        84.1     1,155     1,052
Summit Stonefield.............  Yardley, PA                 216        1998       1,022        96.4        98.0     1,290     1,183
Summit Westwood...............  Raleigh, NC                 354        1999       1,112        95.4        68.3       814       644
                                                     ----------               ---------   ---------   ---------   -------   -------
                                                          4,885                   1,028        94.0        85.3       951       906
                                                     ----------               ---------   ---------   ---------   -------   -------
ACQUISITION COMMUNITIES
Summit Shiloh.................  Atlanta, GA                 182        2000       1,151        92.3         N/A       921       N/A
Summit Sweetwater.............  Atlanta, GA                 308        2000       1,151        93.1         N/A       909       N/A
                                                     ----------               ---------   ---------   ---------   -------   -------
                                                            490                   1,151        92.8                   914
                                                     ----------               ---------   ---------   ---------   -------   -------
TOTAL WEIGHTED AVERAGE OF STABILIZED
 COMMUNITIES......................................       15,011                   1,008        94.4        90.9       891       878
                                                     ----------               ---------   ---------   ---------   -------   -------
COMMUNITIES IN LEASE-UP(8)
Reunion Park by Summit........  Raleigh, NC                 248        2000         941        52.4         N/A       339       N/A
Summit Ashburn Farm...........  Loudon County, VA           162        2000       1,061        76.5         N/A       766       N/A
Summit Crest..................  Raleigh, NC                 438        2001       1,129         4.1         N/A        53       N/A
Summit Deer Creek.............  Atlanta, GA                 292        2000       1,187        66.5         3.7       774       242
Summit Deerfield..............  Cincinnati, OH              498        2001       1,189        9.43         N/A        92       N/A
Summit Fairview...............  Charlotte, NC               135        1983       1,036        95.2        87.5       812       818
Summit Grandview..............  Charlotte, NC               266        2000       1,082         9.9         N/A       186       N/A
Summit Hunter's Creek.........  Orlando, FL                 270        2000       1,082        61.6         3.0       769        95
Summit Largo..................  Largo, MD                   219        2000       1,042        95.7        29.4     1,117       563
Summit Lenox..................  Atlanta, GA                 431        1965         963        70.7        88.1       996       968
Summit New Albany II..........  Columbus, OH                127        2000       1,235        81.3        14.9       786       228
Summit Overlook...............  Raleigh, NC                 320        2001       1,056         0.3         N/A       N/A       N/A
Summit Peachtree City.........  Atlanta, GA                 397        2001       1,026         N/A         N/A       N/A       N/A
Summit Russett II.............  Laurel, MD                  112        2000       1,025        22.9         N/A       809       N/A
                                                     ----------               ---------
                                                          3,915                   1,078
                                                     ----------               ---------
TOTAL COMMUNITIES.................................       18,926                   1,011
                                                     ==========               =========

                                   MORTGAGE
                                    NOTES
                                  PAYABLE AT
                                 DECEMBER 31,
                                     2000
MARKET AREA/COMMUNITY           (IN THOUSANDS)
---------------------           --------------
STABILIZED DEVELOPMENT COMMUNITIES (7)
Summit Ballantyne.............          (3)
Summit Camino Real............      16,519
Summit Doral..................          --
Summit Fair Lakes.............      48,340
Summit Governor's Village.....          --
Summit Lake...................          --
Summit Las Palmas.............          (3)
Summit New Albany.............          --
Summit Norcroft II............          (3)
Summit Plantation II..........          (3)
Summit Russett................          --
Summit Sedgebrook.............          --
Summit Stonefield.............          --
Summit Westwood...............          --

ACQUISITION COMMUNITIES
Summit Shiloh.................          --
Summit Sweetwater.............          --

TOTAL WEIGHTED AVERAGE OF STABILIZED
 COMMUNITIES..................

COMMUNITIES IN LEASE-UP(8)
Reunion Park by Summit........          --
Summit Ashburn Farm...........          --
Summit Crest..................          --
Summit Deer Creek.............          --
Summit Deerfield..............          --
Summit Fairview...............          --
Summit Grandview..............          --
Summit Hunter's Creek.........          --
Summit Largo..................          --
Summit Lenox..................          --
Summit New Albany II..........          --
Summit Overlook...............          --
Summit Peachtree City.........          --
Summit Russett II.............          --

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

(3) Collateral for fixed rate mortgage of $140.6 million.

(4) Summit Foxcroft is held by a partnership in which the Operating Partnership is a 75% managing general partner.

(5) Collateral for a fixed rate mortgage of $8.3 million.

(6) Collateral for letters of credit in an aggregate amount of $38.3 million which serve as collateral for $37.4 million in tax exempt bonds.

(7) Communities that were stabilized in 2000 but were stabilized subsequent to January 1, 1998.

(8) Communities that were in lease-up during 2000. These Communities have, and are, leasing at a rate consistent with the Operating Partnership's expectations. As with any community in lease-up, there are uncertainties and risks associated with the Operating Partnership's communities in lease-up. While the Operating Partnership has estimated completion and stabilization budgets and target dates based on what it believes are reasonable assumptions in light of current conditions, there can be no assurance that actual costs will not exceed current budgets or that the Operating Partnership will not experience delays in reaching stabilization of such Communities.

Information with respect to total debt secured by 29 of the Operating Partnership's Communities having an aggregate net book value of approximately $468.5 million as of December 31, 2000, is as follows (in thousands):

                                                                FIXED RATE       VARIABLE RATE
                                                              ---------------    -------------
Total principal.............................................  $       307,036       $37,363
Interest rates range from...................................   6.24% to 9.80%          6.25%(1)
Weighted average interest rate..............................            6.86%          6.25%(1)
Annual debt service.........................................  $        24,932       $ 3,128(2)
Aggregate maturities for secured debt:
2001........................................................  $         6,663
2002........................................................           15,148
2003........................................................            7,384
2004........................................................            7,813
2005........................................................           42,785
Thereafter..................................................          264,606
                                                              ---------------
Total.......................................................  $       344,399
                                                              ===============

(1) Interest rate as of December 31, 2000.

(2) Annual debt service for variable rate loans represents 2000 costs and includes letter of credit fees and other bond related costs.

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

ITEM 3.  LEGAL PROCEEDINGS

Neither the Operating Partnership nor any of the Communities is presently subject to any material litigation nor, to the Operating Partnership's knowledge, is any litigation threatened against the Operating Partnership or any of the Communities, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Operating Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Operating Partnership's security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

There is no established public trading market for the Common Units. As of February 27, 2001, there were 118 holders of record of Common Units.

The Operating Partnership declared a distribution of $0.4375 per Common Unit for each of the four quarters in 2000, which was paid on May 15, 2000 for the first quarter, August 15, 2000 for the second quarter, November 15, 2000 for the third quarter and February 15, 2001 for the fourth quarter.

The Operating Partnership declared a distribution of $0.4175 per Common Unit for each of the four quarters in 1999, which was paid on May 13, 1999 for the first quarter, August 14, 1999 for the second quarter, November 12, 1999 for the third quarter, and February 14, 2000 for the fourth quarter.

During the three months ended December 31, 2000, the Operating Partnership issued Common Units in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in the amounts and for the consideration set forth below:

A. Summit Properties issued an aggregate of 34,473 shares of Common Stock pursuant to its Dividend Reinvestment and Stock Purchase Program. Summit Properties contributed the proceeds (approximately $797,000) of these sales to the Operating Partnership in consideration of an aggregate of 34,473 Common Units.

B. Summit Properties issued an aggregate of 1,550 shares of Common Stock in connection with restricted stock awards. Each time a share of Common Stock is issued in connection with such an award, the Operating Partnership issues a Common Unit to Summit Properties during the relevant period.

C. Summit Properties issued an aggregate of 44,500 shares of Common Stock pursuant to the exercise of stock options. Summit Properties has contributed the proceeds (approximately $616,000) of these option exercises to the Operating Partnership in consideration of an aggregate of 44,500 Common Units.

D. Summit Properties issued to a limited partner of the Operating Partnership 12,132 shares of Common Stock in exchange for the corresponding number of Common Units.

In light of the circumstances under which such Common Units were issued and information obtained by the Operating Partnership in connection with such transactions, management of Summit Properties, in its capacity as general partner of the Operating Partnership, believes that the Operating Partnership may rely on such exemption.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and other information on a consolidated historical basis for the Operating Partnership as of and for each of the years in the five-year period ended December 31, 2000. This table should be read in conjunction with the Consolidated Financial Statements of Summit Properties Partnership, L.P. and the Notes thereto included elsewhere herein (amounts in thousands, except per share and property information).

                            SELECTED FINANCIAL DATA
                SUMMIT PROPERTIES PARTNERSHIP, L.P. (HISTORICAL)

                                                          YEARS ENDED DECEMBER 31,
                                        ------------------------------------------------------------
                                           2000         1999         1998        1997        1996
                                        ----------   ----------   ----------   ---------   ---------
OPERATING INFORMATION:
Revenue
  Rental..............................  $  172,639   $  162,859   $  137,961   $ 110,105   $  89,093
  Interest and other..................      17,005       13,989        9,608       6,572       5,396
                                        ----------   ----------   ----------   ---------   ---------
Total.................................     189,644      176,848      147,569     116,677      94,489
                                        ----------   ----------   ----------   ---------   ---------
Property operating and maintenance
  expense (before depreciation).......      59,087       57,318       51,550      42,032      35,226
Interest expense......................      38,649       37,282       32,550      20,901      16,113
Depreciation and amortization.........      37,674       35,424       29,953      23,710      19,233
General and administrative expense....       4,752        3,876        3,861       2,740       2,557
Loss (income) from equity
  investments.........................       1,178          615          328        (274)        173
                                        ----------   ----------   ----------   ---------   ---------
Total.................................     141,340      134,515      118,242      89,109      73,302
                                        ----------   ----------   ----------   ---------   ---------
Income before gain on sale of real
  estate assets, extraordinary items
  and distributions to preferred
  unitholders in Operating
  Partnership.........................      48,304       42,333       29,327      27,568      21,187
Gain on sale of real estate assets....      38,510       17,427       37,148       4,366          --
                                        ----------   ----------   ----------   ---------   ---------
Income before extraordinary items and
  distributions to preferred
  unitholders in Operating
  Partnership.........................  $   86,814   $   59,760   $   66,475   $  31,934   $  21,187
                                        ==========   ==========   ==========   =========   =========
Net income available to common
  unitholders.........................  $   74,394   $   53,062   $   65,881   $  31,934   $  16,948
                                        ==========   ==========   ==========   =========   =========
Income per common unit before
  extraordinary items -- basic........  $     2.83   $     1.86   $     2.28   $    1.17   $    0.92
                                        ==========   ==========   ==========   =========   =========
Income per common unit before
  extraordinary items -- diluted......  $     2.81   $     1.86   $     2.28   $    1.17   $    0.92
                                        ==========   ==========   ==========   =========   =========
Net income available to common
  unitholders per unit -- basic.......  $     2.42   $     1.65   $     2.26   $    1.17   $    0.90
                                        ==========   ==========   ==========   =========   =========
Net income available to common
  unitholders per unit -- diluted.....  $     2.41   $     1.65   $     2.26   $    1.17   $    0.90
                                        ==========   ==========   ==========   =========   =========
Distributions per common unit.........  $     1.75   $     1.67   $     1.63   $    1.59   $    1.55
                                        ==========   ==========   ==========   =========   =========
Weighted average common units
  outstanding -- basic................      30,697       32,135       29,141      27,258      22,914
                                        ==========   ==========   ==========   =========   =========
Weighted average common units
  outstanding -- diluted..............      30,897       32,206       29,150      27,294      22,941
                                        ==========   ==========   ==========   =========   =========
BALANCE SHEET INFORMATION:
Real estate, before accumulated
  depreciation........................  $1,423,179   $1,284,818   $1,206,536   $ 913,033   $ 704,779
Total assets..........................   1,340,611    1,217,780    1,199,067     825,695     635,364
Total long-term debt..................     763,899      649,632      726,103     474,673     309,933
Partners' equity......................     531,128      518,670      416,512     311,570     303,416

                                                          YEARS ENDED DECEMBER 31,
                                        ------------------------------------------------------------
                                           2000         1999         1998        1997        1996
                                        ----------   ----------   ----------   ---------   ---------
OTHER INFORMATION:
Cash flow provided by (used in):
Operating activities..................  $   83,388   $   65,719   $   63,808   $  55,947   $  41,176
Investing activities..................    (118,197)     (39,751)    (219,170)   (175,907)   (103,971)
Financing activities..................      33,827      (24,675)     154,636     119,858      63,579
Funds from operations(1)..............  $   73,342   $   70,707   $   58,242   $  50,201   $  39,391
Total completed communities (at end of
  period).............................          59           65           66          61          51
Total apartment homes developed(2)....       1,696        1,650          973       1,454       1,061
Total apartment homes acquired........         490           --        3,557       1,434         262
Total apartment homes (at end of
  period)(3)..........................      17,273       16,765       16,631      14,462      11,788
Ratio of earnings to fixed
  charges(4)..........................        1.99         1.85         2.52        1.93        1.79

(1) The Operating Partnership considers funds from operations ("FFO") to be an appropriate measure of performance of an equity REIT. The Operating Partnership computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO, as defined by NAREIT, represents net income (loss) excluding gains or losses from sales of property, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles ("GAAP"). The Operating Partnership's methodology for calculating FFO may differ from the methodology for calculating FFO utilized by other real estate companies, and accordingly, may not be comparable to other real estate companies. The Operating Partnership believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Operating Partnership to incur and service debt and to make capital expenditures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Operating Partnership's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Operating Partnership's liquidity, nor is it indicative of funds available to fund the Operating Partnership's cash needs, including its ability to make dividend or distribution payments. FFO is calculated as follows (dollars in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                    2000      1999     1998     1997     1996
                                                   -------   -------  -------  -------  -------
    Income before gain on sale of real estate
      assets and extraordinary items.............  $35,884   $35,635  $29,327  $27,568  $21,187
    Management Company net gain on sale..........     (208)       --       --       --       --
    Real estate depreciation.....................   37,666    35,072   28,915   22,633   18,204
                                                   -------   -------  -------  -------  -------
    Funds from Operations........................  $73,342   $70,707  $58,242  $50,201  $39,391
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements relating to the operating performance of fully stabilized Communities, the development, acquisition or disposition of properties, estimated net asset value, anticipated construction completion and lease-up dates, and estimated development costs. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Operating Partnership. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Operating Partnership to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Factors which could have a material adverse effect on the operations and future prospects of the Operating Partnership include, but are not limited to: (1) economic conditions generally and the real estate market specifically, including changes in occupancy rates and market rents, (2) legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs")), (3) availability of capital, (4) interest rates, (5) uncertainties associated with the Operating Partnership's development activities, including the failure to obtain zoning and other approvals and increases in construction costs, (6) the failure of acquisitions to yield expected results, (7) the failure to sell Communities marketed for sale or to sell such Communities in a timely manner or on favorable terms, (8) construction delays due to the unavailability of materials, weather conditions or other delays, (9) competition which could limit the Operating Partnership's ability to secure attractive investment opportunities, lease apartment homes or increase or maintain rents, (10) supply and demand for apartment communities in the Operating Partnership's current and proposed market areas, especially the Operating Partnership's core markets, (11) changes in generally accepted accounting principles, or policies and guidelines applicable to REITs, and (12) those factors discussed in the section entitled "Operating Performance of the Operating Partnership's Fully Stabilized Communities," in the section entitled "Net Asset Value," and in the section entitled "Certain Factors Affecting the Performance of Development Communities," on pages 19, 32 and 35, respectively, of this report. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Effective January 1, 1999, the Operating Partnership implemented prospectively a new accounting policy whereby the cost of carpet replacements is capitalized and depreciated over their estimated useful lives. Previously, the cost of carpet replacement had been expensed. The Operating Partnership believes that the newly adopted accounting policy is preferable as it is consistent with standards and practices utilized by the majority of the Operating Partnership's peers and provides a better matching of expenses with the related benefit of the expenditure. The change in accounting policy is being treated prospectively as a change in accounting principle inseparable from a change in accounting estimate. The effect of this change for the years ended December 31, 2000 and 1999 was a net increase in net income of $1.5 million and $1.4 million, respectively. Comparative property operating information included in this section for the year ended December 31, 1998 has been adjusted to reflect the 1999 change in accounting policy. Carpet replacement expenditures for the entire portfolio of Communities for the years ended December 31, 2000, 1999 and 1998 were $1.7 million, $1.8 million and $1.7 million, respectively.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

Income before gain on sale of real estate assets and extraordinary items increased from 1998 ($29.3 million) to 1999 ($42.3 million) and from 1999 to 2000 ($48.3 million) primarily due to increased property operating income at stabilized Communities, as well as the addition of property operating income from Communities in lease-up, partially offset by a decrease in property income due to the disposition of Communities.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S PORTFOLIO OF COMMUNITIES

The operating performance of the Communities is summarized below (dollars in thousands):

                                        YEAR ENDED DECEMBER 31,           YEAR ENDED DECEMBER 31,
                                     ------------------------------    -----------------------------
                                       2000       1999     % CHANGE      1999      1998     % CHANGE
                                     --------   --------   --------    --------   -------   --------
Property revenues:
  Fully Stabilized
     Communities(1)................  $101,235   $ 97,346      4.0%     $ 85,499   $82,127       4.1%
  Acquisition Communities(2).......     2,194         --    100.0%       36,038    10,873     231.4%
  Stabilized Development
     Communities...................    55,269     46,914     17.8%       24,166    22,013       9.8%
  Communities in lease-up..........    16,654      6,394    160.5%       19,711     3,482     466.1%
  Communities sold.................    10,082     22,875    -55.9%        8,115    27,161     -70.1%
                                     --------   --------               --------   -------
Total property revenues............   185,434    173,529      6.9%      173,529   145,656      19.1%
                                     --------   --------               --------   -------
Property operating and maintenance
  expense:
  Fully Stabilized Communities.....    32,889     32,538      1.1%       28,216    28,096       0.4%
  Acquisition Communities..........       687         --    100.0%       12,873     3,256     295.4%
  Stabilized Development
     Communities...................    16,891     14,187     19.1%        7,157     6,545       9.4%
  Communities in lease-up..........     5,244      2,519    108.2%        5,758     1,337     330.7%
  Communities sold.................     3,376      8,074    -58.2%        3,314    10,572     -68.6%
                                     --------   --------               --------   -------
Total property operating and
  maintenance expense..............    59,087     57,318      3.1%       57,318    49,806      15.1%
                                     --------   --------               --------   -------
Property operating income..........  $126,347   $116,211      8.7%     $116,211   $95,850      21.2%
                                     ========   ========               ========   =======
Apartment homes, end of period.....    18,926     17,673      7.1%       17,673    18,003      -1.8%
                                     ========   ========               ========   =======

(1) Includes Communities which were stabilized during the entire period for each of the comparable periods presented.

(2) The 2000 and 1999 comparison includes the Communities acquired in 2000. The 1999 and 1998 comparison includes the Communities acquired in 1998. There were no Communities acquired in 1999.

A summary of the Operating Partnership's apartment homes for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                               2000      1999      1998
                                                              ------    ------    ------
Apartment homes at the beginning of the year................  17,673    18,003    14,981
Acquisitions................................................     490        --     3,558
Developments which began rental operations during the
  year......................................................   2,439     1,188     1,825
Sale of apartment homes.....................................  (1,676)   (1,518)   (2,361)
                                                              ------    ------    ------
Apartment homes at the end of the year(1)...................  18,926    17,673    18,003
                                                              ======    ======    ======

(1) The Operating Partnership owns a 25% interest in a joint venture which owns 1,433 apartment homes.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S FULLY STABILIZED
COMMUNITIES

The operating performance of the Fully Stabilized Communities is summarized below (dollars in thousands except average monthly rental revenue):

                                           YEAR ENDED DECEMBER 31,        YEAR ENDED DECEMBER 31,
                                         ----------------------------   ----------------------------
                                          2000      1999     % CHANGE    1999      1998     % CHANGE
                                         -------   -------   --------   -------   -------   --------
Property revenues:
  Rental...............................  $94,501   $91,411      3.4%    $80,163   $77,800      3.0%
  Other................................    6,734     5,935     13.5%      5,336     4,327     23.3%
                                         -------   -------              -------   -------
Total property revenues................  101,235    97,346      4.0%     85,499    82,127      4.1%
                                         -------   -------              -------   -------
Property operating and maintenance
  expense:
  Personnel............................    6,265     7,080    -11.5%      6,539     6,185      5.7%
  Advertising and promotion............    1,310     1,318     -0.6%      1,154     1,179     -2.1%
  Utilities............................    4,533     4,436      2.2%      3,976     3,919      1.5%
  Building repairs and
     maintenance(1)....................    5,060     5,141     -1.6%      4,877     4,780      2.0%
  Real estate taxes and insurance......   11,159    10,471      6.6%      8,117     8,495     -4.4%
  Property supervision.................    2,831     2,415     17.2%      2,134     2,012      6.1%
  Other operating expense..............    1,731     1,677      3.2%      1,419     1,526     -7.0%
                                         -------   -------              -------   -------
Total property operating and
  maintenance expense..................   32,889    32,538      1.1%     28,216    28,096      0.4%
                                         -------   -------              -------   -------
Property operating income..............  $68,346   $64,808      5.5%    $57,283   $54,031      6.0%
                                         =======   =======              =======   =======
Average physical occupancy.............     94.6%     93.7%     1.0%       93.9%     93.4%     0.5%
                                         =======   =======              =======   =======
Average monthly rental revenue.........  $   886   $   865      2.4%    $   831   $   813      2.2%
                                         =======   =======              =======   =======
Number of apartment homes..............    9,636     9,636                8,755     8,755
                                         =======   =======              =======   =======
Number of apartment communities........       37        37                   36        36
                                         =======   =======              =======   =======

(1) Effective January 1, 1999, the Operating Partnership implemented prospectively a new accounting policy whereby expenditures for carpet replacement are capitalized. Previously, the cost of carpet replacement had been expensed. While the 1998 historical financial statements have not been restated to reflect the change, for comparative purposes only, fully stabilized Communities' building repairs and maintenance cost for the year ended December 31, 1998 has been adjusted in the table above to reflect the new policy. Carpet replacement costs for comparison of the years ended December 31, 2000 and 1999 were $1.3 million and $1.2 million, respectively. Carpet replacement costs for comparison of the years ended December 31, 1999 and 1998 were $1.3 million and $1.1 million, respectively.

Rental and other revenue increased from 1999 to 2000 due to higher rental rates, higher occupancy rates and increased revenue from sources other than rental income such as telephone, cable and water submeter income. The 4.0% property revenue growth rate was stable when compared to the prior year rate of growth. The growth rate for 2000 was especially strong in the Washington, DC and Austin markets. In 2001, the Operating Partnership expects the rate of growth to remain steady as permit issuances generally decline in the markets where the Operating Partnership operates. The Operating Partnership believes its expectations relative to property revenue growth are based on reasonable assumptions as to future economic conditions and the quantity of competitive multi-family apartment communities in the markets in which the Operating Partnership does business. However, there can be no assurance that actual results will not differ from these assumptions.

Property operating and maintenance expenses increased by 1.1% from 1999 to 2000. As a percentage of total property revenues, property operating and maintenance expense decreased to 32.5% from 33.4% for the years ended December 31, 2000 and 1999, respectively. The Operating Partnership expects the rate of operating expense growth to increase in 2001 as a result of upward pressure on operating expenses, particularly personnel costs and real estate taxes.

Rental and other revenue increased from 1998 to 1999 primarily due to higher rental rates, higher occupancy rates and increased revenue from sources of income such as water submeter, cable and telephone income. Property operating and maintenance expenses were relatively stable from 1998 to 1999, increasing by 0.4%. As a percentage of total property revenues, property operating and maintenance expenses decreased to 33.0% from 34.2% for the years ended December 31, 1999 and 1998, respectively.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S ACQUISITION COMMUNITIES

Acquisition Communities for the year ended December 31, 2000 consist of Summit Sweetwater and Summit Shiloh, (representing a total of 490 apartment homes) both of which were acquired on August 1, 2000. Acquisition Communities used in the comparison of the years ended December 31, 1999 and 1998 consist of the following: Summit St. Clair, Summit Club at Dunwoody and Summit Lenox (representing a total of 1,093 apartment homes) and seven communities (representing a total of 2,465 apartment homes) which were acquired from Ewing Industries and its affiliates in 1998 (the "Texas Acquisition Communities") (a total of 3,558 apartment homes). Summit Las Palmas (448 apartment homes), one of the Texas Acquisition Communities, was acquired effective December 31, 1998 and, accordingly, its rental operations for 1998 are not reflected in the Operating Partnership's financial statements for such year. There were no Community acquisitions during 1999. The operations of these Communities are summarized as follows (dollars in thousands except average monthly rental revenue):

                                                 YEAR ENDED DECEMBER 31,      YEAR ENDED DECEMBER 31,
                                                 -----------------------      ------------------------
                                                   2000          1999           1999           1998
                                                 --------      ---------      ---------      ---------
Property revenues:
  Rental.......................................   $2,016        $    --        $34,116        $10,427
  Other........................................      178             --          1,922            446
                                                  ------        -------        -------        -------
Total property revenues........................    2,194             --         36,038         10,873
Property operating and maintenance
  expense(1)...................................      687             --         12,873          3,256
                                                  ------        -------        -------        -------
Property operating income......................   $1,507        $    --        $23,165        $ 7,617
                                                  ======        =======        =======        =======
Average physical occupancy(2)..................     92.8%            --           91.9%          95.6%
                                                  ======        =======        =======        =======
Average monthly rental revenue.................   $  914             --        $   876        $   936
                                                  ======        =======        =======        =======
Number of apartment homes:
  1998 Acquisitions............................       --             --          3,558          3,558
  2000 Acquisitions............................      490             --             --             --
                                                  ------        -------        -------        -------
Total number of apartment homes................      490             --          3,558          3,558
                                                  ======        =======        =======        =======

(1) Effective January 1, 1999, the Operating Partnership implemented prospectively a new accounting policy whereby expenditures for carpet replacement are capitalized. Previously, the cost of carpet replacement had been expensed. While the 1998 historical financial statements have not been restated to reflect the change, for comparative purposes only, acquisition Communities' property operating and maintenance expense for the year ended December 31, 1998 has been adjusted in the table above to reflect the new policy. Carpet replacement costs for the year ended December 31, 2000 were $8,000. Carpet replacement costs for comparison of the years ended December 31, 1999 and 1998 were $217,000 and $3,000, respectively.

(2) Since the Ewing properties were acquired mid-fourth quarter 1998, their impact on average monthly rental revenue for the year ended December 31, 1998 was minimal. Average monthly rental revenue for the years ended December 31, 1999 and 1998 for Summit St. Clair, Summit Club at Dunwoody and Summit Lenox were $967 and $936, respectively.

The unleveraged yield on investment for the Communities acquired during 2000, defined as property operating income on an annualized basis divided by total acquisition cost, for the year ended December 31, 2000 was 10.2%.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S STABILIZED DEVELOPMENT COMMUNITIES

The Operating Partnership had fourteen Communities with a total of 4,885 apartment homes (Summit Ballantyne, Summit Norcroft II, Summit Sedgebrook, Summit Governor's Village, Summit Lake, Summit Westwood, Summit New Albany I, Summit Fair Lakes, Summit Stonefield, Summit Russett I, Summit Doral, Summit Plantation II, Summit Las Palmas, and Summit Camino Real) which were stabilized during the entire year ended December 31, 2000, but were stabilized subsequent to January 1, 1998. The comparison of the years ended December 31, 1999 and 1998 represents a total of 2,212 apartment homes (Summit Ballantyne I, Summit Fairways, Summit Lake I, Summit Norcroft II, Summit Plantation II, Summit on the River, Summit Russett I, Summit Sedgebrook I and Summit Stonefield).

The operating performance of the stabilized development Communities is summarized below (dollars in thousands except average monthly rental revenue):

                                                YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                                ------------------------      ------------------------
                                                  2000           1999           1999           1998
                                                ---------      ---------      ---------      ---------
Property revenues:
  Rental......................................   $51,409        $44,073        $22,557        $20,722
  Other.......................................     3,860          2,841          1,609          1,291
                                                 -------        -------        -------        -------
Total property revenues.......................    55,269         46,914         24,166         22,013
Property operating and maintenance
  expense(1)..................................    16,891         14,187          7,157          6,545
                                                 -------        -------        -------        -------
Property operating income.....................   $38,378        $32,727        $17,009        $15,468
                                                 =======        =======        =======        =======
Average physical occupancy....................      94.0%          85.3%          93.6%          88.4%
                                                 =======        =======        =======        =======
Average monthly rental revenue................   $   951        $   906        $   928        $   903
                                                 =======        =======        =======        =======
Number of apartment homes.....................     4,885          4,885          2,212          2,212
                                                 =======        =======        =======        =======

(1) Effective January 1, 1999, the Operating Partnership implemented prospectively a new accounting policy whereby expenditures for carpet replacement are capitalized. Previously, the cost of carpet replacement had been expensed. While the 1998 historical financial statements have not been restated to reflect the change, for comparative purposes only, stabilized development Communities' property operating and maintenance expense for the year ended December 31, 1998 has been adjusted in the table above to reflect the new policy. Carpet replacement costs for comparison of the years ended December 31, 2000 and 1999 were $343,000 and $174,000, respectively. Carpet replacement costs for comparison of the years ended December 31, 1999 and 1998 were $167,000 and $79,000, respectively.

The unleveraged yield on those Communities considered stabilized development Communities in 2000, defined as property operating income divided by total development cost, for the year ended December 31, 2000 was 10.5%.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S COMMUNITIES IN LEASE-UP

The Operating Partnership had fourteen Communities in lease-up during the year ended December 31, 2000. A Community in lease-up is defined as one that has commenced rental operations during the current year but was not stabilized as of the beginning of the current year. The following is a summary of twelve of the fourteen Communities in lease-up during 2000:

                                                          ACTUAL/                                    % LEASED
                                            NUMBER OF   ANTICIPATED       ACTUAL/       AVERAGE       AS OF
                                            APARTMENT   CONSTRUCTION    ANTICIPATED    OCCUPANCY   DECEMBER 31,
COMMUNITY                                     HOMES      COMPLETION    STABILIZATION     2000          2000
---------                                   ---------   ------------   -------------   ---------   ------------
Summit New Albany II -- Columbus, OH(1)...      127       Q1 2000         Q2 2000        81.3%         93.7%
Summit Largo -- Largo, MD(1)..............      219       Q1 2000         Q1 2000        95.7%         99.1%
Summit Hunter's Creek -- Orlando, FL(1)...      270       Q1 2000         Q3 2000        61.6%         91.9%
Summit Deer Creek -- Alpharetta, GA(1)....      292       Q2 2000         Q3 2000        66.5%         95.5%
Summit Ashburn Farm -- Loudon County,
  VA(1)...................................      162       Q3 2000         Q3 2000        76.5%         99.4%
Reunion Park by Summit -- Raleigh,
  NC(1)...................................      248       Q3 2000         Q4 2000        52.4%         99.2%
Summit Russett II -- Laurel, MD...........      112       Q4 2000         Q1 2001        22.9%         52.7%
Summit Grandview -- Charlotte, NC.........      266       Q4 2000         Q4 2001         9.9%         54.9%
Summit Deerfield -- Cincinnati,
  OH(2)(3)................................      498       Q3 2001         Q2 2002         9.4%         22.1%
Summit Overlook -- Raleigh, NC(2).........      320       Q3 2001         Q1 2001         0.3%          0.3%
Summit Crest -- Raleigh, NC(2)............      438       Q3 2001         Q2 2002         4.1%         13.9%
Summit Peachtree City -- Atlanta, GA(2)...      397       Q4 2001         Q4 2002         0.0%          1.5%
                                              -----
                                              3,349
                                              =====

(1) These properties stabilized during 2000.

(2) These properties are included in the Construction in Progress category at December 31, 2000.

(3) Summit Deerfield is under contract for sale expected during 2001 as part of he Operating Partnership's strategy to exit the Midwest markets. The Operating Partnership does not expect to realize a loss upon the sale of Summit Deerfield.

In addition to the Communities listed in the table above, Summit Fairview, located in Charlotte, North Carolina, and Summit Lenox, located in Atlanta, Georgia, are existing Communities of the Operating Partnership which underwent major renovations during 2000. The renovations included upgrades of the interior of the apartment homes (new cabinets, fixtures and other interior upgrades), and upgrades to the parking lots and landscaping, as well as exterior painting of buildings. The renovations required certain apartment homes to be unavailable for rental over the course of the projects. The operations of Summit Fairview and Summit Lenox are included in lease-up Communities results due to the renovation work. The renovation work at Summit Fairview was complete at December 31, 2000 and the renovation work at Summit Lenox was substantially complete at December 31, 2000.

The Operating Partnership had fourteen Communities with 3,148 apartment homes in lease up during the year ended December 31, 1999 (Summit Ballantyne II, Summit New Albany I, Summit Fair Lakes I, Summit Governor's Village, Summit Lake II, Summit Westwood, Summit Sedgebrook II, Summit Fair Lakes II, Summit Doral, Summit New Albany II, Summit Largo, Summit Hunter's Creek, Summit Deer Creek and Summit Fairview).

The operating performance of the Operating Partnership's lease-up Communities is summarized as follows (dollars in thousands):

                                                    YEAR ENDED DECEMBER 31,    YEAR ENDED DECEMBER 31,
                                                    -----------------------    -----------------------
                                                      2000           1999        1999           1998
                                                    ---------      --------    ---------      --------
Property revenues:
  Rental..........................................   $15,327        $6,075      $18,507        $3,231
  Other...........................................     1,327           319        1,204           251
                                                     -------        ------      -------        ------
Total property revenues...........................    16,654         6,394       19,711         3,482
Property operating and maintenance expense(1).....     5,244         2,519        5,758         1,337
                                                     -------        ------      -------        ------
Property operating income.........................   $11,410        $3,875      $13,953        $2,145
                                                     =======        ======      =======        ======
Number of apartment homes.........................     3,915         3,915        3,148         3,148
                                                     =======        ======      =======        ======

(1) Effective January 1, 1999, the Operating Partnership implemented prospectively a new accounting policy whereby expenditures for carpet replacement are capitalized. Previously, the cost of carpet replacement had been expensed. While the 1998 historical financial statements have not been restated to reflect the change, for comparative purposes only, lease-up Communities' property operating and maintenance expense for the year ended December 31, 1998 has been adjusted in the table above to reflect the new policy. Carpet replacement costs for comparison of the years ended December 31, 2000 and 1999 were $14,000 and $23,000, respectively. Carpet replacement costs for comparison of the years ended December 31, 1999 and 1998 were $16,000 and $21,000, respectively.

OPERATING PERFORMANCE OF THE OPERATING PARTNERSHIP'S DISPOSITION COMMUNITIES

Disposition communities consist of the former Summit Creekside, Summit Eastchester, Summit Sherwood, Summit River Crossing, Summit Blue Ash, Summit Park and Summit Village, all of which were sold during the year ended December 31, 2000 (the "2000 Dispositions"). The 2000 Dispositions resulted in the Operating Partnership receiving net proceeds on sale of approximately $102.4 million. The 1999 disposition communities consist of the former Summit Hampton, Summit Oak, Summit Beacon Ridge, Summit Heron's Run, Summit McIntosh, Summit Perico and Summit East Ridge (the "1999 Dispositions"). The 1999 to 1998 comparison below consists of the 2000 Dispositions, the 1999 Dispositions as well as the following communities sold during 1998 (referred to herein using former community names): Summit Providence, Summit Springs, Summit Old Town, Summit Creek, Summit Green, Summit Hill, Summit Hollow and Summit Station. The operating performance of these communities is summarized below (dollars in thousands):

                                                   YEAR ENDED DECEMBER 31,     YEAR ENDED DECEMBER 31,
                                                   ------------------------    -----------------------
                                                     2000           1999         1999          1998
                                                   ---------      ---------    --------      ---------
Property revenues:
  Rental.........................................   $ 9,386        $21,299      $7,518        $25,782
  Other..........................................       696          1,576         597          1,379
                                                    -------        -------      ------        -------
Total property revenues..........................    10,082         22,875       8,115         27,161
Property operating and maintenance expense(1)....     3,376          8,074       3,314         10,572
                                                    -------        -------      ------        -------
Property operating income........................   $ 6,706        $14,801      $4,801        $16,589
                                                    =======        =======      ======        =======
Number of apartment homes........................     1,676          3,194       1,518          3,879
                                                    =======        =======      ======        =======

(1) Effective January 1, 1999, the Operating Partnership implemented prospectively a new accounting policy whereby expenditures for carpet replacement are capitalized. Previously, the cost of carpet replacement had been expensed. While the 1998 historical financial statements have not been restated to reflect the change, for comparative purposes only, disposition Communities' property operating and maintenance expense for the year ended December 31, 1998 has been adjusted in the table above to reflect the new policy. Carpet replacement costs for comparison of the years ended December 31, 2000 and 1999 were

    $163,000 and $366,000, respectively. Carpet replacement costs for comparison of the years ended December 31, 1999 and 1998 were $155,000 and $504,000, respectively.

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

The Management Company is accounted for under the equity method of accounting. The operating performance of the Management Company and its wholly owned subsidiary, the Construction Company, is summarized below (dollars in thousands):

                                      YEAR ENDED DECEMBER 31,         YEAR ENDED DECEMBER 31,
                                   -----------------------------    ----------------------------
                                    2000       1999     % CHANGE     1999      1998     % CHANGE
                                   -------    ------    --------    ------    ------    --------
Revenues:
  Management fees charged to
     Operating Partnership.......  $ 5,735    $4,972      15.3%     $4,972    $3,884      28.0%
  Third party management fee
     revenue.....................    1,103     1,263     -12.7%      1,263     1,177       7.3%
  Construction revenue...........    2,494     1,774      40.6%      1,774     1,141      55.5%
  Gain on sale of real estate
     assets......................      238        --     100.0%         --        --       0.0%
  Other revenue..................      372       844     -55.9%        844       194     335.1%
                                   -------    ------                ------    ------
          Total revenue..........    9,942     8,853      12.3%      8,853     6,396      38.4%
                                   -------    ------                ------    ------
Expenses:
  Operating......................    9,398     8,699       8.0%      8,699     5,893      47.6%
  Depreciation...................      313       284      10.2%        284       244      16.4%
  Amortization...................      303       289       4.8%        289       286       1.0%
  Interest.......................      677       300     125.7%        300       300       0.0%
                                   -------    ------                ------    ------
          Total expenses.........   10,691     9,572      11.7%      9,572     6,723      42.4%
                                   -------    ------                ------    ------
Loss before extraordinary
  items..........................     (749)     (719)      4.2%       (719)     (327)    119.9%
Extraordinary items..............      (30)       --     100.0%         --        --       0.0%
                                   -------    ------                ------    ------
Net loss.........................  $  (779)   $ (719)      8.3%     $ (719)   $ (327)    119.9%
                                   =======    ======                ======    ======

The increase in operating revenue for the year ended 2000 over 1999 was primarily the result of an increase in the management fee charged to the Operating Partnership's Communities from 2.50% in 1999 to 2.75% in 2000 and higher revenues from increased construction activity at the Construction Company. The increase in management fee is the first increase since Summit Properties' initial public offering in 1994. The increase in interest expense resulted from an inter-company loan made to the Management Company by the Operating Partnership in late 1999 for the purpose of purchasing a parcel of land in Raleigh, North Carolina. The Management Company sold such parcel of land on February 29, 2000 resulting in a gain on sale of $238,000. The increase in operating expenses for the year was a result of increased construction activities and increased personnel at the Management Company in order to better support the Operating Partnership's growth objectives, including improving the operating performance of its stabilized Communities.

Third party apartment homes under management were 1,723, 2,435 and 3,310 during the years ended December 31, 2000, 1999 and 1998, respectively. Property management fees included $1.1 million, $1.3 million and $1.2 million of fees from third parties for the years ended December 31, 2000, 1999 and 1998, respectively. Property management fees from third parties as a percentage of total property management revenues were 16.1%, 20.3% and 23.3% for the years ended December 31, 2000, 1999 and 1998, respectively. The Operating Partnership expects third party management revenue as a percentage of total property management revenue to continue to decline.

All of the Construction Company's revenues are from contracts with the Operating Partnership.

OTHER INCOME AND EXPENSES

Interest income increased by $562,000 to $3.6 million in 2000 compared to 1999, primarily due to interest earned on notes receivable of approximately $809,000 as well as an increase of approximately $429,000 in interest earned on employee stock loans over 1999, offset by a decrease in interest earned on proceeds from property sales placed in escrow in accordance with like-kind exchange income tax regulations of approximately $739,000. Interest income increased by $1.9 million to $3.0 million in 1999 compared to 1998, primarily due to interest earned in 1999 on the proceeds from property sales placed in escrow in accordance with like-kind exchange income tax regulations.

Other income increased by $329,000 to $618,000 in 2000 compared to 1999, primarily as a result of a credit enhancement fee earned in connection with a property that is being developed for the Operating Partnership by a third party, as well as dividends earned on an equity investment. Other income decreased by $560,000 to $289,000 in 1999 compared to 1998, primarily as a result of an incentive fee earned in connection with a property that the Operating Partnership had developed and managed for a third party in 1998.

Depreciation expense increased by $2.2 million, or 6.3%, to $36.6 million in 2000 compared to 1999, primarily due to depreciation expense related to the Operating Partnership's 2000 acquisitions and increased depreciation of Communities in lease-up. Depreciation expense increased by $5.4 million, or 18.7%, to $34.4 million in 1999 compared to 1998 due to an increase in depreciation expense related to the 1998 acquisitions and Communities in lease-up.

Interest expense, including amortization of deferred financing costs, increased by $1.4 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. The increase was primarily the result of an increase of $56.4 million in the Operating Partnership's average indebtedness outstanding and an increase in the effective interest rate of 0.39% (6.65% to 7.04%) in 2000 as compared to the same period in 1999.

Interest expense, including amortization of deferred financing costs, increased by $4.8 million during the year ended December 31, 1999 as compared to the year ended December 31, 1998. The increase was primarily the result of an increase of $104.7 million in the Operating Partnership's average indebtedness outstanding offset by a decrease in the effective interest rate of .07% (6.72% to 6.65%) in 1999 as compared to the same period in 1998.

General and administrative expenses have remained relatively stable as a percentage of total revenues. As a percentage of total revenues, general and administrative expenses were 2.5%, 2.2% and 2.6% in 2000, 1999 and 1998, respectively.

The $38.5 million gain on sale of assets in 2000 resulted from the disposition of seven communities. The seven communities sold were:

                       COMMUNITY                              LOCATION
                       ---------                              --------
                   Summit Creekside                       Hickory, NC
                   Summit Sherwood                        Winston-Salem, NC
                   Summit Eastchester                     High Point, NC
                   Summit River Crossing                  Indianapolis, IN
                   Summit Blue Ash                        Blue Ash, OH
                   Summit Park                            Forest Park, OH
                   Summit Village                         Atlanta, GA

The Communities disposed of in 2000 were part of the Operating Partnership's plan to dispose of assets that no longer meet its growth objectives or to make desired changes in the number of apartment homes in each of the Operating Partnership's markets. The Operating Partnership believes that by concentrating its efforts and capital in a limited number of large markets it will gain a competitive advantage as it improves operational efficiencies, builds a more significant brand name and improves market knowledge. Also, by disposing of assets that no longer meet the Operating Partnership's long-term growth objectives, capital is provided to fund the development of new, higher growth assets. The $17.4 million gain on the sale of assets in 1999 resulted from the disposition of seven communities. The $37.1 million gain on sale of assets in 1998 resulted from the sale of eight communities.

The extraordinary items in the year ended December 31, 1998 resulted from the write-off of deferred financing costs in connection with the replacement by the Operating Partnership of a prior unsecured credit facility and prepayment penalties incurred on six mortgage notes which were repaid during the period.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

The Operating Partnership's net cash provided by operating activities increased from $65.7 million for the year ended December 31, 1999 to $83.4 million for the same period in 2000, primarily due to a $5.8 million increase in property operating income, a $1.2 million accrual of vested stock awards at December 31, 2000, a $2.9 million increase in depreciation and amortization and a $4.8 million decrease in cash used in accounts payable and accrued expenses.

Net cash used in investing activities increased from $39.8 million for the year ended December 31, 1999 to $118.2 million for the same period in 2000 due to approximately $33.1 million in cash expended for acquisition Communities during 2000 and an approximate $5.7 million decrease in proceeds from the sale of Communities from 1999 to 2000. In addition, the Operating Partnership funded approximately $168.6 million of construction and land acquisition activity during 2000, a $40.8 million increase over 1999. Proceeds from the sale of Communities during 2000 represent funds expended from like-kind exchange escrows. In the event that the proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or Operating Partnership level tax may be incurred.

Net cash provided by financing activities was $33.8 million for the year ended December 31, 2000. Net cash used in financing activities was $24.7 million for the year ended December 31, 1999. The increase in cash provided by financing activities during 2000 is primarily due to an increase in net borrowings from 1999 to 2000 of $137.6 million on the Operating Partnership's unsecured credit facility, proceeds received from issuance of mortgage debt and unsecured medium term notes in the aggregate of $74.2 million, all offset by the repayments of an unsecured bank note of $15.0 million and other secured mortgages and tax-exempt bonds in the aggregate of $9.6 million. In addition, the value of Common Stock repurchased during 2000, the proceeds of which were contributed by Summit Properties to the Operating Partnership, was approximately $39.5 million less than in 1999, there were no issuances of preferred units in 2000 ($136.3 million in 1999) and the proceeds from the dividend reinvestment and stock purchase plans contributed to the Operating Partnership from Summit Properties was approximately $10.5 million less in 2000 than in 1999.

The ratio of earnings to fixed charges was 1.99 to 1 for the year ended December 31, 2000 compared to 1.85 to 1 for the year ended December 31, 1999.

The Operating Partnership's outstanding indebtedness at December 31, 2000 totaled $763.9 million. This amount includes approximately $303.0 million in fixed rate conventional mortgages, $37.4 million of variable rate tax-exempt bonds, $278.0 million of unsecured notes, $4.0 million of tax-exempt fixed rate loans, and $141.5 million under the Operating Partnership's unsecured credit facility.

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

The Operating Partnership expects to meet its long-term liquidity requirements (i.e., liquidity requirements arising after 12 months), such as scheduled mortgage debt maturities, property acquisitions, financing of construction and development activities and other non-recurring capital improvements, through the issuance of unsecured notes and equity securities, from undistributed Funds from Operations (see page 36), from proceeds received from the disposition of certain properties, and, in connection with the acquisition of land or improved property, through the issuance of Common Units.

  Credit Facility

On September 26, 2000, the Operating Partnership obtained a new unsecured line of credit (the "Unsecured Credit Facility") in the amount of $225.0 million which replaced the existing $200.0 million credit facility. The Unsecured Credit Facility provides funds for new development, acquisitions and general working capital purposes. The Unsecured Credit Facility has a three year term, expiring on September 26, 2003, with annual extension options and bears interest at LIBOR + 100 basis points based upon the Operating Partnership's current credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The spread component of the aggregate interest rate will be reduced in the event of an upgrade of the Operating Partnership's unsecured credit rating. The Unsecured Credit Facility is repayable monthly on an interest only basis with principal due at maturity. The Operating Partnership's credit facility had an average interest rate and average balance outstanding during the years ended December 31, 2000, 1999 and 1998 of 7.20%, 6.06% and 6.67% and $119.8 million,
$99.2 million and $98.0 million, respectively. In addition, the maximum outstanding principal amount during 2000, 1999 and 1998 was $174.0 million, $176.0 million and $175.0 million, respectively.

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

The Unsecured Credit Facility requires the Operating Partnership and Summit Properties to comply with certain affirmative and negative covenants, including the following requirements: (i) Summit Properties maintain its qualification as a REIT; (ii) the Operating Partnership maintain a ratio of EBITDA (as defined therein) to fixed charges (as defined therein) of not less that 1.75 to 1; (iii) dividends not exceed 90% of funds from operations (as defined therein); (iv) the Operating Partnership maintain a ratio of total funded debt (as defined therein) to implied capitalization value (as defined therein) of less than .55 to 1; and
(v) the Operating Partnership maintain a ratio of unencumbered asset value (as defined therein) to unsecured debt of less than 1.75 to 1. In addition, the Unsecured Notes and the Unsecured Bank Notes require the Operating Partnership to comply with certain affirmative and negative covenants, including the following requirements: (i) the ratio of unencumbered assets (as defined therein) to unsecured debt equal or exceed 175%; (ii) the ratio of total construction in progress (as defined therein) to implied capitalization value not exceed 0.25% and (iii) secured debt not exceed 40% of implied capitalization value (as defined therein). The Operating Partnership and Summit Properties were in compliance with these covenants at December 31, 2000.

  Medium-Term Notes

On May 29, 1998, the Operating Partnership established a program for the sale of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). The Operating Partnership issued Medium-Term Notes with an aggregate principal amount of $80 million in connection with the MTN Program as follows: (i) on July 28, 1998, the Operating Partnership sold $30 million of notes which are due on July 30, 2001 and bear interest at 6.75% per year; (ii) on October 5, 1998, the Operating Partnership sold $25 million of 6.71% notes which were due and repaid on October 5, 2000; and (iii) on March 18, 1999, the Operating Partnership sold $25 million of notes which are due on March 16, 2009 and bear interest at 7.59% per year.

On April 20, 2000, the Operating Partnership commenced a new program for the sale of up to $250 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance. The new program was established under Summit Properties' and the Operating Partnership's existing shelf registration statement. During 2000, the Operating Partnership issued Medium-Term Notes with an aggregate principal amount of $52.0 million in connection with the new MTN Program as follows: (i) on July 19, 2000 the Operating Partnership sold $10.0 million of notes which are due on July 19, 2010 and bear interest at 8.50% per year; (ii) on October 20, 2000, the Operating Partnership sold $17.0 million of notes which are due on October 20, 2003 and bear interest at 7.87% per year; and (iii) on November 17, 2000, the Operating Partnership sold $25.0 million of notes which are due on November 17, 2005 and bear interest at 8.037% per year.

  Private Placement of Preferred Units

On April 29, 1999, the Operating Partnership completed a private placement of
3.4 million of its 8.95% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") to two institutional investors at a price of $25.00 per unit. The net proceeds of approximately $83.0 million were used to repay amounts outstanding under the Operating Partnership's unsecured credit facility. The Series B Preferred Units may be exchanged by the holders into shares of 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock of Summit Properties ("Series B Preferred Shares") on a one-for-one basis (subject to adjustment). Holders of the Series B Preferred Units may exercise their exchange right (a) at any time on or after April 29, 2009, (b) at any time if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series B Preferred Units for federal income tax purposes. The Operating Partnership may redeem the Series B Preferred Units at any time on or after April 29, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. In lieu of cash, Summit Properties may elect to deliver Series B Preferred Shares on a one-for-one basis (subject to adjustment), plus an amount equal to all accumulated, accrued and unpaid distributions or dividends. The Series B Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of Summit Properties or the Operating Partnership. Distributions on the Series B Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per annum of the $25.00 original capital contribution. Holders of the Series B Preferred Units received distributions in the aggregate amount of approximately $7.6 million and $5.1 million during 2000 and 1999, respectively.

On September 3, 1999, the Operating Partnership completed a private placement of
2.2 million of its 8.75% Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Preferred Units") to an institutional investor at a price of $25.00 per unit. The net proceeds of approximately $54.0 million were used to repay amounts outstanding under the Operating Partnership's unsecured credit facility. The Series C Preferred Units may be exchanged by the holder into shares of 8.75% Series C Cumulative Redeemable Perpetual Preferred Stock of Summit Properties ("Series C Preferred Shares") on a one-for-one basis (subject to adjustment). The holder of the Series C Preferred Units may exercise its exchange right (a) at any time on or after September 3, 2009, (b) at any time if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series C Preferred Units for federal income tax purposes, or
(d) at any time that such institutional investor's holdings in the Operating Partnership exceed 18% of the total profits of or capital interests in the Operating Partnership for a taxable year. The Operating Partnership may redeem the Series C Preferred Units at any time on or after September 3, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. The Series C Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of Summit Properties or the Operating Partnership. Distributions on the Series C Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per annum of the $25.00 original capital contribution. The holder of the Series C Preferred Units received distributions in the aggregate amount of approximately $4.9 million and $1.5 million during 2000 and 1999, respectively.

  Common Stock Repurchase Program

On May 11, 1999, the Board of Directors of Summit Properties authorized a common stock repurchase program pursuant to which Summit Properties was authorized to purchase up to an aggregate of $50 million of outstanding Common Stock (the "$50 Million Program"). All repurchases were made on the open market at prevailing prices or in privately negotiated transactions. During the year ended December 31, 2000, Summit Properties completed the $50 Million Program by repurchasing 131,900 shares of Common Stock for an aggregate purchase price, including commissions, of approximately $2.5 million, or an average price of $18.88 per share. In total, Summit Properties repurchased 2.5 million shares of Common Stock under the $50 Million Program for an aggregate purchase price, including commissions, of approximately $50 million, or an average price of $19.63 per share.

On March 12, 2000, the Board of Directors of Summit Properties authorized a new common stock repurchase program pursuant to which Summit Properties is authorized to purchase up to an aggregate of $25 million of outstanding Common Stock (the "$25 Million Program"). All repurchases have been and will be made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. During the year ended December 31, 2000, Summit Properties repurchased 279,400 shares of Common Stock under the $25 Million Program for an aggregate purchase price, including commissions, of approximately $5.5 million or an average price of $19.80 per share.

  Market Risk

The Operating Partnership's capital structure includes the use of variable rate and fixed rate debt and, therefore, the Operating Partnership is exposed to the impact of changes in interest rates. While the Operating Partnership has historically had limited involvement with derivative financial instruments, it may utilize such instruments in certain situations to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. The Operating Partnership generally does not utilize derivative financial instruments for trading or speculative purposes. The Operating Partnership generally refinances maturing debt instruments at then-existing market interest rates and terms which may be more or less favorable than the interest rates and terms on the maturing debt.

The following table provides information about the Operating Partnership's interest rate swap and other financial instruments that are sensitive to changes in interest rates and should be read in conjunction with the accompanying consolidated financial statements and notes thereto. For debt, the table presents principal cash flows and related weighted average interest rates in effect at December 31, 2000 by expected maturity dates. The weighted average interest rates presented in this table are inclusive of credit enhancement fees. For the interest rate swap, the table presents the notional amount and related weighted average pay rate by year of maturity.

                           EXPECTED YEAR OF MATURITY

                                                                                                       2000       1999
                                      2001      2002       2003      2004      2005     THEREAFTER    TOTAL      TOTAL
                                     -------   -------   --------   -------   -------   ----------   --------   --------
FIXED RATE DEBT:
  Conventional fixed rate.........   $ 5,436   $13,817   $  6,047   $ 6,473   $41,438    $229,840    $303,051   $263,196
  Average interest rate...........      6.64%     8.48%      6.57%     6.57%     6.95%       6.77%       6.86%      6.69%
  Tax-exempt fixed rate...........   $    67   $    71   $     76   $    80   $    87    $  3,604    $  3,985   $  4,048
  Average interest rate...........      6.95%     6.95%      6.95%     6.95%     6.95%       6.95%       6.95%      7.11%
  Unsecured fixed rate............   $30,000   $41,000   $ 47,000   $50,000   $25,000    $ 85,000    $278,000   $266,000
  Average interest rate...........      6.75%     7.21%      7.08%     6.95%     8.04%       7.47%       7.25%      7.12%
                                     -------   -------   --------   -------   -------    --------    --------   --------
    Total fixed rate debt.........   $35,503   $54,888   $ 53,123   $56,553   $66,525    $318,444    $585,036   $533,244
    Average interest rate.........      6.73%     7.53%      7.02%     6.91%     7.36%       7.08%       7.12%      6.91%
                                     -------   -------   --------   -------   -------    --------    --------   --------
VARIABLE RATE DEBT:
  Tax-exempt variable rate........   $ 1,160   $ 1,260   $  1,260   $ 1,260   $ 1,260    $ 31,163    $ 37,363   $ 38,388
  Average interest rate...........      5.65%     5.65%      5.65%     5.65%     5.65%       5.65%       5.65%      4.85%
  Variable rate Credit Facility...   $    --   $    --   $141,500   $    --   $    --    $     --    $141,500   $ 78,000
  Average interest rate...........        --        --       7.20%       --        --          --        7.20%      6.06%
                                     -------   -------   --------   -------   -------    --------    --------   --------
    Total variable rate debt......   $ 1,160   $ 1,260   $142,760   $ 1,260   $ 1,260    $ 31,163    $178,863   $116,388
    Average interest rate.........      5.65%     5.65%      7.19%     5.65%     5.65%       5.65%       6.88%      7.19%
                                     -------   -------   --------   -------   -------    --------    --------   --------
Total Debt........................   $36,663   $56,148   $195,883   $57,813   $67,785    $349,607    $763,899   $649,632
Average interest rate.............      6.70%     7.49%      7.14%     6.88%     7.33%       6.84%       7.01%      6.55%
                                     =======   =======   ========   =======   =======    ========    ========   ========
INTEREST RATE SWAP:
Pay variable/Receive fixed........                       $ 30,000                                    $ 30,000   $ 30,000
Average pay rate..................                        3-month                                     3-month    3-month
                                                            LIBOR                                       LIBOR      LIBOR
                                                            +0.11%                                      +0.11%     +0.11%
Receive rate......................                          6.625%                                      6.625%     6.625%

At December 31, 2000 and 1999, the fair values of the Operating Partnership's interest rate swap were $485,000 and $445,000, respectively. The Operating Partnership estimates that the fair value of the debt approximates carrying value based upon its effective borrowing rates for issuance of debt with similar terms and remaining maturities.

  Schedule of Debt

The following table sets forth certain information regarding debt financing as of December 31, 2000 and 1999 (dollars in thousands):

                                                                             PRINCIPAL OUTSTANDING
                                                INTEREST                          DECEMBER 31,
                                               RATE AS OF        MATURITY    ----------------------
                                            DECEMBER 31, 2000    DATE(1)       2000         1999
                                            -----------------    --------    ---------    ---------
FIXED RATE DEBT
  MORTGAGE LOAN(2)........................        6.24%          10/15/08    $140,550     $143,740
  MORTGAGE LOAN(3)........................        8.00%            9/1/05       8,272        8,375
  MORTGAGE NOTES
     Summit Foxcroft......................        8.00%            4/1/20       2,519        2,594
     Summit Radbourne.....................        9.80%            3/1/02       8,294        8,405
     Summit Sand Lake.....................        7.88%           2/15/06      13,990       14,348
     Summit Fair Lakes....................        7.82%            7/1/10      48,340           --
     Summit Buena Vista...................        6.75%           2/15/07      24,980       25,393
     Summit Belcourt......................        6.75%            1/1/06       9,386        9,552
     Summit Camino Real...................        6.75%            6/1/06      16,519       16,806
     Summit Turtle Rock...................        6.75%           12/1/05      10,634       10,824
     Summit Los Arboles...................        6.75%           12/1/05      19,567       19,915
     Mortgage Notes paid in 2000..........                                         --        3,244
  TAX EXEMPT MORTGAGE NOTES
     Summit Crossing......................        6.95%           11/1/25       3,985        4,048
                                                                             --------     --------
          TOTAL MORTGAGE DEBT.............                                    307,036      267,244
                                                                             --------     --------
  UNSECURED NOTES
     6.75% Medium-Term Notes due 2001.....        6.75%           7/30/01      30,000       30,000
     7.87% Medium-Term Notes due 2003.....        7.87%          10/20/03      17,000           --
     8.037% Medium-Term Notes due 2005....        8.04%          11/17/05      25,000           --
     7.59% Medium-Term Notes due 2009.....        7.59%           3/16/09      25,000       25,000
     8.50% Medium-Term Notes due 2010.....        8.50%           7/19/10      10,000           --
     6.80% Notes due 2002.................        6.80%           8/15/02      25,000       25,000
     6.63% Notes due 2003.................        6.63%          12/15/03      30,000       30,000
     6.95% Notes due 2004.................        6.95%           8/15/04      50,000       50,000
     7.20% Notes due 2007.................        7.20%           8/15/07      50,000       50,000
     Bank Note Due 2002...................        7.85%            8/3/02      16,000       16,000
     Unsecured Notes paid in 2000.........                                         --       40,000
                                                                             --------     --------
          TOTAL UNSECURED NOTES...........                                    278,000      266,000
          TOTAL FIXED RATE DEBT...........                                    585,036      533,244
                                                                             --------     --------
VARIABLE RATE DEBT
  UNSECURED CREDIT FACILITY...............     LIBOR + 100        9/26/03     141,500       78,000
  TAX EXEMPT BONDS(4)
     Summit Belmont.......................        6.25%            4/1/07      11,005       11,225
     Summit Pike Creek....................        6.25%           8/15/20      11,648       12,208
     Summit Gateway.......................        6.25%            7/1/07       6,500        6,700
     Summit Stony Point...................        6.25%            4/1/29       8,210        8,255
                                                                             --------     --------
          TOTAL TAX EXEMPT BONDS..........                                     37,363       38,388
                                                                             --------     --------
          TOTAL VARIABLE RATE DEBT........                                    178,863      116,388
                                                                             --------     --------
          TOTAL OUTSTANDING
            INDEBTEDNESS..................                                   $763,899     $649,632
                                                                             ========     ========

(1) With the exception of the Mortgage Loan referred to in Note 2 below, which has a $140.6 million balance at December 31, 2000, all the secured debt can be prepaid at any time. Such Mortgage Loan can be prepaid after February 15, 2001. Prepayment of all such secured debt is generally subject to penalty or premium; however, the tax exempt mortgage notes can be prepaid at any time without penalty or premium.

(2) Mortgage Loan secured by the following Communities:

    Summit Glen        Summit Las Palmas    Summit St.
    Summit Ballantyne  Summit Meadow        Clair Summit
    Summit Del Ray     Summit Windsor       Highland Summit
    Summit Plantation  Summit on the River  Norcroft

(3) Mortgage Loan secured by Summit Simsbury and Summit Touchstone Communities.

(4) The tax exempt bonds (the "Bonds") bear interest at various rates set by a remarketing agent at the demand note index plus 0.50%, set weekly, or the lowest percentage of prime which allows the resale at a price of par. The Bonds are enhanced by letters of credit from a financial institution (the "Credit Enhancements"), each of which Credit Enhancement will terminate prior to the maturity dates of the related Bonds. In the event such Credit Enhancements are not renewed or replaced upon termination, the related loan obligations will be accelerated.

The one-month LIBOR rate at December 31, 2000 was 6.56%.

The Operating Partnership's outstanding indebtedness (excluding the Unsecured Credit Facility) had an average maturity of 6.4 years as of December 31, 2000. The aggregate maturities of all outstanding debt (excluding the Unsecured Credit Facility) as of December 31, 2000 for each of the years ended after December 31, 2000 are as follows (in thousands):

2001......................................................  $ 36,663
2002......................................................    56,148
2003......................................................    54,383
2004......................................................    57,813
2005......................................................    67,785
Thereafter................................................   349,607
                                                            --------
Total.....................................................  $622,399
                                                            ========

Of the significant maturities in the above table, $30.0 million relates to unsecured notes due in 2001; $16.0 million relates to the unsecured bank notes that mature in 2002; $25.0 million relates to unsecured medium-term notes due in 2002; $30.0 million relates to unsecured Notes due in 2003; and $17.0 million relates to unsecured medium-term notes due in 2003.

  Net Asset Value

The Operating Partnership's estimate of net asset value is based on the sum of:
1) the estimated fair market value of stabilized properties determined by applying current market capitalization rates (for recent purchases and sales of comparable properties) to projected cash flows, 2) the cost of any properties acquired during the period under consideration, 3) construction in progress adjusted to estimated fair market value, 4) the implied value of any below market debt (assumable under certain terms and conditions) and 5) other assets including cash and cash equivalents, less total liabilities divided by the weighted average number of common shares and Common Units outstanding during the period under consideration. Using this methodology, management's current estimate of net asset value was $28.48 and $24.61 per share as of December 31, 2000 and 1999, respectively. As described above, the Operating Partnership's determination of net asset value is based on estimates and assumptions, including estimates of the fair market value of stabilized properties and construction projects, and thus is inherently uncertain. There can be no assurance that the Operating Partnership's estimate of net asset value is accurate or that the estimates used in the calculation of net asset value accurately reflect the values at which the properties could be sold. The Operating Partnership's estimate of net asset value also will vary depending on current market conditions.

ACQUISITIONS AND DISPOSITIONS

During the year ended December 31, 2000, the Operating Partnership sold seven communities comprising 1,676 apartment homes for approximately $103.9 million, resulting in a gain on sale of approximately $38.5 million. Net proceeds of six of the seven communities of approximately $78.1 million were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. The communities sold were the former Summit Creekside, Summit Eastchester, Summit Sherwood, Summit Blue Ash, Summit Park, Summit River Crossing and Summit Village.

On August 1, 2000, the Operating Partnership exercised its option to purchase its joint venture partner's interest in each of two Communities, Summit Sweetwater and Summit Shiloh, both located in Atlanta, Georgia. The acquisition of these two communities added 490 apartment homes to the Operating Partnership's portfolio at an aggregate purchase price of $36.0 million. The acquisitions were financed with the issuance of 96,455 Common Units valued, in the aggregate, at $2.2 million and the payment of approximately $33.7 million in cash.

During the year ended December 31, 1999, the Operating Partnership sold seven communities comprising 1,518 apartment homes for approximately $76.0 million, resulting in a gain on sale of approximately $17.4 million. Net proceeds of $54.4 million, were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. The communities sold were the former Summit Hampton, Summit Oak, Summit Beacon Ridge, Summit Perico, Summit McIntosh, Summit Heron's Run and Summit East Ridge.

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

On December 16, 1998, the Operating Partnership (i) sold five communities (the "Sold Communities") to Hollow Creek, LLC., a newly-formed North Carolina limited liability company for approximately $68.0 million and (ii) contributed two communities with an approximate value of $22.0 million (together with the Sold Communities, the "Joint Venture Communities") to Station Hill, LLC., a newly-formed North Carolina limited liability company ("Station Hill"). On the same date, Hollow Creek, LLC contributed the Sold Communities to Station Hill. Station Hill is a joint venture limited liability company, the membership of which is comprised of the Operating Partnership and a wholly owned subsidiary of a major financial services company (the "Joint Venture Member"). The disposition was effected pursuant to a Real Estate Sale Agreement dated November 20, 1998 between the Operating Partnership and the Joint Venture Member and pursuant to the Operating Agreement of Station Hill, also dated November 20, 1998. The Operating Partnership's contribution to Station Hill (approximately $5.6 million) represents a 25 percent equity interest in Station Hill. In addition, the Operating Partnership is the managing member of Station Hill and will also retain management of the Joint Venture Communities through a management agreement with Station Hill. The cash flow of Station Hill will be distributed pro rata to each member based on its equity contribution until certain economic benchmarks are achieved, at which point the Operating Partnership will receive an escalated portion of the cash flow and residual interest. Station Hill has obtained five separate mortgages from Fannie Mae, the aggregate balance of which was approximately $68.7 million at December 31, 2000. These mortgages have a ten-year maturity and a 6.70% interest rate. The proceeds of the mortgages were distributed on a pro rata basis to Station Hill's two members. The Joint Venture Communities involved in the transaction were Summit Green, Summit Hollow I and II and Summit Creek in Charlotte, North Carolina; Summit Hill I and II in Raleigh, North Carolina; and Summit Station in Tampa, Florida. The Joint Venture Communities include 1,433 apartment homes. The Operating Partnership recognized a gain of approximately $20.2 million on the disposition. The gain is net of $5.6 million elimination of gain relative to the Operating Partnership's retained portion of the joint venture. The elimination of the gain reduced the Operating Partnership's investment in the joint venture to zero at the initial joint venture formation date.

Proceeds from the sale of Summit Springs, Summit Old Town and the Sold Communities of approximately $93.2 million were put in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. These proceeds were used to fund future developments.

The Operating Partnership completed the acquisition of three communities located in Atlanta, Georgia in 1998: Summit St. Clair, purchased effective March 1, 1998; Summit Club at Dunwoody, purchased effective May 22, 1998; and Summit Lenox, purchased effective July 8, 1998 (the "Atlanta Acquisitions"). The Atlanta Acquisitions added a total of 1,093 apartment homes to the Operating Partnership's portfolio at an aggregate purchase price of $88.3 million. The Atlanta Acquisitions were financed with the issuance of 259,871 Common Units valued at $5.2 million and the assumption of approximately $8.8 million of mortgage debt. The balance of the purchase price was paid in cash.

On November 4, 1998, the Operating Partnership acquired a portfolio of multifamily properties in Texas (the "Ewing Portfolio") through a merger with Ewing Industries, a private developer of luxury apartment homes. The Ewing Portfolio consists of 2,465 apartment homes in seven communities located in Dallas, Austin and San Antonio. The acquisition of the Ewing Portfolio was effected pursuant to an Agreement and Plan of Reorganization dated as of October 31, 1998 (the "Merger Agreement") among the Operating Partnership, affiliates of the Operating Partnership including Summit Properties, Ewing Industries, Inc., an Ohio corporation ("Ewing Industries"), affiliates of Ewing, and their respective partners, shareholders and members (together with Ewing Industries, "Ewing"). Pursuant to the Merger Agreement, the acquisition was funded through
(i) the issuance to Ewing of 1,008,988 shares of Common Stock of Summit Properties and 141,921 Common Units, valued at $20.7 million in the aggregate,
(ii) the assumption of $84.0 million in long-term fixed-rate mortgage indebtedness, (iii) the payment of $50.6 million in cash and (iv) receipt of $3.8 million of credit for customary prorations and reserves. A portion of the consideration was deferred until stabilization of one community (Summit Las Palmas) which was in lease-up at the time of the acquisition of the Ewing Portfolio. The Summit Las Palmas purchase closed on December 31, 1998 with the additional consideration of (i) 1,027,771 shares of Common Stock and 36,124 Common Units valued at $29.2 million in the aggregate and (ii) cash in the amount of approximately $600,000.

At December 31, 2000, the Operating Partnership had one apartment community, Summit Deerfield, under contract for sale during 2001. Summit Deerfield is under construction and in lease up and is expected to yield a total estimated cost of approximately $41.5 million upon completion. The property operating income from Summit Deerfield represented less than one percent of property operating income for the Operating Partnership for the year ended December 31, 2000. Proceeds from the sale of Summit Deerfield are expected to be used to fund future development.

DEVELOPMENT ACTIVITY

The Operating Partnership's developments in process at December 31, 2000 are summarized as follows (dollars in thousands):

                                                           TOTAL                ESTIMATED   ANTICIPATED
                                             APARTMENT   ESTIMATED   COST TO     COST TO    CONSTRUCTION
COMMUNITY                                      HOMES       COSTS       DATE     COMPLETE     COMPLETION
---------                                    ---------   ---------   --------   ---------   ------------
Summit Deerfield -- Cincinnati, OH(1)(3)...      498     $ 41,500    $ 35,210   $  6,290      Q3 2001
Summit Overlook -- Raleigh, NC(1)..........      320       25,500      14,314     11,186      Q3 2001
Summit Crest -- Raleigh, NC(1).............      438       30,700      21,148      9,552      Q3 2001
Summit Peachtree City -- Atlanta, GA(1)....      397       31,500      24,008      7,492      Q4 2001
Summit Grand Parc -- Washington, DC........      105       29,400      13,038     16,362      Q1 2002
Summit Brookwood -- Atlanta, GA............      359       41,500       2,208     39,292      Q4 2002
Summit Valley Brook -- Philadelphia, PA....      352       37,000       9,507     27,493      Q1 2003
Other development and construction
  costs(2).................................       --           --      43,149         --
                                               -----     --------    --------   --------
                                               2,469     $237,100    $162,582   $117,667
                                               =====     ========    ========   ========

(1) These communities were in lease-up at December 31, 2000.

(2) Consists primarily of land held for development and other pre-development costs.

(3) Summit Deerfield is under contract for sale expected in 2001 as a part of the Operating Partnership's strategy to exit the Midwest market. The Operating Partnership does not expect to incur a loss upon the sale of Summit Deerfield.

Estimated cost to complete the development Communities of approximately $117.7 million represents substantially all of the Operating Partnership's material commitments for capital expenditures at December 31, 2000.

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

In addition, the Operating Partnership is conducting feasibility and other pre-development work for ten Communities. The Operating Partnership could abandon the development of any one or more of these potential Communities in the event that it determines that market conditions do not support development, financing is not available on favorable terms, or it is unable to obtain necessary permits and authorizations, or due to other circumstances which may prevent development. Similarly, there can be no assurance that, if the Operating Partnership does pursue one or more of these potential Communities, that it will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.

AMERICANS WITH DISABILITIES ACT AND SIMILAR LAWS

Under the Americans with Disabilities Act, all places of public accommodation are required to meet federal requirements related to access and use by disabled persons. The Operating Partnership believes that its Communities are substantially in compliance with present requirements of the Americans with Disabilities Act as they apply to multifamily dwellings. A number of additional federal, state and local laws exist or may be imposed which also may require modifications to the Operating Partnership's Communities or regulate certain further renovations with respect to access by disabled persons. The ultimate amount of the cost of compliance with the Americans with Disabilities Act or related legislation is not currently ascertainable, and while these costs are not expected to have a material effect on the Operating Partnership, they could be substantial. Limitations or restrictions on the completion of certain renovations may limit application of the Operating Partnership's investment strategy in particular instances or reduce overall returns on its investments.

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

Funds from Operations and Funds Available for Distribution are calculated as follows (dollars in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
Income available to common unitholders..............  $    74,394    $    53,062    $    65,881
Extraordinary items.................................           --             --            594
Extraordinary items -- Management Company...........           30
Gain on sale of real estate assets..................      (38,510)       (17,427)       (37,148)
Gain on sale of real estate assets -- Management
  Company...........................................         (238)            --              0
                                                      -----------    -----------    -----------
  Subtotal..........................................       35,676         35,635         29,327
Depreciation:
  Real estate assets................................       36,383         34,324         28,890
  Real estate joint venture.........................        1,283            748             25
                                                      -----------    -----------    -----------
Funds from Operations...............................       73,342         70,707         58,242
Recurring capital expenditures(1)...................       (5,371)        (6,357)        (4,607)
                                                      -----------    -----------    -----------
Funds Available for Distribution....................  $    67,971    $    64,350    $    53,635
                                                      ===========    ===========    ===========
Non-recurring capital expenditures(1)(2)............  $     2,965    $     5,348    $     4,995
Cash Flow Provided By (Used In):
  Operating Activities..............................  $    83,388    $    65,719    $    63,808
  Investing Activities..............................     (118,197)       (39,751)      (219,170)
  Financing Activities..............................       33,827        (24,675)       154,636
Weighted average units outstanding -- diluted.......   30,897,346     32,205,637     29,150,315
                                                      ===========    ===========    ===========

(1) Recurring capital expenditures are expected to be funded from operations and consist primarily of exterior painting, new appliances, vinyl, blinds, tile, wallpaper and carpets in 2000 and 1999. In contrast, non-recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities and are, therefore, not included in the calculation of Funds Available for Distribution. The increase in recurring capital expenditures for the year ended December 31, 1999 was primarily due to the Operating Partnership's change in accounting policy to capitalize carpets starting January 1, 1999. Without carpet, recurring capital expenditures for the years ended December 31, 2000 and 1999 would have been $3.7 million and $4.6 million, respectively. Recurring capital expenditures for 1998 have not been restated for the change in accounting policy.

(2) Non-recurring capital expenditures for the years ended December 31, 2000 and 1999 primarily consisted of major renovations in the amounts of $643,000 in 2000 and $3.5 million in 1999, respectively; $74,000 and $740,000 for access gates and security fences in 2000 and 1999, respectively; $10,000 for water meters in 1999; and $1.7 million and $1.0 million in other revenue enhancement expenditures in 2000 and 1999, respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are contained on the pages indicated on the Index to Financial Statements on page 55 of this Report.

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

DIRECTORS

  Terms Expiring in 2001

JAMES H. HANCE, JR. Mr. Hance has been a director of Summit Properties since 1994. Mr. Hance is Vice Chairman and Chief Financial Officer of Bank of America and a member of such corporation's Board of Directors. He is responsible for such corporation's Finance Group, comprising the finance, accounting and control functions, and for Treasury, including balance sheet management. He also is responsible for Principal Investing, the corporation's e-Commerce initiatives, Investor Relations, the Legal Department, Corporate Strategy and Management Services, which provides for such corporation's real estate needs. The global payment business, which provides depository and treasury services to customers worldwide, also reports to Mr. Hance. Mr. Hance, a certified public accountant, spent 17 years with the Price Waterhouse accounting firm (now PricewaterhouseCoopers) in Philadelphia and Charlotte. For six years, he was a partner in the Charlotte office and served as the audit partner responsible for the firm's relationship with NCNB Corporation (predecessor to NationsBank and Bank of America). From August 1985 until December 1986, he was Chairman and co-owner of Consolidated Coin Caterers Corp. in Charlotte. He joined NCNB Corporation in March 1987. Mr. Hance is a member of the Board of Directors of Caraustar Industries Inc., Family Dollar Stores Inc. and Lance Inc. He also is Chairman of the Board of Trustees of Charlotte Country Day School and immediate past Chairman of the Board of Trustees of Novant Health Services. He is a trustee of Washington University in St. Louis and is a member of Washington University's National Council for the John M. Olin School of Business. He is a member of the Board of Visitors of Duke University Fuqua School of Business and serves on the Board of Trustees of the North Carolina Blumenthal Performing Arts Center. In addition, he is a member of the Boards of The United Negro College Fund and The Foundation for the University of North Carolina at Charlotte, a member of the Society of International Business Fellows and a director of the ACE Capital RE Corporation. Mr. Hance is 56 years old.

HENRY H. FISHKIND. Dr. Fishkind has been a director of Summit Properties since 1994. He is the President of Fishkind & Associates, Inc., a private economic and financial consulting firm based in Orlando, Florida that he founded in 1987. Dr. Fishkind is a member of the Board of Directors of Engle Homes and served on the Florida Governor's Economic Advisory Board from 1979 to 1981. Dr. Fishkind is 51 years old.

  Terms Expiring in 2002

NELSON SCHWAB III. Mr. Schwab has been a director of Summit Properties since 1994. He has been a Managing Director of Carousel Capital, a merchant-banking firm based in Charlotte, North Carolina specializing in middle market acquisitions, since 1996. Mr. Schwab served as Chairman and Chief Executive Officer of Paramount Parks from 1992 to 1995. Mr. Schwab is a member of the Boards of Directors of First Union National Bank, Silver Dollar City, Inc., Griffin Corporation, Childrens First, Claremont Restaurant Group, Simpson Performance Products and Burlington Industries. Mr. Schwab previously served as the Chairman of the Carolinas Partnership and the Charlotte Chamber of Commerce. He is currently the Chairman of the Board of Trustees of the North Carolinas Blumenthal Performing Arts Center. Mr. Schwab is 56 years old.

STEVEN R. LEBLANC. Mr. LeBlanc is the President, Chief Operating Officer and a director of Summit Properties. Mr. LeBlanc has been a director of Summit Properties since 1998. Prior to joining Summit Properties, Mr. LeBlanc served as President of Urban Growth Property Trust from 1997 to 1998 where he developed the company's strategic business plan, orchestrated the transition to REIT status and initiated over $200 million in acquisitions and developments. From 1992 to 1997, Mr. LeBlanc served in a number of senior management positions with the Security Capital Group where he implemented a fully-integrated, operating company strategy focused on long-term sustainable cash flow growth. While at these companies, he was responsible for the acquisition and development of 11,000 apartment homes and the purchase of land for an additional 10,000 apartment homes. From 1984 to 1992, Mr. LeBlanc was a partner with Lincoln Property Company where he was a member of the senior management team and was responsible for the management of 17,000 apartments, as well as the firm's acquisition and development activities throughout Texas and the Northeast. Mr. LeBlanc is a member of the Board of Directors of the National Multifamily Council and a member of the Urban Land Institute. He has served on the Boards of Directors of the Rio Grand School, the Santa Fe Pro-Musica and the Austin Apartment Association. Mr. LeBlanc has taught various real estate courses at Austin Community College in Austin, Texas. Mr. LeBlanc is 43 years old.

  Terms Expiring in 2003

WILLIAM B. MCGUIRE, JR. Mr. McGuire has served as Co-Chairman of the Board of Directors of Summit Properties since December 1999 and as Chairman of the Board from 1994 to December 1999. Prior to the formation of Summit Properties, Mr. McGuire served as a senior partner of the predecessor to Summit Properties and as a general partner of each of the partnerships which transferred multifamily apartment communities to Summit Properties when it was formed. Mr. McGuire founded the predecessor to Summit Properties in 1972. Mr. McGuire also founded McGuire Properties, Inc., a real estate brokerage firm in 1972. Mr. McGuire acts as a consultant to Spectrum Properties Inc., a company engaged in office management development and leasing, and IQMAX, a newly organized venture capital company. He has been active in the following professional and community organizations: Residential, Multifamily and Urban Development Mixed Use Councils of the Urban Land Institute; Charlotte Advisory Board of NationsBank of North Carolina, N.A.; and The Charlotte City Club, serving on its Board of Governors as President. He was a trustee of the North Carolina Nature Conservancy; a founder and director of Habitat for Humanity of Charlotte; and the founder and President of The Neighborhood Medical Clinic. Mr. McGuire is 56 years old.

WILLIAM F. PAULSEN. Mr. Paulsen is Co-Chairman of the Board of Directors and the Chief Executive Officer of Summit Properties. He has held the position of Co-Chairman of the Board since December 1999 and the position of Chief Executive Officer since 1994. Mr. Paulsen has been a director of Summit Properties since 1994. Prior to the formation of Summit Properties, Mr. Paulsen was a senior partner and the Chief Executive Officer of the predecessor to Summit Properties and a general partner of each of the partnerships which transferred multifamily apartment communities to Summit Properties when it was formed. Mr. Paulsen joined the predecessor to Summit Properties in 1981. He was selected as North Carolina Entrepreneur of the Year in 1991. In addition to his responsibilities with Summit Properties, Mr. Paulsen is a full member and Residential Council member of the Urban Land Institute. Until December 2000, he also was a member of the Board of Directors of The Beach Company, a real estate investment company specializing primarily in commercial and resort development in the southeastern United States. Mr. Paulsen is a member of the Board of Directors of Parker Athletics, a newly organized company engaged in the manufacture of custom athletic equipment, and a trustee of The Asheville School. He also served as a Vice President of the Charlotte Apartment Association. Mr. Paulsen is 54 years old.

JAMES M. ALLWIN. Mr. Allwin has been a director of Summit Properties since 1999. Mr. Allwin is President of Aetos Capital, an independent investment management firm. Prior to January 1, 1999, he was head of the investment management business of Morgan Stanley Dean Witter, which included Morgan Stanley Asset Management, Miller Anderson & Sherrerd and the firm's Private Equity
Funds: Capital Partners, Venture Capital and Real Estate. Together, these businesses had over $160 billion of assets under management and $10 billion of private equity commitments. In addition, he oversaw Morgan Stanley Trust Company, with $400 billion in custody, which was sold to Chase Bank in 1998. He was a member of the Morgan Stanley Dean Witter Management Committee. Mr. Allwin joined Morgan Stanley in 1976, and during the course of his career, he also worked in areas such as corporate finance, mergers and acquisitions and real estate. He is a graduate of Yale University, where he currently serves as a member of the Investment Committee, and a graduate of the Amos Tuck School of Business Administration at Dartmouth College, where he is a member of the Board of Overseers. He is a member of the Chairman's Council of the Museum of Modern Art in New

York, the Board of Trustees of Greenwich Academy and the Board of Directors of The National Mentoring Partnership. He is also Chairman of Communities In Schools, Inc., the nation's largest non-profit stay-in-school program. Mr. Allwin is 48 years old.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

MICHAEL L. SCHWARZ. Mr. Schwarz has been an Executive Vice President and the Chief Financial Officer of Summit Properties since 1994 and the Executive Vice President of Operations since 2000. Prior to joining Summit Properties, Mr. Schwarz served as co-founder, Senior Vice President and Chief Financial Officer of Industrial Developments International, Inc. ("IDI"), a developer of industrial real estate. While at IDI, Mr. Schwarz was responsible for the company's capital markets activities, accounting operations, and information technology efforts. In this capacity, Mr. Schwarz arranged over $500 million in financing including IDI's initial capitalization. Mr. Schwarz is responsible for Summit Properties' property operations, capital markets, accounting, information technology, and legal activities. In this capacity, Mr. Schwarz has arranged over $1 billion in financing including public equity, perpetual preferred stock, public unsecured debt and mortgage financing. He is a certified public accountant. Mr. Schwarz served as the Chairman of the Board of The Study Hall of Emmaus House, a non-profit educational facility serving inner-city youths. Mr. Schwarz also sits on the Long Term Planning Committee of St. Patrick's School and the Boards of the MACS Education Foundation and The Beach Company, a private real estate developer in Charleston, South Carolina. Mr. Schwarz is 40 years old.

ROBERT R. KILROY. Mr. Kilroy has been the Executive Vice President of Development of Summit Properties since March 2000. He is responsible for overseeing Summit Properties' property development program. From 1993 until February 2000, Mr. Kilroy was employed as a Managing Director of Prudential Real Estate Investors, a professional real estate management company, where he oversaw residential private equity funds and, from 1998 to 2000, managed a Latin America real estate initiative. Mr. Kilroy was a director of Prudential Home Building Investment Advisers, L.P., a registered investment advisor until February 2000. Mr. Kilroy is 47 years old.

RANDALL M. ELL. Mr. Ell has been the Executive Vice President of Property Operations of Summit Properties and President of Summit Management Company since June 1, 2000. He is responsible for all property management operations of Summit Properties' communities, comprising over 22,000 apartment homes. From 1992 until June 2000, Mr. Ell was a Regional Vice President of Summit Properties. Prior to joining Summit Properties in 1992, Mr. Ell was employed by R&B Apartment Management, located in Northern Virginia, in the capacity of Regional Vice President. Mr. Ell currently serves on the Board of Directors of the National Apartment Association. Mr. Ell is 43 years old.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Summit Properties' executive officers and directors, and persons who are beneficial owners of more than 10% of a registered class of the Operating Partnership's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Operating Partnership with copies of all Section 16(a) forms they file. To the Operating Partnership's knowledge, based solely on a review of the copies of such reports furnished to the Operating Partnership by the executive officers, directors and greater than 10% beneficial owners, all Section 16(a) filing requirements were satisfied, except that Mr. Ell inadvertently filed a Form 3 late and Mr. Schwarz inadvertently filed a Form 4 late.

ITEM 11.  EXECUTIVE COMPENSATION

The Operating Partnership is managed by Summit Properties, in its capacity as the general partner of the Operating Partnership. Consequently, the Operating Partnership has no directors or executive officers and pays no compensation. This Item 11 reflects the compensation paid to the directors and executive officers of Summit Properties.

DIRECTOR COMPENSATION

Directors of Summit Properties who are also employees receive no additional compensation for their services as directors. Non-employee directors of Summit Properties (the "Independent Directors") received an annual director's fee of $12,000 in 2000. Each Independent Director also receives $1,000 for each regular meeting of the Board of Directors attended, $1,000 for each special meeting of the Board of Directors attended, $250 for each committee meeting attended if held concurrently with a regular or special meeting of the Board of Directors and $500 for each committee meeting attended if not held concurrently with a regular or special meeting of the Board of Directors. Under Summit Properties' 1994 Stock Option and Incentive Plan, as amended and restated (the "1994 Stock Plan"), following each annual meeting of stockholders, each Independent Director receives a non-qualified stock option to purchase 2,000 shares of Common Stock at a price equal to the market price of the Common Stock on the date of grant. Each Independent Director also received a non-qualified stock option to purchase an additional 3,000 shares of Common Stock on May 16, 2000 at a price equal to the market price of the Common Stock on the date of grant. See Item 13, "Certain Relationships and Related Transactions -- Certain Business Relationships and Transactions with Management" for additional information.

EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth the cash and non-cash compensation awarded to the Chief Executive Officer and the four other most highly compensated executive officers of Summit Properties who were serving as executive officers at the end of 2000, each of whose compensation exceeded $100,000 during the fiscal year ended December 31, 2000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM
                                                                       COMPENSATION AWARDS
                                                              --------------------------------------
                                               ANNUAL                                     LONG-TERM
                                            COMPENSATION      RESTRICTED    SECURITIES    INCENTIVE
                                          -----------------     STOCK       UNDERLYING      PLAN        ALL OTHER
                                          SALARY     BONUS      AWARDS       OPTIONS      ("LTIP")     COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR   ($)(1)      ($)        ($)           (#)       PAYOUTS($)       ($)(2)
---------------------------        ----   -------   -------   ----------    ----------   -----------   ------------
William F. Paulsen...............  2000   315,000   219,770           0            0         --           3,591
  Chief Executive Officer          1999   300,000   150,000      30,009(3)   150,000         --           3,840
                                   1998   252,370   126,185      68,013(3)         0         --           5,000
Steven R. LeBlanc(4).............  2000   294,000   205,119           0            0         --           3,831
  President and Chief Operating    1999   280,000   140,000      28,014(5)   150,000         --           3,840
  Officer                          1998   113,462    92,250           0      175,000         --               0
Michael L. Schwarz...............  2000   236,000   182,683           0            0         --           3,831
  Executive Vice President of      1999   225,000   157,500           0      120,000         --           3,840
  Operations and Chief Financial   1998   178,725   138,959           0            0         --           5,000
  Officer
Robert R. Kilroy(6)..............  2000   157,832   139,537           0      125,000         --               0
  Executive Vice President of
  Development
Randall M. Ell(7)................  2000   180,726    70,603           0       96,000         --           3,220
  Executive Vice President of
  Property Operations and
  President of Summit
  Management Company

(1) Includes amounts deferred under Summit Properties' 401(k) plan. Under the plan, employees generally are permitted to invest up to 17% of their salary on a pre-tax basis, subject to a statutory maximum.

(2) Amounts represent matching contributions made by Summit Properties to the Named Executive Officer's account under Summit Properties 401(k) plan.

(3) Pursuant to a Company policy which requires any cash bonus earned in excess of 50% of base salary to be paid in the form of Common Stock, Mr. Paulsen received (a) an award of 1,564 shares of restricted stock on January 20, 2000 under the 1994 Stock Plan that vests in two equal annual installments beginning in

    January 2001 (the value of vested and unvested shares of such restricted stock as of December 31, 2000 was $40,664), and (b) an award of 4,122 shares of restricted stock on January 13, 1999 under the 1994 Stock Plan that vests in two equal annual installments beginning in January 2000 (the value of vested and unvested shares of such restricted stock as of December 31, 2000 was $107,172). Dividends are paid on all such shares of restricted stock.

(4) Mr. LeBlanc began employment with Summit Properties on July 1, 1998.

(5) Pursuant to a Company policy which requires any cash bonus earned in excess of 50% of base salary to be paid in the form of Common Stock, Mr. LeBlanc received an award of 1,460 shares of restricted stock on January 20, 2000 under the 1994 Stock Plan that vests in two equal annual installments beginning in January 2001 (the value of vested and unvested shares of such restricted stock as of December 31, 2000 was $37,960). Dividends are paid on all such shares of restricted stock.

(6) Mr. Kilroy began employment with Summit Properties on March 1, 2000.

(7) Mr. Ell was promoted to an executive officer position with Summit Properties on June 1, 2000.

Option Grants in Fiscal Year 2000. The following table sets forth the options granted with respect to the fiscal year ended December 31, 2000 to Summit Properties' Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                            INDIVIDUAL GRANTS                         POTENTIAL REALIZABLE
                        ---------------------------------------------------------       VALUE AT ASSUMED
                        NUMBER OF       PERCENT OF                                   ANNUAL RATES OF STOCK
                        SECURITIES    TOTAL OPTIONS                                    PRICE APPRECIATION
                        UNDERLYING       GRANTED        EXERCISE OR                    FOR OPTION TERM(1)
                         OPTIONS       TO EMPLOYEES     BASE PRICE     EXPIRATION    ----------------------
NAME                     GRANTED      IN FISCAL YEAR      ($/SH)          DATE        5% ($)       10% ($)
----                    ----------    --------------    -----------    ----------    ---------    ---------
Robert R. Kilroy......   125,000(2)       56.56%          18.8125        3/1/10      1,478,885    3,747,785
Randall M. Ell........    96,000(3)       43.44%          21.3750        6/1/10      1,290,492    3,270,360

(1) The options will only have value if they are exercised, and that value will depend entirely on the share price on the exercise date. Potential realizable values are based on assumed compound annual appreciation rates specified by the Securities and Exchange Commission. These increases in value are based on speculative assumptions and are not intended to forecast possible future appreciation, if any, of Summit Properties' stock price.

(2) These options, of which 26,575 are incentive stock options and 98,425 are non-qualified stock options, vest in five equal annual installments beginning on March 1, 2000, the date of grant of such options.

(3) These options, of which 23,390 are incentive stock options and 72,610 are non-qualified stock options, vest in five equal annual installments beginning on June 1, 2000, the date of grant of such options.

Option Exercises and Year-End Holdings. The following table sets forth the aggregated number of options to purchase shares of Common Stock exercised in 2000 and the value of options to purchase shares of Common Stock held on December 31, 2000 by Summit Properties' Named Executive Officers.

              AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2000 AND
                       FISCAL YEAR-END 2000 OPTION VALUES

                          SHARES                          NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                         ACQUIRED                        UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                        ON EXERCISE      VALUE       OPTIONS AT FISCAL YEAR-END (#)   AT FISCAL YEAR-END ($)(1)
NAME                        (#)       REALIZED ($)     EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
----                    -----------   ------------   ------------------------------   -------------------------
William F. Paulsen....         0              0              100,000/90,000                  801,250/781,875
Steven R. LeBlanc.....         0              0             165,000/160,000              1,243,125/1,263,125
Michael L. Schwarz....    27,000        121,638               78,000/72,000                  683,250/625,500
Robert R. Kilroy......         0              0              25,000/100,000                  179,688/718,750
Randall M. Ell........         0              0               35,363/81,600                  200,080/400,800

(1) Based on a closing price of $26.00 per share of Common Stock on December 29, 2000, the last 2000 trading day for Summit Properties' Common Stock.

EMPLOYMENT AND NONCOMPETITION AGREEMENTS

Summit Properties has entered into employment agreements (the "Employment Agreements") with the Named Executive Officers. The respective Employment Agreements with Messrs. Paulsen and Ell continue until either party gives advance notice to the other terminating the employment relationship, which notice may be given for any or no reason. The Employment Agreement with Mr. LeBlanc had an original term which would have expired on July 1, 2001; however, on December 11, 2000, the Company and Mr. LeBlanc entered into a new Employment Agreement with a term which expires on July 1, 2004, with such Employment Agreement automatically extending thereafter for consecutive one-year terms unless otherwise terminated pursuant to the provisions thereof. The Employment Agreement with Mr. Schwarz had an original term through February 16, 1996 and, thereafter, automatically continues until otherwise terminated pursuant to the provisions thereof. The Employment Agreement with Mr. Kilroy had an original term through March 1, 2001 and, thereafter, automatically extends for consecutive one-year terms unless otherwise terminated pursuant to the provisions thereof.

Each Employment Agreement provides that the executive officer's base salary will be reviewed on an annual basis and may be increased or decreased, subject to the limitation that (i) the base salary of Mr. Paulsen may not be decreased below $300,000, (ii) the base salary of Mr. LeBlanc may not be decreased below $410,000 and (iii) the base salary of Mr. Kilroy may not be decreased below $200,000. The Employment Agreements also provide that the executive officers will be paid such other amounts as the Compensation Committee of the Board of Directors of Summit Properties, in its discretion, determines to award.

The Employment Agreements with Messrs. LeBlanc and Kilroy also provide for certain severance benefits. If the employment of Mr. LeBlanc is terminated by either Summit Properties without "cause" or by Mr. LeBlanc for "cause" (each as defined in his Employment Agreement) during the original term or any extended term of his Employment Agreement, Mr. LeBlanc will be entitled to receive his base salary, as in effect on the date of termination, for the period ending on the later of July 1, 2004 or the first anniversary of the date of termination. Under such circumstances, Mr. LeBlanc also will be entitled to receive an amount equal to the bonus paid to him in the calendar year immediately preceding such termination of his employment with Summit Properties. Upon the termination of the employment of Mr. LeBlanc by reason of death or disability, his estate or he, as the case may be, will be entitled to receive payments equal to (i) his base salary, as in effect on the date of termination, through the period ending on the later of July 1, 2004 or the first anniversary of the date of termination, plus (ii) the bonus paid to him in the calendar year immediately preceding such termination, except that in the case of termination by reason of disability the amount of such payments shall be offset by the proceeds of any disability plan awards provided by Summit Properties.

If the employment of Mr. Kilroy is terminated by Summit Properties without "cause" or by Mr. Kilroy for "cause" (each as defined in his Employment Agreement) during the original term or any extended term of his Employment Agreement, Mr. Kilroy will be entitled to receive his base salary, as in effect on the date of termination, for a one-year period. Upon the termination of the employment of Mr. Kilroy by reason of death or disability, his estate or he, as the case may be, will be entitled to receive payments equal to (i) his base salary, as in effect on the date of termination, for a one-year period, plus
(ii) the bonus paid to him in the calendar year immediately preceding such termination, except that in the case of termination by reason of disability the amount of such payments shall be offset by the proceeds of any disability plan awards provided by Summit Properties.

The Employment Agreements with Messrs. LeBlanc and Kilroy provide that if their employment is terminated by Summit Properties for "cause" or if they voluntarily terminate their employment other than for "cause" (each as defined in their respective Employment Agreements), no severance amount will be payable. The Employment Agreements with Messrs. Paulsen, Schwarz and Ell do not provide for any severance amounts to be payable upon the termination of their employment with Summit Properties. All of the Named Executive Officers also have severance agreements with Summit Properties that entitle them to severance benefits in certain circumstances as described below.

Each of the Named Executive Officers also entered into a noncompetition agreement with Summit Properties (collectively, the "Noncompetition Agreements"). Subject to certain limited exceptions, the Noncompetition

Agreements prohibit all of the executive officers from engaging in any businesses prior to their termination of employment, other than those of Summit Properties, without the prior written consent of the President of Summit Properties. The Noncompetition Agreements also prohibit the executive officers for a two-year period following the termination of their employment with Summit Properties, from hiring certain key employees of Summit Properties or participating in any efforts to persuade such employees to leave Summit Properties and for a one-year period following the termination of their employment with Summit Properties, from engaging in any manner, directly or indirectly, in any business which engages or attempts to engage in the acquisition, development, construction, operation, management or leasing of any of Summit Properties' then existing communities or development or acquisition opportunities. Under the Noncompetition Agreements, such executive officers are prohibited from disclosing trade secrets and, for prescribed periods, other confidential information of Summit Properties.

SEVERANCE AGREEMENTS

Summit Properties entered into severance agreements ("Severance Agreements") with (a) each of Messrs. Paulsen and Schwarz on April 2, 1997, (b) Mr. LeBlanc on July 1, 1998, (c) Mr. Kilroy on March 1, 2000, and (d) Mr. Ell on June 1, 2000. The Severance Agreements provide for the payment of severance benefits equal to three times such executive officer's annual base salary and cash bonus in the event of the termination of such executive officer's employment under certain circumstances following a "change in control" or a "combination transaction" involving a consolidation or merger. The benefits payable under the terms of the Severance Agreements are subject to reduction by the amount of any severance benefits payable under applicable Employment Agreements.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee currently consists of Messrs. Allwin, Fishkind, Hance and Schwab. None of these individuals has served as an officer of Summit Properties. Messrs. Hance and Schwab serve as officers and directors of lending institutions that have provided financing and related services to the Operating Partnership and Summit Properties. Mr. Hance is Vice Chairman and Chief Financial Officer of Bank of America and Mr. Schwab is a member of the Board of Directors of First Union National Bank ("First Union"). Bank of America and First Union have provided the Operating Partnership and Summit Properties with credit enhancements on certain of Summit Properties' apartment communities financed with tax-exempt bonds and are both members of a group of banks that provide the Operating Partnership and Summit Properties' $225 million unsecured credit facility.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of Common Units for (i) the directors and the Named Executive Officers of Summit Properties, (ii) the directors (including Independent Directors) and such executive officers of Summit Properties as a group, and (iii) each limited partner of the Operating Partnership that the Operating Partnership believes holds more than a 5% beneficial interest in the Operating Partnership. All such beneficial interests are owned directly, and the indicated person has sole voting and investment power. The information in the following table was provided by the unitholders listed and reflects their beneficial ownership known by the Operating Partnership and Summit Properties as of December 31, 2000. On that date, there were 30,814,661 Common Units outstanding.

                                                                  NUMBER OF
                                                                    COMMON          PERCENT OF
NAME AND BUSINESS ADDRESS                                     UNITS BENEFICIALLY      COMMON
OF BENEFICIAL OWNERS *                                              OWNED             UNITS
-------------------------                                     ------------------    ----------
DIRECTORS AND EXECUTIVE OFFICERS
William B. McGuire, Jr......................................         620,313            2.0%
William F. Paulsen..........................................         596,045            1.9%
Steven R. LeBlanc...........................................              --             **
Michael L. Schwarz..........................................              --             **
Robert R. Kilroy............................................              --             **
Randall M. Ell..............................................              --             **
James M. Allwin.............................................              --             **
Henry H. Fishkind...........................................              --             **
James H. Hance, Jr..........................................              --             **
Nelson Schwab III...........................................              --             **
All Directors and Executive Officers as a Group (10
  persons)..................................................       1,216,358            3.9%
5% HOLDER
Summit Properties Inc.......................................      26,431,086           85.8%

* The address for each of the beneficial owners listed above is: c/o Summit Properties Inc., 309 East Morehead Street, Suite 200, Charlotte, NC 28202.

** Less than one percent.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Operating Partnership is managed by Summit Properties, in its capacity as general partner of the Operating Partnership.

CERTAIN BUSINESS RELATIONSHIPS AND TRANSACTIONS WITH MANAGEMENT

As discussed above, Messrs. Hance and Schwab serve as officers and directors of lending institutions that have provided financing and related services to the Operating Partnership. Mr. Hance is Vice Chairman and Chief Financial Officer of Bank of America and Mr. Schwab is a member of the Board of Directors of First Union. Both Bank of America and First Union provided the Operating Partnership with credit enhancements on certain of its communities financed with tax-exempt bonds and are both members of a group of banks that provide the Operating Partnership's $225 million unsecured credit facility.

Summit Properties has entered into an employment agreement with Mr. McGuire with respect to his duties as Co-Chairman of the Board of Directors. The employment agreement continues until either party gives advance notice to the other terminating the employment relationship, which notice may be given for any or no reason. The employment agreement provides that Mr. McGuire's base salary will be reviewed on an annual basis by the Compensation Committee and may be increased or decreased, but not below $150,000 per year. Mr. McGuire also is entitled to participate in Summit Properties' employee stock option plans and employee benefit plans and, based on criteria established by the Compensation Committee, the incentive compensation plans of Summit Properties. During 2000, Mr. McGuire was paid a base salary of $157,068 and received a cash bonus of $75,000. In addition, Mr. McGuire has entered into both a noncompetition agreement and a severance agreement with Summit Properties. These agreements contain substantially the same terms as the noncompetition and severance agreements of the Named Executive Officers described above in Item 11 under the headings "Employment and Noncompetition Agreements" and "Severance Agreements."

During 2000, Summit Properties paid a broker (the "Broker") approximately $104,000 in leasing commissions in connection with commercial leases at one of the Operating Partnership's properties known as Summit Grandview. Of these commissions, approximately $64,000 was paid by the Broker to McGuire

Properties as a co-broker. Mr. McGuire owns 100% of McGuire Properties and acts as a consultant to the Broker. The Broker is no longer the leasing agent for Summit Grandview and no further commissions are expected to be paid in connection with this relationship.

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

At no time may the maximum aggregate outstanding balance of loans to an executive officer exceed $500,000 (unless such limit is otherwise waived by the Board of Directors or the Compensation Committee thereof), and at no time may the maximum aggregate outstanding balance of loans to a qualified employee exceed $200,000 (unless similarly waived). The Board of Directors has chosen to increase such limit for certain individuals. As of March 1, 2001, the limits were $500,000, $1,000,000, $3,000,000, $1,750,000, $950,000 and $950,000 for
Messrs. McGuire, Paulsen, LeBlanc, Schwarz, Kilroy and Ell, respectively. As of March 1, 2001, Loans had been extended to Mr. McGuire and each of the Named Executive Officers for the purpose of financing the purchase of Common Stock or the payment of the annual tax liability related to the vesting of shares of Common Stock which constitute a portion of a restricted stock award.

The relevant executive or employee shall execute a Promissory Note and Security Agreement (the "Note") related to each Loan made by Summit Properties. Each Note will bear interest at the applicable federal rate, as established by the Internal Revenue Service, in effect on the date of the Note and such rate shall be fixed and the Note shall become due and payable in full no later than the tenth anniversary of the Note (the "Maturity Date"). Shares of Common Stock, which are the subject of a Loan, serve as collateral (the "Collateral Stock") for the Note until such time as the Note has been paid in full. Until the Maturity Date, the employee to whom a Loan has been extended will only be required to repay such Loan through the application to the outstanding Loan balance of all dividends and distributions related to the Collateral Stock, first to interest, and the remainder, if any, to outstanding principal. Unless otherwise determined by the Board of Directors or the Compensation Committee, Loans made by Summit Properties after December 31, 1999 will be full recourse against the executive officer or employee. All of the outstanding Loans extended by Summit Properties after December 31, 1999 are full recourse against the executive officer or employee. Certain Loans extended by Summit Properties to executive officers prior to December 31, 1999 were originally less than full recourse. These loans were subsequently amended to provide for full recourse against the applicable executive officers.

From the inception of the loan program through March 1, 2001, Summit Properties has extended Loans totaling $15,019,771 to its executive officers and employees, including Loans with the aggregate original principal amounts of $499,814, $999,995, $2,961,060, $1,676,846, $949,820 and $964,590 which were extended to
Messrs. McGuire, Paulsen, LeBlanc, Schwarz, Kilroy and Ell, respectively. At no time did the aggregate outstanding balances of these Loans exceed the individual loan maximums set forth above.

- Loans to Messrs. McGuire and Paulsen in the original principal amounts of $499,814 and $999,995, respectively, bear interest at 6.21% per year (made in January 2000).

- Loans to Mr. LeBlanc in the original principal amount of (i) $960,578 bear interest at 5.57% per year (made in August 1998), (ii) $1,000,487 bear interest at 4.71% per year (made in February 1999), and (iii) $999,995 bear interest at 6.21% per year (made in January 2000).

- Loans to Mr. Schwarz in the original principal amount of (i) $404,044 bear interest at 6.13% per year (made in January 1998), (ii) $55,838 bear interest at 5.68% per year (made in July 1998), (iii) $17,425 bear interest at 5.56% per year (made in August 1998), (iv) $450,004 bear interest at 4.71% per year (made in February 1999), (v) $499,969 bear interest at 6.21% per year (made in January 2000), (vi) $57,750 bear interest at 6.40% per year (made in May
  2000), (vii) $99,973 bear interest at 6.33% per year (made in August 2000) and
  (viii) $91,843 bear interest at 6.01% per year (made in November 2000).

- Loans to Mr. Kilroy in the original principal amount of (i) $749,897 bear interest at 6.40% per year (made in May 2000) and (ii) $199,923 bear interest at 6.33% per year (made in August 2000).

- Loans to Mr. Ell in the original principal amount of (i) $50,000 bear interest at 5.98% per year (made in April 1998), (ii) $50,000 bear interest at 4.64% per year (made in January 1999), (iii) $8,000 bear interest at 6.30% per year (made in January 2000), (iv) $125,354 bear interest at 6.21% per year (made in January 2000), (v) $125,045 bear interest at 6.40% per year (made in May
  2000), (vi) $499,160 bear interest at 6.01% per year (made in November 2000) and (vii) $107,031 bear interest at 5.07% per year (made in February 2001).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedule

The consolidated financial statements of the Operating Partnership are listed in the Index to Financial Statements on page 55 of this Report.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Operating Partnership in the fourth quarter of 2000.

(c) Exhibits

As noted below, certain of the exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Operating Partnership and are incorporated by reference herein.

EXHIBIT
NO.                               DESCRIPTION
-------                           -----------
 3.1      Amended and Restated Agreement of Limited Partnership of the
          Operating Partnership, dated as of May 23, 2000
          (Incorporated by reference to Exhibit 3.1 to the Operating
          Partnership's Current Report on Form 8-K filed on May 30,
          2000, File No. 000-22411).
 4.1.1    Indenture dated as of August 7, 1997 between the Operating
          Partnership and First Union National Bank, relating to the
          Operating Partnership's Senior Debt Securities (Incorporated
          by reference to Exhibit 4.1 to the Operating Partnership's
          Current Report on Form 8-K filed on August 11, 1997, File
          No. 000-22411).
 4.1.2    Supplemental Indenture No. 1, dated as of August 12, 1997, between the Operating Partnership and First Union National
          Bank (Incorporated by reference to Exhibit 4.1 to the
          Operating Partnership's Amended Current Report on Form
          8-K/A-1 filed on August 18, 1997, File No. 000-22411).

EXHIBIT
NO.                               DESCRIPTION
-------                           -----------
 4.1.3    Supplemental Indenture No. 2, dated as of December 17, 1997, between the Operating Partnership and First Union National
          Bank (Incorporated by reference to Exhibit 4.1 to the
          Operating Partnership's Amended Current Report on Form
          8-K/A-1 filed on December 17, 1997, File No. 000-22411).
 4.1.4    Supplemental Indenture No. 3, dated as of May 29, 1998,
          between the Operating Partnership and First Union National
          Bank (Incorporated by reference to Exhibit 4.2 to the
          Operating Partnership's Current Report on Form 8-K filed on
          June 2, 1998, File No. 000-22411).
 4.1.5    Supplemental Indenture No. 4, dated as of April 20, 2000,
          between the Operating Partnership and First Union National
          Bank, including a form of Floating Rate Medium-Term Note and a form of Fixed Rate Medium-Term Note (Incorporated by
          reference to Exhibit 4.2 to the Operating Partnership's
          Current Report on Form 8-K filed on April 28, 2000, File No.
          000-22411).
 4.2.1    The Operating Partnership's 6.80% Note due 2002, dated
          August 12, 1997 (Incorporated by reference to Exhibit 4.2 to the Operating Partnership's Amended Current Report on Form
          8-K/A-1 filed on August 18, 1997, File No. 000-22411).
 4.2.2    The Operating Partnership's 6.95% Note due 2004, dated
          August 12, 1997 (Incorporated by reference to Exhibit 4.3 to the Operating Partnership's Amended Current Report on Form
          8-K/A-1 filed on August 18, 1997, File No. 000-22411).
 4.2.3    The Operating Partnership's 7.20% Note due 2007, dated
          August 12, 1997 (Incorporated by reference to Exhibit 4.4 to the Operating Partnership's Amended Current Report on Form
          8-K/A-1 filed on August 18, 1997, File No. 000-22411).
 4.2.4    The Operating Partnership's 6.63% Note due 2003, dated
          December 17, 1997 (Incorporated by reference to Exhibit 4.2 to the Operating Partnership's Amended Current Report on
          Form 8-K/A-1 filed on December 17, 1997, File No.
          000-22411).
 4.2.5    6.75% Medium-Term Note due 2001 in principal amount of
          $30,000,000 issued by the Operating Partnership on July 28,
          1998 (Incorporated by reference to Exhibit 10.2 to the
          Operating Partnership's Quarterly Report on Form 10-Q for
          the quarterly period ended June 30, 1998, File No.
          000-22411).
 4.2.6    7.59% Medium-Term Note due 2009 in principal amount of
          $25,000,000 issued by the Operating Partnership on March 18,
          1999 (Incorporated by reference to Exhibit 4.1 to the
          Operating Partnership's Quarterly Report on Form 10-Q for
          the quarterly period ended March 31, 1999, File No.
          000-22411).
 4.2.7    8.50% Medium-Term Note due 2010 in the principal amount of
          $10,000,000 issued by the Operating Partnership on July 19,
          2000 (Incorporated by reference to Exhibit 10.2 to Summit
          Properties' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, File No. 001-12792).
 4.2.8    7.87% Medium-Term Note due 2003 in the principal amount of
          $17,000,000 issued by the Operating Partnership on October
          20, 2000 (Incorporated by reference to Exhibit 4.2.8 to
          Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 001-12792).
 4.2.9    8.037% Medium-Term Note due 2005 in the principal amount of
          $25,000,000 issued by the Operating Partnership on November
          17, 2000 (Incorporated by reference to Exhibit 4.2.9 to
          Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 001-12792).
10.1.1    Articles of Incorporation of Summit Properties (Incorporated
          by reference to Exhibit 3.1 to Summit Properties'
          Registration Statement on Form S-11, Registration No.
          33-90706).

EXHIBIT
NO.                               DESCRIPTION
-------                           -----------
10.1.2    Articles Supplementary to the Articles of Amendment and
          Restatement of Summit Properties Inc. designating 8.95%
          Series B Cumulative Redeemable Perpetual Preferred Stock of
          Summit Properties dated April 29, 1999 (Incorporated by
          reference to Exhibit 3.1 to Summit Properties' quarterly
          report on Form 10-Q for the quarterly period ended March 31,
          1999, File No. 001-12792).
10.1.3    Articles Supplementary to the Articles of Amendment and
          Restatement of Summit Properties Inc. designating 8.75%
          Series C Cumulative Redeemable Perpetual Preferred Stock of
          Summit Properties dated September 3, 1999 (Incorporated by reference to Exhibit 99.1 to the Operating Partnership's
          Current Report on Form 8-K filed on September 17, 1999, File
          No. 000-22411).
10.1.4    Bylaws of Summit Properties (Incorporated by reference to
          Exhibit 3.2 to Summit Properties' Registration Statement on
          Form S-11, Registration No. 33-90706).
10.1.5    First Amendment to Bylaws of Summit Properties (Incorporated
          by reference to Exhibit 3.2.2 to Summit Properties' Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1999, File No. 001-12792).
10.2.1    Articles of Incorporation of Summit Management Company
          (Incorporated by reference to Exhibit 10.2 to Summit
          Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-12792).
10.2.2    Bylaws of Summit Management Company (Incorporated by
          reference to Exhibit 10.3 to Summit Properties' Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1999, File No. 001-12792).
10.3      Shareholder Rights Agreement, dated as of December 14, 1998, between Summit Properties and First Union National Bank, as
          Rights Agent (Incorporated by reference to Exhibit 4.1 to
          Summit Properties' Registration Statement on Form 8-A, filed on December 16, 1998).
10.4      Summit Properties' 1994 Stock Option and Incentive Plan as
          amended and restated (Incorporated by reference to Exhibit
          4.5 to Summit Properties' Registration Statement on Form
          S-8, Registration No. 333-79897).
10.5.1    Summit Properties' 1996 Non-Qualified Employee Stock
          Purchase Plan (Incorporated by reference to Exhibit 10.5 to
          Summit Properties' Registration Statement on Form S-8,
          Registration No. 333-00078).
10.5.2    First Amendment to Non-Qualified Employee Stock Purchase
          Plan (Incorporated by reference to Exhibit 10.5.2 to Summit
          Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-12792).
10.5.3    Second Amendment to Non-Qualified Employee Stock Purchase
          Plan (Incorporated by reference to Exhibit 10.5.3 to Summit
          Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-12792).
10.5.4    Third Amendment to Non-Qualified Employee Stock Purchase
          Plan (Incorporated by reference to Exhibit 10.5.4 to Summit
          Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-12792).
10.6      Indemnification Agreements, dated as of various dates, by
          and among Summit Properties, the Operating Partnership, and each director and executive officer of Summit Properties
          (Incorporated by reference to Exhibit 10.3 to Summit
          Properties' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, Exhibit 10.5 to Summit
          Properties' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and Exhibit 10.7 to Summit
          Properties' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, File No. 001-12792).

EXHIBIT
NO.                               DESCRIPTION
-------                           -----------
10.7.1    Employment Agreement between Summit Properties and William
          F. Paulsen (Incorporated by reference to Exhibit 10.7.1 to
          Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-12792).
10.7.2    Employment Agreement between Summit Properties and William
          B. McGuire, Jr. (Incorporated by reference to Exhibit 10.6 to Summit Properties' Quarterly Report on Form 10-Q for the
          quarterly period ended March 31, 2000, File No. 001-12792.
10.7.3    Employment Agreement between Summit Properties and Michael
          L. Schwarz (Incorporated by reference to Exhibit 10.7.10 to
          Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.7.4    Employment Agreement between Summit Properties and Steven R.
          LeBlanc (Incorporated by reference to Exhibit 10.7.4 to
          Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 001-12792).
10.7.5    Employment Agreement between Summit Management Company and
          Randall M. Ell (Incorporated by reference to Exhibit 10.2 to
          Summit Properties' Quarterly Report on Form 10-Q for the
          quarterly period ended June 30, 2000, File No. 001-12792).
10.7.6    Employment Agreement between Summit Properties and Robert R.
          Kilroy (Incorporated by reference to Exhibit 10.4 to Summit
          Properties' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, File No. 001-12792).
10.8.1    Noncompetition Agreement between Summit Properties and
          William F. Paulsen (Incorporated by reference to Exhibit
          10.5 to Summit Properties' Quarterly Report on Form 10-Q for
          the quarterly period ended March 31, 2000, File No.
          001-12792).
10.8.2    Noncompetition Agreement between Summit Properties and
          William B. McGuire, Jr. (Incorporated by reference to
          Exhibit 10.7 to Summit Properties' Quarterly Report on Form
          10-Q for the quarterly period ended March 31, 2000, File No.
          001-12792).
10.8.3    Noncompetition Agreement between Summit Properties and
          Michael L. Schwarz (Incorporated by reference to Exhibit
          10.8.10 to Summit Properties' Annual Report on Form 10-K for
          the fiscal year ended December 31, 1997, File No.
          001-12792).
10.8.4    Noncompetition Agreement between Summit Properties and
          Steven R. LeBlanc (Incorporated by reference to Exhibit
          10.8.11 to Summit Properties' Annual Report on Form 10-K for
          the fiscal year ended December 31, 1998, File No.
          001-12792).
10.8.5    Noncompetition Agreement by and among Summit Properties,
          Summit Management Company and Randall M. Ell (Incorporated
          by reference to Exhibit 10.4 to Summit Properties' Quarterly
          Report on Form 10-Q for the quarterly period ended June 30,
          2000, File No. 001-12792).
10.8.6    Noncompetition Agreement by and among Summit Properties,
          Summit Management Company and Robert R. Kilroy (Incorporated
          by reference to Exhibit 10.6 to Summit Properties' Quarterly
          Report on Form 10-Q for the quarterly period ended September
          30, 2000, File No. 001-12792).
10.9.1    Executive Severance Agreement between Summit Properties and
          William F. Paulsen (Incorporated by reference to Exhibit
          10.9.1 to Summit Properties' Annual Report on Form 10-K for
          the fiscal year ended December 31, 1997, File No.
          001-12792).
10.9.2    Executive Severance Agreement between Summit Properties and
          William B. McGuire, Jr. (Incorporated by reference to
          Exhibit 10.9.2 to Summit Properties' Annual Report on Form
          10-K for the fiscal year ended December 31, 1997, File No.
          001-12792).
10.9.3    Executive Severance Agreement between Summit Properties and
          Michael L. Schwarz (Incorporated by reference to Exhibit
          10.9.3 to Summit Properties' Annual Report on Form 10-K for
          the fiscal year ended December 31, 1997, File No.
          001-12792).

EXHIBIT
NO.                               DESCRIPTION
-------                           -----------
10.9.4    Executive Severance Agreement between Summit Properties and
          Steven R. LeBlanc (Incorporated by reference to Exhibit
          10.9.6 to Summit Properties' Annual Report on Form 10-K for
          the fiscal year ended December 31, 1998, File No.
          001-12792).
10.9.5    Executive Severance Agreement between Summit Properties and
          Randall M. Ell (Incorporated by reference to Exhibit 10.3 to
          Summit Properties' Quarterly Report on Form 10-Q for the
          quarterly period ended June 30, 2000, File No. 001-12792).
10.9.6    Executive Severance Agreement between Summit Properties and
          Robert R. Kilroy (Incorporated by reference to Exhibit 10.5 to Summit Properties' Quarterly Report on Form 10-Q for the
          quarterly period ended September 30, 2000, File No.
          001-12792).
10.10     $31,000,000 Loan Agreement, dated July 31, 1996, between the
          Operating Partnership and Wachovia Bank of North Carolina,
          N.A. (Incorporated by reference to Exhibit 10.34 to Summit
          Properties' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, File No. 001-12792).
10.11.1   Form of Promissory Note and Security Agreement between
          Summit Properties and the employees named in the Schedule
          thereto (Incorporated by reference to Exhibit 10.14.3 to
          Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.11.2   Promissory Note and Security Agreement, dated January 31,
          2000, evidencing a loan of $499,814 to William B. McGuire,
          Jr. for the purpose of purchasing shares of Common Stock of
          Summit Properties (Incorporated by reference to Exhibit 10.1 to Summit Properties' Quarterly Report on Form 10-Q for the
          quarterly period ended March 31, 2000, File No. 001-12792).
10.11.3   Promissory Note and Security Agreement, dated January 31,
          2000, evidencing a loan of $999,995 to William F. Paulsen
          for the purpose of purchasing shares of Common Stock of
          Summit Properties (Incorporated by reference to Exhibit 10.2 to Summit Properties' Quarterly Report on Form 10-Q for the
          quarterly period ended March 31, 2000, File No. 001-12792).
10.11.4   Promissory Note and Security Agreement, dated August 5,
          1998, evidencing a loan of $960,578 to Steve R. LeBlanc for the purpose of purchasing shares of Common Stock of Summit
          Properties (Incorporated by reference to Exhibit 10.12.4 to
          Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-12792).
10.11.5   Promissory Note, dated February 2, 1999, evidencing a loan of $1,000,487 to Steve R. LeBlanc for the purpose of
          purchasing shares of Common Stock of Summit Properties
          (Incorporated by reference to Exhibit 10.12.10 to Summit
          Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-12792).
10.11.6   Promissory Note and Security Agreement, dated January 31,
          2000, evidencing a loan of $999,995 to Steven R. LeBlanc for the purpose of purchasing shares of Common Stock of Summit
          Properties (Incorporated by reference to Exhibit 10.3 to
          Summit Properties' Quarterly Report on Form 10-Q for the
          quarterly period ended March 31, 2000, File No. 001-12792).
10.11.7   Promissory Note and Security Agreement, dated January 28,
          1998, evidencing a loan of $42,258 to Michael L. Schwarz for the purpose of paying tax liability associated with
          Restricted Stock Award (Incorporated by reference to Exhibit
          10.14.1 to Summit Properties' Annual Report on Form 10-K for
          the fiscal year ended December 31, 1997, File No.
          001-12792).
10.11.8   Promissory Note and Security Agreement, dated January 30,
          1998, evidencing a loan of $361,785 to Michael L. Schwarz
          for the purpose of purchasing shares of Common Stock of
          Summit Properties (Incorporated by reference to Exhibit 10.3 to Summit Properties' Quarterly Report on Form 10-Q for the
          quarterly period ended March 31, 1998, File No. 001-12792).

EXHIBIT
NO.                               DESCRIPTION
-------                           -----------
10.11.9   Promissory Notes and Security Agreements, dated various
          dates from [July 29, 1998 to May 1, 2000], evidencing loans in the aggregate amount of $131,013 to Michael L. Schwarz
          (Incorporated by reference to Exhibit 10.11.9 to Summit
          Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File 001-12792).
10.11.10  Promissory Note, dated February 2, 1999, evidencing a loan of $450,004 to Michael L. Schwarz for the purpose of
          purchasing shares of Common Stock of Summit Properties
          (Incorporated by reference to Exhibit 10.12.11 to Summit
          Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-12792).
10.11.11  Promissory Note and Security Agreement, dated January 31,
          2000, evidencing a loan of $499,969 to Michael L. Schwarz
          for the purpose of purchasing shares of Common Stock of
          Summit Properties (Incorporated by reference to Exhibit 10.4 to Summit Properties' Quarterly Report on Form 10-Q for the
          quarterly period ended March 31, 2000, File No. 001-12792).
10.11.12  Promissory Note and Security Agreement, dated August 1,
          2000, evidencing a loan of $99,973 to Michael L. Schwarz for the purpose of purchasing shares of Common Stock of Summit
          Properties (Incorporated by reference to Exhibit 10.3 to
          Summit Properties' Quarterly Report on Form 10-Q for the
          quarterly period ended September 30, 2000, File No.
          001-12792).
10.11.13  Promissory Note and Security Agreement, dated November 7,
          2000, evidencing a loan of $91,843 to Michael L. Schwarz for the purpose of purchasing shares of Common Stock of Summit
          Properties (Incorporated by reference to Exhibit 10.11.13 to
          Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File 001-12792).
10.11.14  Promissory Notes and Security Agreements, dated various dates from May 17, 2000 through August 1, 2000, evidencing loans in the aggregate amount of $949,820 to Robert R.
          Kilroy for the purpose of purchasing shares of Common Stock of Summit Properties (Incorporated by reference to Exhibit
          10.8 to Summit Properties' Quarterly Report on Form 10-Q for
          the quarterly period ended September 30, 2000, File No.
          001-12792).
10.11.15  Promissory Notes and Security Agreements, dated various dates from April 1, 1998 through May 17, 2000, evidencing
          loans in the aggregate amount of $358,399 to Randall M. Ell for the purpose of purchasing shares of Common Stock of
          Summit Properties (Incorporated by reference to Exhibit 10.6 to Summit Properties' Quarterly Report on Form 10-Q for the
          quarterly period ended June 30, 2000, File No. 001-12792).
10.11.16  Promissory Note and Security Agreement, dated November 7,
          2000, evidencing a loan of $499,160 to Randall M. Ell for
          the purpose of purchasing shares of Common Stock of Summit
          Properties (Incorporated by reference to Exhibit 10.11.16 to
          Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 001-12792).
10.11.17  Amendment, dated December 29, 2000, to each of the
          Promissory Notes and Security Agreements executed by William
          B. McGuire, Jr. and the executive officers of Summit
          Properties prior to January 4, 2000 (Incorporated by
          reference to Exhibit 10.11.17 to Summit Properties' Annual
          Report on Form 10-K for the fiscal year ended December 31,
          2000, File No. 001-12792).
10.12.1   Registration Rights Agreement, dated October 12, 1994,
          between Summit Properties and PK Partners, L.P.
          (Incorporated by reference to Exhibit 10.15.1 to Summit
          Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.12.2   Registration Rights Agreement, dated February 8, 1994,
          between Summit Properties and the Continuing Investors named therein (Incorporated by reference to Exhibit 10.13.2 to
          Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-12792).

EXHIBIT
NO.                               DESCRIPTION
-------                           -----------
10.12.3   Registration Rights Agreement, dated December 11, 1995,
          between Summit Properties and Bissell Ballantyne, LLC
          (Incorporated by reference to Exhibit 10.2 to Summit
          Properties' Registration Statement on Form S-3, Registration
          No. 333-24669).
10.12.4   Registration Rights Agreement, dated January 10, 1996, among
          Summit Properties, Joseph H. Call and Gary S. Cangelosi
          (Incorporated by reference to Exhibit 10.2 to Summit
          Properties' Registration Statement on Form S-3, Registration
          No. 333-24669).
10.12.5   Registration Rights Agreement, dated February 20, 1997,
          among Summit Properties, The Northwestern Mutual Life
          Insurance Company, J. Ronald Terwilliger, J. Ronald
          Terwilliger Grantor Trust, Crow Residential Realty
          Investors, L.P., Douglas A. Hoeksema, Randy J. Pace,
          Clifford A. Breining, TCF Residential Partnership, Ltd. and
          Trammell S. Crow (Incorporated by reference to Exhibit 10.2 to Summit Properties' Registration Statement on Form S-3,
          Registration No. 333-24669).
10.12.6   Registration Rights Agreement, dated May 16, 1995, between
          Summit Properties and the individuals named therein executed in connection with the Crosland Acquisition (Incorporated by reference to Exhibit 10.15.6 to Summit Properties' Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1997, File No. 001-12792).
10.12.7   Registration Rights and Lock-up Agreement, dated October 31,
          1998, by and between Summit Properties, the Operating
          Partnership, and the holders named therein executed in
          connection with the Ewing Acquisition (Incorporated by
          reference to Exhibit 99.1 to Summit Properties' Registration
          Statement on Form S-3, Registration No. 333-93923).
10.13     Amended and Restated Credit Agreement, dated as of September
          26, 2000, by and among the Operating Partnership, Summit
          Properties, the Banks listed therein, and First Union
          National Bank, as Administrative Agent (Incorporated by
          reference to Exhibit 10.1 to Summit Properties' Quarterly
          Report on Form 10-Q for the quarterly period ended September
          30, 2000, File No. 001-12792).
10.14     Distribution Agreement among the Operating Partnership,
          Summit Properties and the Agents listed therein, dated April
          20, 2000 (Incorporated by reference to the Operating
          Partnership's Current Report on Form 8-K filed on April 28,
          2000, File No. 000-22411).
10.15     Swap Transaction, dated as of September 15, 1999, between
          the Operating Partnership and Morgan Guaranty Trust Company
          of New York (Incorporated by reference to Exhibit 10.15 to
          Summit Properties' Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 001-12792).
12.1      Statement Regarding Calculation of Ratios of Earnings to
          Fixed Charges for the Years Ended December 31, 2000, 1999,
          1998, 1997 and 1996 (filed herewith).
21.1      Subsidiaries of the Operating Partnership (filed herewith).
23.1      Consent of Deloitte & Touche LLP (filed herewith).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Summit Properties Partnership, L.P. certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Charlotte, North Carolina on March 12, 2001.

                                          SUMMIT PROPERTIES PARTNERSHIP, L.P.
                                          By: Summit Properties Inc., as General
                                          Partner

                                          /s/ WILLIAM F. PAULSEN
                                          --------------------------------------
                                             William F. Paulsen,
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated. Each person has signed this report as an officer or director of Summit Properties Inc., in its capacity as general partner of Summit Properties Partnership, L.P.

                    SIGNATURES                                   TITLE                    DATE
                    ----------                                   -----                    ----

/s/ WILLIAM B. MCGUIRE, JR.                         Co-Chairman of the Board of      March 12, 2001
--------------------------------------------------    Directors
William B. McGuire, Jr.

/s/ WILLIAM F. PAULSEN                              Co-Chairman of the Board of      March 12, 2001
--------------------------------------------------    Directors and Chief Executive
William F. Paulsen                                    Officer (Principal Executive
                                                      Officer)

/s/ STEVEN R. LEBLANC                               President, Chief Operating       March 12, 2001
--------------------------------------------------    Officer and Director
Steven R. LeBlanc                                     (Principal Operating Officer)

/s/ MICHAEL L. SCHWARZ                              Executive Vice President and     March 12, 2001
--------------------------------------------------    Chief Financial Officer
Michael L. Schwarz                                    (Principal Financial Officer
                                                      and Principal Accounting
                                                      Officer)

/s/ HENRY H. FISHKIND                               Director                         March 12, 2001
--------------------------------------------------
Henry H. Fishkind

/s/ JAMES H. HANCE, JR.                             Director                         March 12, 2001
--------------------------------------------------
James H. Hance, Jr.

/s/ NELSON SCHWAB, III                              Director                         March 12, 2001
--------------------------------------------------
Nelson Schwab, III

/s/ JAMES M. ALLWIN                                 Director                         March 12, 2001
--------------------------------------------------
James M. Allwin

                         INDEX TO FINANCIAL STATEMENTS

The following financial statements of the Operating Partnership required to be included in Item 14(a)(1) are listed below:

SUMMIT PROPERTIES PARTNERSHIP, L.P.

                                                                PAGE
                                                                ----
Independent Auditors' Report................................     56
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................     57
Consolidated Statements of Earnings for the Years Ended
  December 31, 2000, 1999 and 1998..........................     58
Consolidated Statements of Partners' Equity for the Years
  Ended December 31, 2000, 1999 and 1998....................     59
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................     60
Notes to Consolidated Financial Statements..................     61

The following financial statement supplementary data of the Operating Partnership required to be included in Item 14(a)(2) is listed below:

Schedule III -- Real Estate and Accumulated Depreciation....     80

All other schedules are omitted because they are not applicable or not required.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Unitholders
Summit Properties Partnership, L.P.
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Summit Properties Partnership, L.P. (the "Operating Partnership") as of December 31, 2000 and 1999, and the related consolidated statements of earnings, partners' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audit for the year ended December 31, 2000 also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of Summit Properties' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, in 1999 the Operating Partnership changed its method of accounting for carpet replacements.

DELOITTE & TOUCHE LLP

Charlotte, North Carolina
January 22, 2001

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
ASSETS
Real estate assets:
  Land and land improvements................................   $  184,494      $  174,615
  Buildings and improvements................................    1,001,183         893,179
  Furniture, fixtures and equipment.........................       74,920          68,437
                                                               ----------      ----------
                                                                1,260,597       1,136,231
  Less: accumulated depreciation............................     (147,437)       (129,620)
                                                               ----------      ----------
         Operating real estate assets.......................    1,113,160       1,006,611
  Construction in progress..................................      162,582         148,587
                                                               ----------      ----------
     Net real estate assets.................................    1,275,742       1,155,198
Cash and cash equivalents...................................        3,148           4,130
Restricted cash.............................................       41,502          40,080
Investments in Summit Management Company and real estate
  joint ventures............................................          736             583
Deferred financing costs, net...............................        7,760           6,657
Notes receivable............................................        5,176              --
Other assets................................................        6,547          11,132
                                                               ----------      ----------
Total assets................................................   $1,340,611      $1,217,780
                                                               ==========      ==========
LIABILITIES AND PARTNERS' EQUITY
Liabilities:
  Notes payable.............................................   $  763,899      $  649,632
  Accounts payable and accrued expenses.....................       20,415          25,626
  Distributions payable.....................................       13,481          12,984
  Accrued interest payable..................................        7,729           7,018
  Security deposits and prepaid rents.......................        3,959           3,850
                                                               ----------      ----------
          Total liabilities.................................      809,483         699,110
                                                               ----------      ----------
Partners' common and preferred equity:
  Series B preferred units -- 3,400,000 issued and
     outstanding............................................       82,713          82,718
  Series C preferred units -- 2,200,000 issued and
     outstanding............................................       53,547          53,552
  Partnership common units issued and outstanding,
     30,814,661 and 30,811,188..............................
  General partner -- outstanding 308,147 and 308,112........        4,680           4,555
  Limited partners -- outstanding 30,506,514 and
     30,503,076.............................................      390,188         377,845
                                                               ----------      ----------
          Total partners' equity............................      531,128         518,670
                                                               ----------      ----------
Total liabilities and partners' common and preferred
  equity....................................................   $1,340,611      $1,217,780
                                                               ==========      ==========

See notes to consolidated financial statements.

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
Revenues:
  Rental....................................................  $   172,639   $   162,859   $   137,961
  Other property income.....................................       12,795        10,670         7,695
  Interest..................................................        3,592         3,030         1,064
  Other income..............................................          618           289           849
                                                              -----------   -----------   -----------
         Total revenues.....................................      189,644       176,848       147,569
                                                              -----------   -----------   -----------
Expenses:
  Property operating and maintenance:
    Personnel...............................................       12,036        12,796        11,350
    Advertising and promotion...............................        2,718         2,630         2,419
    Utilities...............................................        8,654         8,544         7,541
    Building repairs and maintenance........................        8,434         8,609         9,893
    Real estate taxes and insurance.........................       19,248        17,684        14,063
    Depreciation............................................       36,602        34,432        28,997
    Property supervision....................................        4,970         4,175         3,531
    Other operating expenses................................        3,027         2,880         2,753
                                                              -----------   -----------   -----------
                                                                   95,689        91,750        80,547
  Interest..................................................       38,649        37,282        32,550
  Amortization..............................................        1,072           992           956
  General and administrative................................        4,752         3,876         3,861
  Loss (income) on equity investments:
    Summit Management Company...............................          779           719           327
    Real estate joint ventures..............................          399          (104)            1
                                                              -----------   -----------   -----------
         Total expenses.....................................      141,340       134,515       118,242
                                                              -----------   -----------   -----------
  Income before gain on sale of real estate assets and
    extraordinary items.....................................       48,304        42,333        29,327
  Gain on sale of real estate assets........................       38,510        17,427        37,148
                                                              -----------   -----------   -----------
Income before extraordinary items...........................       86,814        59,760        66,475
Extraordinary items.........................................           --            --          (594)
Net income..................................................       86,814        59,760        65,881
Distributions to Series B preferred unitholders.............       (7,608)       (5,120)           --
Distributions to Series C preferred unitholders.............       (4,812)       (1,578)           --
                                                              -----------   -----------   -----------
Income available to common unitholders......................       74,394        53,062        65,881
Income available to common unitholders allocated to general
  partner...................................................         (744)         (531)         (659)
                                                              -----------   -----------   -----------
Income available to common unitholders allocated to limited
  partners..................................................  $    73,650   $    52,531   $    65,222
                                                              ===========   ===========   ===========
Per unit data:
  Income before extraordinary items -- basic................  $      2.83   $      1.86   $      2.28
                                                              ===========   ===========   ===========
  Income before extraordinary items -- diluted..............  $      2.81   $      1.86   $      2.28
                                                              ===========   ===========   ===========
  Extraordinary items -- basic and diluted..................  $        --   $        --   $     (0.02)
                                                              ===========   ===========   ===========
  Net income -- basic.......................................  $      2.83   $      1.86   $      2.26
                                                              ===========   ===========   ===========
  Net income -- diluted.....................................  $      2.81   $      1.86   $      2.26
                                                              ===========   ===========   ===========
  Distributions to Series B preferred unitholders -- basic
    and diluted.............................................  $     (0.25)  $     (0.16)  $        --
                                                              ===========   ===========   ===========
  Distributions to Series C preferred unitholders -- basic
    and diluted.............................................  $     (0.16)  $     (0.05)  $        --
                                                              ===========   ===========   ===========
  Income available to common unitholders -- basic...........  $      2.42   $      1.65   $      2.26
                                                              ===========   ===========   ===========
  Income available to common unitholders -- diluted.........  $      2.41   $      1.65   $      2.26
                                                              ===========   ===========   ===========
  Distributions declared....................................  $      1.75   $      1.67   $      1.63
                                                              ===========   ===========   ===========
  Weighted average units -- basic...........................   30,696,729    32,134,646    29,140,931
                                                              ===========   ===========   ===========
  Weighted average units -- diluted.........................   30,897,346    32,205,637    29,150,315
                                                              ===========   ===========   ===========

See notes to consolidated financial statements.

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                                                  SERIES B    SERIES C
                                                  PREFERRED   PREFERRED   GENERAL   LIMITED
                                                    UNITS       UNITS     PARTNER   PARTNERS    TOTAL
                                                  ---------   ---------   -------   --------   --------
Balance, December 31, 1997......................   $    --     $    --    $3,847    $307,723   $311,570
  Distributions to common unitholders...........        --          --      (484)    (47,943)   (48,427)
  Contributions from Summit Properties related
     to:
     Proceeds from dividend and stock purchase
       plans....................................        --          --       429      42,484     42,913
     Exercise of stock options..................        --          --         8         833        841
     Issuance of stock related to
       acquisitions.............................        --          --       373      36,970     37,343
     Amortization of restricted stock grants....        --          --         4         436        440
  Issuance of units related to property
     acquisitions...............................        --          --        84       8,343      8,427
  Issuance of employee notes receivable.........        --          --       (25)     (2,451)    (2,476)
  Net Income....................................        --          --       659      65,222     65,881
                                                   -------     -------    ------    --------   --------
Balance, December 31, 1998......................        --          --     4,895     411,617    416,512
  Distributions to common unitholders...........        --                  (534)    (52,897)   (53,431)
  Contributions from Summit Properties related
     to:
     Proceeds from dividend and stock purchase
       plans....................................        --          --       153      15,188     15,341
     Exercise of stock options..................        --          --         2         180        182
     Repurchase of common stock.................        --          --      (475)    (47,051)   (47,526)
     Amortization of restricted stock grants....        --          --         6         639        645
  Issuance of employee notes receivable.........        --          --       (31)     (3,113)    (3,144)
  Repayment of employee notes receivable........        --          --         8         751        759
  Net proceeds from preferred units.............    82,718      53,552        --          --    136,270
  Distributions to preferred unitholders........        --          --       (67)     (6,631)    (6,698)
  Net Income....................................        --          --       598      59,162     59,760
                                                   -------     -------    ------    --------   --------
Balance, December 31, 1999......................    82,718      53,552     4,555     377,845    518,670
  Distributions to common unitholders...........        --          --      (537)    (53,120)   (53,657)
  Contributions from Summit Properties related
     to:
     Proceeds from dividend and stock purchase
       plans....................................        --          --        48       4,749      4,797
     Exercise of stock options..................        --          --        21       2,064      2,085
     Repurchase of common stock.................        --          --       (80)     (7,940)    (8,020)
     Repurchase of common units.................        --          --       (18)     (1,741)    (1,759)
     Accrual of vested stock awards.............        --          --        12       1,159      1,171
     Issuance of restricted stock grants........        --          --        (1)       (115)      (116)
     Amortization of restricted stock grants....        --          --         8         756        764
  Issuance of employee notes receivable.........        --          --      (108)    (10,685)   (10,793)
  Repayments of employee notes receivable.......        --          --        14       1,371      1,385
  Issuance of common units -- purchase of
     Communities................................        --          --        22       2,195      2,217
  Net proceeds from preferred units.............        (5)         (5)       --          --        (10)
  Distributions to preferred unitholders........        --                  (124)    (12,296)   (12,420)
  Net income....................................        --          --       868      85,946     86,814
                                                   -------     -------    ------    --------   --------
Balance, December 31, 2000......................   $82,713     $53,547    $4,680    $390,188   $531,128
                                                   =======     =======    ======    ========   ========

See notes to consolidated financial statements.

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income................................................  $  86,814   $  59,760   $  65,881
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Loss on equity method investments.......................      1,178         615         328
    Extraordinary items.....................................         --          --         594
    Gain on sale of real estate assets......................    (38,510)    (17,427)    (37,148)
    Depreciation and amortization...........................     38,216      35,304      30,163
    Accrual of vested stock awards..........................      1,171          --          --
    Increase in restricted cash.............................     (3,633)     (4,722)       (777)
    Increase in other assets................................       (631)       (685)       (504)
    Increase in accrued interest payable....................        711         212       1,444
    (Decrease) increase in accounts payable and accrued
     expenses...............................................     (2,187)     (7,000)      3,823
    Increase (decrease) in security deposits and prepaid
     rents..................................................        259        (338)          4
                                                              ---------   ---------   ---------
    Net cash provided by operating activities...............     83,388      65,719      63,808
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Construction of real estate assets and land acquisitions,
    net of payables.........................................   (168,593)   (127,764)   (122,842)
  Proceeds from sale of Communities.........................    105,131     110,873      44,245
  Purchase of Communities...................................    (33,373)         --    (124,846)
  Capitalized interest......................................    (11,117)     (7,888)     (6,142)
  Recurring capital expenditures............................     (5,371)     (6,357)     (4,607)
  Non-recurring capital expenditures........................     (2,965)     (5,348)     (4,978)
  Increase in notes receivable..............................     (1,909)     (3,267)         --
                                                              ---------   ---------   ---------
    Net cash used in investing activities...................   (118,197)    (39,751)   (219,170)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Net borrowings (repayments) on line of credit.............     62,138     (75,508)    131,252
  Net borrowings on unsecured bonds.........................     47,922      24,600      54,392
  Net proceeds from issuance of medium term notes...........     26,299          --          --
  Repayments of mortgage debt...............................     (8,548)     (5,136)    (27,391)
  Repayments of tax exempt bonds............................     (1,025)     (1,155)     (1,050)
  Repayments of unsecured notes.............................    (15,000)         --          --
  Distributions to common unitholders.......................    (53,253)    (53,186)    (46,819)
  Distributions to Series B preferred unitholders...........     (7,608)     (5,121)         --
  Distributions to Series C preferred unitholders...........     (4,812)     (1,577)         --
  Increase in employee notes receivable.....................    (10,793)     (2,385)     (2,476)
  Repayments of employee notes receivable...................      1,385          --          --
    Net proceeds from Series B preferred units..............         --      82,718          --
    Net proceeds from Series C preferred units..............         --      53,552          --
  Contributions from Summit Properties related to:
    Proceeds from dividend and stock purchase plans.........      4,797      15,341      42,912
    Exercise of stock options...............................      2,085         182         842
    Issuance of restricted stock grants.....................         19          --          --
    Repurchase of Summit Properties common stock............     (8,020)    (47,526)         --
    Repurchase of common units in Operating Partnership.....     (1,759)         --          --
  (Decrease) increase in advance proceeds of direct stock
    purchase plan...........................................         --      (9,474)      2,974
                                                              ---------   ---------   ---------
  Net cash provided by (used in) financing activities.......     33,827     (24,675)    154,636
                                                              ---------   ---------   ---------
Net (decrease) increase in cash and cash equivalents........       (982)      1,293        (726)
Cash and cash equivalents, beginning of period..............      4,130       2,837       3,563
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of period....................  $   3,148   $   4,130   $   2,837
                                                              =========   =========   =========
Supplemental disclosure of cash flow information --
  Cash paid for interest, net of capitalized interest.......  $  37,938   $  37,070   $  31,106
                                                              =========   =========   =========

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND FORMATION OF THE OPERATING PARTNERSHIP

Summit Properties Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership, was formed on January 14, 1994 to conduct the business of developing, leasing and managing multifamily apartment communities for Summit Properties Inc. ("Summit Properties"). On February 15, 1994, Summit Properties completed an Initial Public Offering ("Initial Offering") of 10 million shares of common stock, par value $0.01 per share ("Common Stock"). In connection with the Initial Offering, the Operating Partnership consummated a business combination involving the partnerships (the "Property Partnerships") which owned the 27 communities (together with all communities acquired and developed since the Initial Offering, the "Communities") and the affiliated entities which provided development, construction, management and leasing services to each of the Communities prior to the Initial Offering (collectively, the "Summit Entities"). A portion of the proceeds from the Initial Offering was used by Summit Properties to acquire an economic and voting interest in the Operating Partnership, which was formed to succeed to substantially all of the interests of the Property Partnerships in the Communities and the operations of the Summit Entities. Summit Properties became the sole general partner and the majority owner of the Operating Partnership upon completion of the Initial Offering. Summit Properties is a self-administered and self-managed equity real estate investment trust ("REIT").

Summit Properties conducts all of its business through the Operating Partnership and its subsidiaries. As of December 31, 2000, Summit Properties held 85.8% of the outstanding partnership interests of the Operating Partnership, consisting of a 1% general partner interest and an 84.8% limited partner interest. The Operating Partnership is obligated to redeem each common unit of limited partnership interest ("Common Unit") at the request of the holder for cash equal to the fair market value of one share of Summit Properties' common stock, par value $.01 per share ("Common Stock"), except that Summit Properties may elect to acquire each Common Unit presented for redemption for cash or one share of Common Stock. With each redemption of outstanding Common Units for Common Stock, Summit Properties' percentage ownership interest in the Operating Partnership will increase. In addition, whenever Summit Properties issues share of Common Stock, Summit Properties will contribute any new proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to Summit Properties.

Distributions to holders of Common Units are made to enable distributions to be made to Summit Properties' stockholders under Summit Properties' dividend policy. Federal income tax laws require Summit Properties, as a REIT, to distribute 95% of its ordinary taxable income, excluding capital gains (90% effective for tax years beginning after December 31, 2000). The Operating Partnership makes distributions to Summit Properties to enable it to satisfy this requirement.

2.  BASIS OF PRESENTATION

In conjunction with the Initial Offering, construction, management and leasing activities for third parties were transferred to Summit Management Company (the "Management Company") and its wholly-owned subsidiary, Summit Apartment Builders, Inc. (the "Construction Company"). The Operating Partnership has a 99% economic interest in the Management Company but controls only 1% of the voting stock. The remaining 99% of voting stock is held by an executive officer of the Operating Partnership. Because of the Operating Partnership's ability to exercise significant influence, the Management Company is accounted for on the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REAL ESTATE ASSETS AND DEPRECIATION -- The Operating Partnership records its real estate assets at cost less accumulated depreciation and, if necessary, adjusts carrying value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-

Lived Assets to be Disposed Of" by reviewing whether the sum of the estimated future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset. No impairment existed at December 31, 2000.

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

Effective January 1, 1999, the Operating Partnership implemented prospectively a new accounting policy whereby expenditures for carpet replacement are capitalized and depreciated over their estimated useful lives. Previously, the cost of carpet replacements had been expensed. The Operating Partnership believes that the newly adopted accounting policy is preferable as it is consistent with the standards and practices utilized by the majority of the Operating Partnership's peers and provides a better matching of expenses with the related benefit of the expenditure. The change in accounting policy was treated as a change in accounting principle inseparable from a change in accounting estimate. The effect of this change for the year ended December 31, 2000 was a net increase in net income of $1.5 million, or $0.05 per basic and diluted common unit. The effect of this change for the year ended December 31, 1999 was a net increase in net income of $1.4 million, or $0.04 per basic and diluted common unit.

Interest costs incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. Interest capitalized was $11.1 million, $7.9 million and $6.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

The Operating Partnership capitalizes the cost of its development department to the projects currently under construction at a rate of 2.5% to 3.0% of such construction costs. Such costs are then depreciated over the lives of the constructed assets upon their completion. Such costs capitalized were approximately $5.4 million, $4.5 million and $3.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

RENTAL REVENUE RECOGNITION -- The Operating Partnership leases its residential properties under operating leases with terms generally one year or less. Rental revenue is recognized on the accrual method of accounting as earned. The Operating Partnership leases its office and retail space under operating leases with terms ranging from three to ten years. Rental revenue for office and retail spaces is recognized on a straight line basis over the lives of the respective leases. Future minimum rental payments to be received by the Operating Partnership under its current office leases are as follows (in thousands):

2001........................................................  $  979
2002........................................................   1,030
2003........................................................   1,057
2004........................................................   1,078
2005........................................................   1,111
Thereafter..................................................   4,479
                                                              ------
                                                              $9,734
                                                              ======

Of the amounts listed above, $7.5 million represents amounts to be received from the Management Company.

PROPERTY MANAGEMENT -- The Management Company provides property management services for both Operating Partnership-owned properties as well as properties owned by third parties. Revenue is recognized when earned, as the services are provided.

CASH AND CASH EQUIVALENTS -- For purposes of the statement of cash flows, the Operating Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH -- Restricted cash is comprised primarily of resident security deposits, bond repayment escrows, replacement reserve escrows, and proceeds from apartment community sales deposited with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations.

DEFERRED FINANCING COSTS -- Deferred financing costs include fees and costs incurred in conjunction with long-term financings and are amortized on the straight-line method over the terms of the related debt.

ADVERTISING COSTS -- The Operating Partnership expenses advertising costs as incurred.

INCOME TAXES -- In accordance with partnership taxation, each partner is responsible for reporting its share of taxable income or loss. Accordingly, no provision has been made for federal, state, or local income taxes in the accompanying consolidated financial statements.

Financial Accounting Standard No. 109, "Accounting for Income Taxes" requires a public enterprise to disclose the aggregate difference in the basis of its net assets for financial and tax reporting purposes. The carrying value reported in the Operating Partnership's consolidated financial statements exceeded the tax basis by approximately $122.8 million and $90.6 million as of December 31, 2000 and 1999, respectively.

A reconciliation of net income as reported for financial reporting purposes for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands):

                                                                2000       1999       1998
                                                              --------   --------   --------
Net income for financial reporting purposes.................  $ 86,814   $ 59,760   $ 65,881
Excess of financial reporting depreciation over tax
  depreciation..............................................     8,417      6,981      7,806
Excess of financial reporting gain on sale of property over
  tax gain..................................................   (31,655)    (9,960)   (37,148)
Basis difference in property improvements...................    (2,496)    (2,717)        66
Other.......................................................       758        404        677
                                                              --------   --------   --------
Taxable income of the Operating Partnership.................  $ 61,838   $ 54,468   $ 37,282
                                                              ========   ========   ========

PER UNIT DATA -- Basic earnings per Common Unit with respect to the Operating Partnership for the years ended December 31, 2000, 1999 and 1998 are computed based upon the weighted average number of Common Units outstanding during the period. The difference between "basic" and "diluted" weighted average Common Units is the dilutive effect of Summit Properties' stock options outstanding (200,618, 70,991 and 9,384 Common Units added to weighted Common Units outstanding in 2000, 1999 and 1998, respectively). Dilution caused by these options affected earnings per Common Unit by $0.02 in 2000 and had no effect on earnings per Common Unit in 1999 or 1998.

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

NEW ACCOUNTING PRONOUNCEMENTS -- On January 1, 2001, the Operating Partnership adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Operating Partnership believes that the provisions of FAS 133, as amended, will have an immaterial impact on the Operating Partnership's financial statements.

RECLASSIFICATIONS -- Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation.

4.  REAL ESTATE JOINT VENTURES

The Operating Partnership obtained a 25% interest in a joint venture named Station Hill, LLC, a North Carolina limited liability company ("Station Hill"), the membership of which is comprised of the Operating Partnership and a wholly owned subsidiary of a major financial services company, in exchange for the contribution of two communities in December 1998. Station Hill also owns, and the Operating Partnership thereby holds a 25% interest in, five apartment communities that were previously 100% owned by the Operating Partnership. These five communities were sold by the Operating Partnership to Hollow Creek, LLC on December 16, 1998 and were concurrently contributed to Station Hill by Hollow Creek, LLC for a 75% joint venture interest (See Acquisitions and Dispositions -- Note 8). The seven communities are Summit Green, Summit Hill I & II, Summit Creek, Summit Hollow I & II and Summit Station. The Operating Partnership's initial investment in Station Hill was reduced to zero when the Operating Partnership eliminated the portion of the gain on disposal related to the percentage of joint venture ownership interest retained. Station Hill is accounted for on the equity method of accounting.

The following is a condensed balance sheet and income statement for Station Hill as of and for the year ended December 31, 2000 and 1999 . The balance sheet and income statement set forth below reflect the financial position and operations of Station Hill in its entirety, not only the Operating Partnership's respective interest therein.

                                                                BALANCE SHEET
                                                              ------------------
                                                                (IN THOUSANDS)
                                                               2000       1999
                                                              -------    -------
Cash and cash equivalents...................................  $ 1,988    $ 1,764
Real estate assets, net.....................................   86,873     89,214
Other assets................................................      362        399
                                                              -------    -------
          Total assets......................................  $89,223    $91,377
                                                              =======    =======
Mortgages payable...........................................  $68,657    $69,460
Other liabilities...........................................    1,245        784
Partners' capital...........................................   19,321     21,133
                                                              -------    -------
          Total liabilities and partners' capital...........  $89,223    $91,377
                                                              =======    =======

                                                               INCOME STATEMENT
                                                              ------------------
                                                                (IN THOUSANDS)
                                                               2000       1999
                                                              -------    -------
Revenues....................................................  $12,404    $11,919
Expenses
  Property operating........................................    4,422      4,323
  Depreciation and amortization.............................    3,013      3,031
  Interest..................................................    4,625      4,677
                                                              -------    -------
          Total expenses....................................   12,060     12,031
Net income (loss)...........................................  $   344    $  (112)
                                                              =======    =======

The Operating Partnership owns a 49% interest in a joint venture ("Construction Project"), which is developing an apartment community. The Construction Project is accounted for under the equity method of accounting and, therefore, its operating results are presented in "Loss (income) on equity investments: Real estate joint ventures" in the consolidated statements of earnings. The construction costs are being funded primarily through a construction loan to the joint venture from an unrelated third party equal to 100% of the construction costs. During the construction period, in lieu of equity contribution to the joint venture, the Operating Partnership has under certain circumstances, subsequent to demand by the third party lenders, agreed to make contributions which would reduce the respective construction loan by an amount not to exceed 25% of the total construction loan amount. Any such contribution would be deemed to be all or a portion of the equity required to be contributed by the Operating Partnership to the joint venture at the end of the construction and lease up period. The Operating Partnership has the right to purchase its joint venture partner's interest in the joint venture for a period of six months after the project becomes stabilized. The Construction Project had not reached stabilization as of December 31, 2000 and the Operating Partnership has not made a determination about whether it will exercise its option. If the Operating Partnership does not exercise the option with respect to the joint venture, it will be required to make a capital contribution of 25% of the joint venture's total construction loan amount. The balance sheet and income statement information for the Construction Project is not material.

5.  PROPERTY MANAGEMENT AND RELATED PARTY TRANSACTIONS

In conjunction with the formation of the Operating Partnership, construction, management and leasing activities for third parties were transferred to the Management Company and the Construction Company.

The Management Company also provides property management services to the Operating Partnership's Communities. Total fees for management services provided to the Operating Partnership's Communities were $5.7 million, $5.0 million and $3.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

In addition, the Management Company provides management services to apartment communities in which executive officers and certain directors of Summit Properties are general partners. The Management Company received management fees of approximately $253,000, $239,000 and $233,000 for the performance of such services for the years ended December 31, 2000, 1999 and 1998, respectively.

Construction Company revenue consists of fees on contracts with the Operating Partnership. Revenue from construction contracts with the Operating Partnership was $2.5 million, $1.8 million and $1.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Construction Company's profits on these contracts are eliminated in consolidation against the Operating Partnership's investment in real estate. The Operating Partnership had $9.0 million and $13.3 million payable to the Construction Company as of December 31, 2000 and 1999, respectively. This amount is included in "Accounts payable and accrued expenses" in the accompanying consolidated balance sheets. Also included in the accompanying consolidated balance sheets under the caption "Other assets" is a receivable from the Construction Company of $2.1 million and $3.3 million as a result of construction advances at December 31, 2000 and 1999, respectively.

The Management Company leases office space from one of the Communities, Summit Grandview. Scheduled rental payments to be received by Summit Grandview from the Management Company through the lease expiration of September 30, 2010 are approximately $7.5 million.

The Operating Partnership's investment in the Management Company is reported on the equity method and is not considered material to the consolidated financial statements of the Operating Partnership taken as a whole.

The consolidated statement of earnings of the Management Company and its wholly owned subsidiary, the Construction Company, are summarized below (in thousands):

                                                           2000       1999      1998
                                                          -------    ------    ------
Revenues:
  Management fees charged to Operating Partnership......  $ 5,735    $4,972    $3,884
  Third party management fee revenue....................    1,103     1,263     1,177
  Construction revenue..................................    2,494     1,774     1,141
  Gain on sale of real estate assets....................      238        --        --
  Other revenue.........................................      372       844       194
                                                          -------    ------    ------
          Total revenue.................................    9,942     8,853     6,396
                                                          -------    ------    ------
Expenses:
  Operating.............................................    9,398     8,699     5,893
  Depreciation..........................................      313       284       244
  Amortization..........................................      303       289       286
  Interest..............................................      677       300       300
                                                          -------    ------    ------
          Total expenses................................   10,691     9,572     6,723
                                                          -------    ------    ------
Loss before extraordinary items.........................     (749)     (719)     (327)
Extraordinary items.....................................      (30)       --        --
                                                          -------    ------    ------
Net loss................................................  $  (779)   $ (719)   $ (327)
                                                          =======    ======    ======

6.  NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                            INTEREST      PRINCIPAL OUTSTANDING
                                                           RATE AS OF          DECEMBER 31,
                                                          DECEMBER 31,    ----------------------
                                                              2000          2000         1999
                                                          ------------    ---------    ---------
FIXED RATE DEBT
  Mortgage Loan.........................................     6.24%        $140,550     $143,740
  Mortgage Loan.........................................     8.00%           8,272        8,375
  Mortgage Notes........................................  6.75%-9.80%      154,229      111,081
  Tax-exempt Mortgage Note..............................     6.95%           3,985        4,048
                                                                          --------     --------
          Total Mortgage Debt...........................                   307,036      267,244
  Unsecured Debt:
  6.71% Medium-Term Notes paid in 2000..................     6.71%              --       25,000
  6.75% Medium-Term Notes due 2001......................     6.75%          30,000       30,000
  7.87% Medium-Term Notes due 2003......................     7.87%          17,000           --
  8.037% Medium-Term Notes due 2005.....................     8.04%          25,000           --
  7.59% Medium-Term Notes due 2009......................     7.59%          25,000       25,000
  8.50% Medium-Term Notes due 2010......................     8.50%          10,000           --
  6.80% Notes due 2002..................................     6.80%          25,000       25,000
  6.63% Notes due 2003..................................     6.63%          30,000       30,000
  6.95% Notes due 2004..................................     6.95%          50,000       50,000
  7.20% Notes due 2007..................................     7.20%          50,000       50,000
  Bank Note paid in 2000................................     7.61%              --       15,000
  Bank Note due 2002....................................     7.85%          16,000       16,000
                                                                          --------     --------
          Total Unsecured Debt..........................                   278,000      266,000
                                                                          --------     --------
          Total Fixed Rate Debt.........................                   585,036      533,244
VARIABLE RATE DEBT
  Unsecured Credit Facility.............................  LIBOR + 100      141,500       78,000
  Tax Exempt Bonds......................................     6.25%          37,363       38,388
                                                                          --------     --------
          Total Variable Rate Debt......................                   178,863      116,388
                                                                          --------     --------
TOTAL OUTSTANDING INDEBTEDNESS..........................                  $763,899     $649,632
                                                                          ========     ========

The one-month London Interbank Offered Rate (LIBOR) at December 31, 2000 was 6.56%.

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

MORTGAGE NOTES -- The Mortgage Notes bear interest at fixed rates ranging from 6.75% to 9.80% and require either monthly interest payments or monthly interest and principal payments over the lives of the notes which range from the year 2002 to 2020. The weighted average interest rate and debt maturity at December 31, 2000 for these nine Mortgage Notes were 7.37% and 6.7 years, respectively.

TAX EXEMPT MORTGAGE NOTE -- The Tax Exempt Mortgage Note bears interest at a fixed rate of 6.95% and requires monthly interest and principal payments over the life of the note which matures November 2025.

MEDIUM-TERM NOTES -- On May 29, 1998, the Operating Partnership established a program for the sale of up to $95.0 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). The Operating Partnership issued Medium-Term Notes with an aggregate principal amount of $80.0 million in connection with the MTN Program as follows:
(i) on July 28, 1998, the Operating Partnership sold $30.0 million of notes which are due on July 30, 2001 and bear interest at 6.75% per year; (ii) on October 5, 1998, the Operating Partnership sold $25.0 million of 6.71% notes which were due and repaid on October 5, 2000; and (iii) on March 18, 1999, the Operating Partnership sold $25.0 million of notes which are due on March 16, 2009 and bear interest at 7.59% per year.

On April 20, 2000, the Operating Partnership commenced a new program for the sale of up to $250.0 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance. The new program was established under Summit Properties' and the Operating Partnership's existing shelf registration statement. During 2000, the Operating Partnership issued Medium-Term Notes with an aggregate principal amount of $52.0 million in connection with the new MTN Program as follows: (i) on July 19, 2000 the Operating Partnership sold $10.0 million of notes which are due on July 19, 2010 and bear interest at 8.50% per year; (ii) on October 20, 2000, the Operating Partnership sold $17.0 million of notes which are due on October 20, 2003 and bear interest at 7.87% per year and (iii) on November 17, 2000, the Operating Partnership sold $25.0 million of notes which are due on November 17, 2005 and bear interest at 8.037% per year.

UNSECURED NOTES -- The unsecured notes consist of $25.0 million of notes due 2002, $30.0 million of notes due 2003, $50.0 million of notes due 2004 and $50.0 million of notes due 2007 (collectively, the "Unsecured Notes"). The Unsecured Notes require semi-annual interest payments until the end of the respective terms.

UNSECURED BANK NOTE -- The unsecured bank note represents a $16.0 million note due 2002. The unsecured bank note requires quarterly interest only payments until the end of the term.

UNSECURED CREDIT FACILITY -- On September 26, 2000, the Operating Partnership obtained a new syndicated unsecured line of credit (the "Unsecured Credit Facility") in the amount of $225 million which replaced its existing $200 million credit facility. The Unsecured Credit Facility provides funds for new development, acquisitions and general working capital purposes. The Unsecured Credit Facility has a three year term, expiring on September 26, 2003, with annual extension options and bears interest at LIBOR + 100 basis points based upon the Operating Partnership's current credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The spread component of the aggregate interest rate will be reduced in the event of an upgrade of the Operating Partnership's unsecured credit rating. The Unsecured Credit Facility is repayable monthly on an interest only basis with principal due at maturity. The Operating Partnership's credit facility had an average interest rate and average balance outstanding during the years ended December 31, 2000, 1999 and 1998 of 7.20%, 6.06% and 6.67% and $119.8 million, $99.2 million and $98.0 million, respectively. In addition, the maximum outstanding principal amount during 2000, 1999 and 1998 was $174.0 million, $176.0 million and $175.0 million, respectively.

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

The Unsecured Credit Facility requires the Operating Partnership to comply with certain affirmative and negative covenants, including the following requirements: (i) Summit Properties maintain its qualification as a REIT; (ii) the Operating Partnership maintain a ratio of EBITDA (as defined therein) to fixed charges (as defined therein) of not less that 1.75 to 1; (iii) dividends not exceed 90% of funds from operations (as defined therein); (iv) the Operating Partnership maintain a ratio of total funded debt (as defined therein) to implied capitalization value (as defined therein) of less than .55 to 1; and (v) the Operating Partnership maintain a ratio of unencumbered asset value (as defined therein) to unsecured debt of less than 1.75 to 1. In addition, the Unsecured Notes and the Unsecured Bank Notes require the Operating Partnership to comply with certain affirmative and negative covenants, including the following requirements: (i) the ratio of unencumbered assets (as defined therein) to unsecured debt equal or exceed 175%; (ii) the ratio of total construction in progress (as defined therein) to implied capitalization value not exceed 0.25%; and (iii) secured debt not exceed 40% of implied capitalization value (as defined therein). The Operating Partnership was in compliance with these covenants at December 31, 2000.

VARIABLE RATE TAX EXEMPT BONDS -- The average effective interest rate of the Variable Rate Tax Exempt Bonds was 5.65% for the year ended December 31, 2000. These bonds bear interest at various rates set by a remarketing agent at the demand note index plus 0.50%, set weekly, or the lowest percentage of prime which allows the resale at a price of par. The bonds contain covenants which require that the Operating Partnership lease or hold for lease 20% (or 25% under certain state or local requirements) of the apartment homes for moderate-income residents. The bonds require maintenance of letters of credit or surety bonds (credit enhancements) aggregating to $38.3 million at December 31, 2000. The credit enhancements on three of the four tax exempt bonds ($29.2 million of debt and $29.8 million of letters of credit) provide for a principal amortization schedule which approximates a 25-year term during the term of the credit enhancement.

Real estate assets with a net book value of approximately $468.5 million serve as collateral for the various debt agreements.

The aggregate maturities of all debt for each of the years ending December 31 are as follows (in thousands):

                                    FIXED RATE   FIXED RATE   FIXED RATE   TAX EXEMPT   UNSECURED
                                     MORTGAGE     MORTGAGE    UNSECURED     VARIABLE     CREDIT
                                      LOANS        NOTES        NOTES      RATE BONDS   FACILITY     TOTAL
                                    ----------   ----------   ----------   ----------   ---------   --------
2001..............................   $  3,340     $  2,163     $ 30,000     $ 1,160     $     --    $ 36,663
2002..............................      3,531       10,357       41,000       1,260           --      56,148
2003..............................      3,779        2,344       47,000       1,260      141,500     195,883
2004..............................      4,043        2,510       50,000       1,260           --      57,813
2005..............................     11,948       29,577       25,000       1,260           --      67,785
Thereafter........................    122,181      111,263       85,000      31,163           --     349,607
                                     --------     --------     --------     -------     --------    --------
                                     $148,822     $158,214     $278,000     $37,363     $141,500    $763,899
                                     ========     ========     ========     =======     ========    ========

EXTRAORDINARY ITEMS -- The extraordinary items in the year ended December 31, 1998 resulted from the write-off of deferred financing cost in connection with the replacement by the Operating Partnership of a prior credit facility and prepayment penalties on six mortgage notes which were repaid during the period.

7.  ACQUISITIONS AND DISPOSITIONS

During the year ended December 31, 2000, the Operating Partnership sold seven communities comprising 1,676 apartment homes for approximately $103.9 million, resulting in a gain on sale of approximately $38.5 million. Net proceeds of six of the seven disposition communities of $78.1 million were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. The communities sold were the former Summit Creekside, Summit Eastchester, Summit Sherwood, Summit River Crossing, Summit Blue Ash, Summit Park and Summit Village. In the event that the proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company level tax may be incurred.

On August 1, 2000, the Operating Partnership purchased its joint venture partner's interest in each of two communities, Summit Shiloh (182 apartment homes) and Summit Sweetwater (308 apartment homes), for an aggregate purchase price of approximately $36.0 million. The Operating Partnership formerly owned a 49% interest in separate joint ventures that developed such communities. The acquisitions were primarily financed with the issuance of 96,455 Common Units valued at approximately $2.2 million and the payment of approximately $33.7 million in cash. The following summary of selected unaudited pro forma results of operations presents information as if the purchase of the Operating Partnership's joint venture partner's interest in Summit Sweetwater and Summit Shiloh had occurred at the beginning of each period presented. The pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (in thousands, except per share amounts):

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Total Revenues..............................................  $192,582    $178,112
Net income..................................................  $ 86,158    $ 60,035
Income available to common unitholders......................  $ 73,738    $ 53,337
Net income per unit:
  Basic.....................................................  $   2.81    $   1.87
  Diluted...................................................  $   2.79    $   1.86
Income available to common unitholders per unit:
  Basic.....................................................  $   2.40    $   1.66
  Diluted...................................................  $   2.39    $   1.66

During the year ended December 31, 1999, the Operating Partnership sold seven communities comprising 1,518 apartment homes for approximately $76.0 million, resulting in a gain on sale of approximately $17.4 million. Net proceeds of $54.4 million, were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. The communities sold were the former Summit Hampton, Summit Oak, Summit Beacon Ridge, Summit Perico, Summit McIntosh, Summit Heron's Run and Summit East Ridge. In the event that the proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company level tax may be incurred.

During the year ended December 31, 1999 the Operating Partnership acquired no communities.

The Operating Partnership completed the acquisition of three communities located in Atlanta, Georgia in 1998: Summit St. Clair, purchased effective March 1, 1998; Summit Club at Dunwoody, purchased effective May 22, 1998; and Summit Lenox, purchased effective July 8, 1998 (the "Atlanta Acquisitions"). The Atlanta Acquisitions added a total of 1,093 apartment homes to the Operating Partnership's portfolio at an aggregate purchase price of $88.3 million. The Atlanta Acquisitions were financed with the issuance of 259,871 Common Units valued at $5.2 million and the assumption of approximately $8.8 million of mortgage debt. The balance of the purchase price was paid in cash.

In individual property transactions, the Operating Partnership sold three communities for $48.9 million (formerly known as Summit Providence on May 8, 1998, Summit Springs on October 23, 1998 and Summit Old Town on November 2,
1998). The total gain on sale recognized for these three disposition transactions was $17.0 million.

On December 16, 1998, the Operating Partnership (i) sold five communities (the "Sold Communities") to Hollow Creek, LLC., a newly-formed North Carolina limited liability company for approximately $68.0 million and (ii) contributed two communities with an approximate value of $22.0 million (together with the Sold Communities, the "Joint Venture Communities") to Station Hill, LLC., a newly-formed North Carolina limited liability company ("Station Hill"). On the same date, Hollow Creek, LLC contributed the Sold Communities to Station Hill. Station Hill is a joint venture limited liability company, the membership of which is comprised of the Operating Partnership and a wholly owned subsidiary of a major financial services company (the "Joint Venture Member"). The disposition was effected pursuant to a Real Estate Sale Agreement dated November 20, 1998 between the Operating Partnership and the Joint Venture Member and pursuant to the Operating Agreement of Station Hill, also dated November 20, 1998. The Operating Partnership's net contribution to the LLC (approximately $5.6 million) represents a 25 percent equity interest in Station Hill. In addition, the Operating Partnership is the managing member of Station Hill and will also retain management of the Joint Venture Communities through a management agreement with Station Hill.

The cash flow of Station Hill will be distributed pro rata to each member based on its equity contribution until certain economic benchmarks are achieved, at which point the Operating Partnership will receive an escalated portion of the cash flow and residual interest. Station Hill has obtained five separate mortgages from Fannie Mae, the aggregate balance of which was $68.7 million at December 31, 2000. These mortgages have a ten-year maturity and a 6.70% interest rate. The proceeds of the mortgages were distributed on a pro rata basis to Station Hill's two members. The Joint Venture Communities involved in the transaction were Summit Green, Summit Hollow I and II and Summit Creek in Charlotte, North Carolina; Summit Hill I and II in Raleigh, North Carolina, and Summit Station in Tampa, Florida. The Joint Venture Communities include 1,433 apartment homes. The Operating Partnership recognized a gain of approximately $20.2 million on the disposition. The gain is net of $5.6 million elimination of gain relative to the Operating Partnership's retained portion of the joint venture. The elimination of the gain reduced the Operating Partnership's investment in the joint venture to zero at the initial joint venture formation date.

Proceeds from the sale of Summit Springs, Summit Old Town and the Sold Communities of approximately $93.2 million were put in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. These proceeds were used to fund future developments.

On November 4, 1998, the Operating Partnership acquired a portfolio of multifamily properties in Texas (the "Ewing Portfolio") through a merger with Ewing Industries, a private developer of luxury apartment homes. The Ewing Portfolio consists of 2,465 apartment homes in seven communities located in Dallas, Austin and San Antonio. The acquisition of the Ewing Portfolio was effected pursuant to an Agreement and Plan of Reorganization dated as of October 31, 1998 (the "Merger Agreement") among the Operating Partnership, affiliates of the Operating Partnership including Summit Properties, Ewing Industries, Inc., an Ohio corporation ("Ewing Industries"), affiliates of Ewing, and their respective partners, shareholders and members (together with Ewing Industries, "Ewing"). Pursuant to the Merger Agreement, the acquisition was funded through
(i) the issuance to Ewing of 1,008,988 shares of Common Stock of Summit Properties and 141,921 Common Units, valued at $20.7 million in the aggregate,
(ii) the assumption of $84.0 million in long-term fixed-rate mortgage indebtedness, (iii) the payment of $50.6 million in cash and (iv) receipt of $3.8 million of credit for customary prorations and reserves. A portion of the consideration was deferred until stabilization of one community (Summit Las Palmas) which was in lease-up at the time of the acquisition of the Ewing Portfolio. The Summit Las Palmas purchase closed on December 31, 1998 with the additional consideration of (i) 1,027,771 shares of Common Stock of Summit Properties and 36,124 Common Units valued at $29.2 million in the aggregate and
(ii) cash in the amount of approximately $600,000.

The following summary of selected unaudited pro forma results of operations presents information as if the Atlanta Acquisitions and the Ewing Portfolio purchase (except Summit Las Palmas) had occurred as of January 1, 1998. The pro forma information for 1998 excludes Las Palmas as it was in construction and lease-up and had insignificant operations. The pro forma information for the year ended December 31, 1998 is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (dollars in thousands except per share amounts):

Net revenues..............................................  $166,308
Income before extraordinary items.........................    62,765
Net income................................................    62,171
Earnings per common unit:
  Income before extraordinary items.......................      2.11
  Net income..............................................      2.09

At December 31, 2000, the Operating Partnership had one apartment community, Summit Deerfield, under contract for sale during 2001. Summit Deerfield is under construction and in lease up and is expected to yield a total estimated cost of approximately $41.5 million upon completion. The property operating income from Summit Deerfield represented less than one percent of property operating income for the Operating Partnership for the year ended December 31, 2000. Proceeds from the sale of Summit Deerfield are expected to be used to fund future development.

8.  NOTES RECEIVABLE FROM EMPLOYEES

On September 8, 1997, the Board of Directors of Summit Properties approved a Statement of Company Policy, which has subsequently been amended and restated by the Board from time to time, on loans to executive officers and certain key employees relating to purchases of Common Stock (as amended through December 31, 1999, the "Loan Program"). Pursuant to the Loan Program, Summit Properties may lend amounts to certain of Summit Properties' executive officers and certain of its key employees for one or more of the following purposes: (i) to finance the purchase of Common Stock of Summit Properties on the open market at the then-current market prices; (ii) to finance an executive officer's or key employee's payment of the exercise price of one or more stock options to purchase shares of Common Stock granted to such employees under Summit Properties' 1994 Stock Option and Incentive Plan, as amended and restated (the "1994 Stock Plan"); or (iii) to finance the annual tax liability of certain executive officers related to the vesting of shares of Common Stock which constitute a portion of a restricted stock award granted to such employees under the 1994 Stock Option Plan. Unless otherwise determined on a case-by-case basis by the Board of Directors of Summit Properties or the Compensation Committee thereof, the maximum aggregate amount Summit Properties may loan to an executive officer is $500,000, and the maximum aggregate amount Summit Properties may loan to a qualified employee other than an executive officer is $200,000. Shares of Common Stock which are the subject of a loan serve as collateral for the notes until the notes have been paid in full. Each note bears interest at the applicable federal rate, as established by the Internal Revenue Service, in effect on the date of the note. The notes are payable through the application to the outstanding loan balance of all dividends and distributions related to the collateral stock, first to interest, with the remainder, if any, to outstanding principal. Each note becomes due and payable in full on the tenth anniversary of the respective note. As of December 31, 2000, Summit Properties had loans receivable in the net amount of $13.7 million.

9.  COMMITMENTS AND CONTINGENCIES

The estimated cost to complete seven development projects currently under construction was approximately $117.7 million at December 31, 2000. Anticipated construction completion dates of the projects range from the third quarter of 2001 to the first quarter of 2003.

The Operating Partnership rents office space in several locations. Rental expense for the years ended December 31, 2000, 1999 and 1998 amounted to $108,000, $170,000 and $121,000, respectively ($848,000 in 2000, $481,000 in
1999 and $406,000 in 1998 including amounts recorded by the Management Company).

Future minimum rental payments to be made for those operating leases (including those of the Management Company) that have initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

YEARS ENDING DECEMBER 31:
-------------------------
2001........................................................  $  992
2002........................................................     880
2003........................................................     840
2004........................................................     739
2005........................................................     761
Thereafter..................................................   3,934
                                                              ------
                                                              $8,146
                                                              ======

Of the amounts shown above, $7.5 million of the total minimum rental payments are for the Management Company's lease of office space in Summit Grandview.

On January 19, 2000, the Operating Partnership entered into a Real Estate Purchase Agreement (the "Agreement") with a third-party real estate developer (the "Developer"). Under the terms of the Agreement, the Operating Partnership has agreed to purchase upon completion a "Class A" mixed-use community, which will be called Summit Brickell, and will be located in Miami, Florida. The Operating Partnership expects to close on the purchase of Summit Brickell during the second half of 2002 following its completion and lease up.

The final purchase price will be determined based on actual construction costs plus a bonus to the Developer based on the capitalized income of the property at the time of purchase. The purchase price is expected to be approximately $50.5 million. The purchase price of Summit Brickell by the Operating Partnership is subject to customary closing conditions. The Operating Partnership has issued a letter of credit ("LOC") in the amount of approximately $13.0 million, which will serve as a credit enhancement to the Developer's construction loan. In the event that any amount under the LOC is drawn upon, the Operating Partnership shall be treated as having issued a loan to the Developer in the amount of such draw. Any such loan will accrue interest at a rate of eighteen percent (18%) per annum.

10.  EMPLOYEE BENEFIT PLANS

PROFIT SHARING PLAN

The employees of Summit Properties, the Operating Partnership and its subsidiaries (the "Summit Employees") are participants in Summit Properties' defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code which covers all employees with one year or greater service. The Operating Partnership's contributions are equal to one-half of each employee's contribution up to a maximum of 3% of each employee's compensation. Aggregate contributions of approximately $349,000, $306,000 and $242,000 were made for the years ended December 31, 2000, 1999 and 1998, respectively.

STOCK OPTION PLAN

In 1994, Summit Properties established the 1994 Stock Option and Incentive Plan (as amended, the "Incentive Plan") under which 1,000,000 shares of Summit Properties' Common Stock were reserved for issuance. The Incentive Plan was amended and restated in 1998 to, among other things, increase the number of shares reserved for issuance thereunder from 1,000,000 to 3,000,000 shares. The plan provides that the option price shall not be less than the fair market value of the shares at the date of grant. The options have ten-year lives and vest in three or five annual installments on the anniversaries of the date of grant, except for shares granted to independent directors of Summit Properties, which vest on the date of grant. The Operating Partnership applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for its stock options.

A summary of changes in common stock options for the three years ended December 31, 2000 is as follows:

                                                                           WEIGHTED AVERAGE
                                                               OPTIONS      EXERCISE PRICE
                                                              ---------    ----------------
     Outstanding at December 31, 1997.......................    416,396         $18.86
YEAR ENDED DECEMBER 31, 1998
  Granted to employees and directors........................    191,000          19.19
  Exercised.................................................    (45,000)         19.00
  Forfeited.................................................    (15,000)         19.03
                                                              ---------
     Outstanding at December 31, 1998.......................    547,396          18.80
YEAR ENDED DECEMBER 31, 1999
  Granted to employees and directors........................    841,000          17.12
  Exercised.................................................    (10,625)         17.91
  Forfeited.................................................    (27,500)         16.62
                                                              ---------
     Outstanding at December 31, 1999.......................  1,350,271          17.81
YEAR ENDED DECEMBER 31, 2000
  Granted to employees and directors........................    241,000          20.02
  Exercised.................................................   (136,500)         18.01
  Forfeited.................................................   (186,050)         17.59
                                                              ---------
     Outstanding at December 31, 2000.......................  1,268,721          18.24
                                                              =========

Exercise prices for options outstanding as of December 31, 2000 ranged from $16.50 to $21.50. The weighted average remaining contractual life of those options is 7.8 years.

As of December 31, 2000, 1999 and 1998 options to purchase 635,221, 556,979 and 369,528 shares, respectively, of Common Stock were exercisable. The weighted average exercise price for the shares exercisable as of December 31, 2000, 1999 and 1998 was $18.35, $18.33 and $18.84, respectively.

The estimated weighted average fair value of options granted was $4.66 per share in 2000, $1.83 per share in 1999 and $2.18 per share in 1998.

The fair value of options granted in 2000 was estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions: dividend yields ranging from 7.28% to 7.38%, expected volatility of 20%, risk free interest rate of 5.75% and expected lives of ten years.

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

In addition, the Incentive Plan provides for the grant of stock to Summit Employees. Summit Properties granted 64,499 shares of restricted stock under the plan in 2000. The market value of the restricted stock granted in 2000 totaled $1.2 million and was recorded as unamortized restricted stock compensation and is shown as a separate component of partners' equity. Unearned compensation is being amortized to expense over the vesting periods which range from three to five years. Restricted stock of 17,669 shares with a market value of $304,000 was granted during the year ended December 31, 1999. Restricted stock of 8,372 shares with a market value of $162,000 was granted in the year ended December 31, 1998. The Operating Partnership recognized $300,000, $365,000 and $314,000 of expense in the statement of earnings in the years ended December 31, 2000, 1999 and 1998, respectively, relative to the stock grants.

PERFORMANCE STOCK AWARD PLAN

In January 1998, Summit Properties agreed to award key Summit Employees certain amounts of Common Stock under Summit Properties' Performance Stock Award Plan. The amount of Common Stock to be granted to the key Summit Employees was based upon Summit Properties' average annual return (share appreciation and distributions) from the date of the award to the third anniversary of the award (January 2001) (the "appreciation period"). The number of shares of Common Stock to be granted under the Performance Stock Award Plan ranged from none (in the event Summit Properties achieved less than a 11% average annual return) to 147,713 (in the event Summit Properties achieved a 15% or greater annual return). The starting Common Stock price for the purposes of calculating appreciation was $21.375 ($19.87 for one key employee) and represents fair market value at the date of award. Over the appreciation period, Summit Properties' average annual total return exceeded 14 percent, resulting in 93,678 shares being awarded on January 2, 2001. One half of the shares granted under the Performance Stock Award Plan vested on January 2, 2001, 25% will vest on January 2, 2002 and the remaining 25% will vest on January 2, 2003. Approximately $1.2 million was accrued and recorded as a component of partners' equity at December 31, 2000, reflecting the obligation to issue shares of Common Stock related to the awards.

EMPLOYEE STOCK PURCHASE PLAN

In 1996, Summit Properties established a non-qualified employee stock purchase plan. From 1996 through 1999, the plan allowed Summit Employees to purchase up to $100,000 per year of Summit Properties' Common Stock. In December 1999, the plan was amended to decrease the maximum annual purchase amount by a participant from $100,000 to $25,000. The price of the shares of the Common Stock purchased will be the lesser of 85 percent of the closing price of such shares either on
(a) the first day of each six month purchase period, or (b) the last day of each six month purchase period. Total shares issued under the plan in

2000, 1999 and 1998 were 88,848, 144,513 and 65,541 with a market value of $1.8 million, $2.7 million and $1.3 million, respectively. The Operating Partnership applies APB Opinion 25 and related Interpretations in accounting for the Employee Stock Purchase Plan and, accordingly, no compensation cost is required to be recognized for such plan. An additional 5,190 shares with a market value of $135,000 were issued in January 2001 under the plan.

Had compensation cost for Summit Properties' stock options and Employee Stock Purchase Plan been determined based on the fair value at the grant dates, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Operating Partnership's net income and net income per share for the years ended December 31, 2000, 1999 and 1998 would have been as follows (dollars in thousands except per common unit amounts):

                                                               2000       1999       1998
                                                              -------    -------    -------
Net income as reported......................................  $86,814    $59,760    $65,881
Net income per common unit -- basic.........................     2.83       1.86       2.28
Net income per common unit -- diluted.......................     2.81       1.86       2.28
Pro forma net income........................................  $85,444    $57,958    $65,464
Pro forma net income per common unit -- basic...............     2.78       1.80       2.24
Pro forma net income per common unit -- diluted.............     2.77       1.80       2.24

11.  DIVIDEND REINVESTMENT AND DIRECT STOCK PURCHASE PLAN

In November 1997, Summit Properties replaced its existing dividend reinvestment plan with a new dividend reinvestment and direct stock purchase plan (the "Plan"). The Plan provides both new investors and existing shareholders of Summit Properties' stock (including Common Stock and other classes of outstanding stock) with a method to purchase shares of Common Stock under the Stock Purchase Program of the Plan. The Plan also permits shareholders to designate all, a portion or none of the cash dividends on their newly purchased Common Stock and cash dividends on their existing stock for reinvestment in more shares of Common Stock through the Dividend Reinvestment Program of the Plan. With respect to reinvested dividends and optional cash payments, shares of Common Stock will be purchased for the Plan at a discount ranging from 0% to 5% (established by Summit Properties from time to time) from the market price, as more fully described in the Prospectus relating to the Plan. Common Stock will be purchased by the Plan's Agent (First Union National Bank) directly from Summit Properties or in open market or privately negotiated transactions, as determined from time to time by Summit Properties, to fulfill requirements for the Plan. At present, Summit Properties expects that shares will be purchased directly from Summit Properties.

12.  BUSINESS SEGMENTS

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

13.  PRIVATE PLACEMENT OF PREFERRED UNITS

On April 29, 1999, the Operating Partnership completed a private placement of
3.4 million of its 8.95% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") to two institutional investors at a price of $25.00 per unit. The net proceeds of approximately $83 million were used to repay amounts outstanding under the Operating Partnership's unsecured credit facility. The Series B Preferred Units may be exchanged by the holders into shares of 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock of Summit Properties ("Series B Preferred Shares") on a one-for-one basis (subject to adjustment). Holders of the Series B Preferred Units may exercise their exchange right (a) at any time on or after April 29, 2009, (b) at any time if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series B Preferred Units for federal income tax purposes. The Operating Partnership may redeem the Series B

Preferred Units at any time on or after April 29, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. In lieu of cash, Summit Properties may elect to deliver Series B Preferred Shares on a one-for-one basis (subject to adjustment), plus an amount equal to all accumulated, accrued and unpaid distributions or dividends. The Series B Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of Summit Properties or the Operating Partnership. Distributions on the Series B Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per annum of the $25.00 original capital contribution. The Operating Partnership paid holders of the Series B Preferred Units distributions in the aggregate amount of approximately $7.6 million and $5.1 million during 2000 and 1999, respectively.

On September 3, 1999, the Operating Partnership completed a private placement of
2.2 million of its 8.75% Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Preferred Units") to an institutional investor at a price of $25.00 per unit. The net proceeds of approximately $54 million were used to repay amounts outstanding under the Operating Partnership's unsecured credit facility. The Series C Preferred Units may be exchanged by the holder into shares of 8.75% Series C Cumulative Redeemable Perpetual Preferred Stock of Summit Properties ("Series C Preferred Shares") on a one-for-one basis (subject to adjustment). The holder of the Series C Preferred Units may exercise its exchange right (a) at any time on or after September 3, 2009, (b) at any time if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series C Preferred Units for federal income tax purposes, or
(d) at any time that such institutional investor's holdings in the Operating Partnership exceed 18% of the total profits of or capital interests in the Operating Partnership for a taxable year. The Operating Partnership may redeem the Series C Preferred Units at any time on or after September 3, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. The Series C Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of Summit Properties or the Operating Partnership. Distributions on the Series C Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per annum of the $25.00 original capital contribution. The Operating Partnership paid the holder of the Series C Preferred Units distributions in the aggregate amount of approximately $4.9 million and $1.5 million during 2000 and 1999, respectively.

14.  COMMON STOCK REPURCHASE PROGRAM

On May 11, 1999, the Board of Directors of Summit Properties authorized a common stock repurchase program pursuant to which Summit Properties was authorized to purchase up to an aggregate of $50 million of outstanding Common Stock (the "$50 Million Program"). All repurchases were made on the open market at prevailing prices or in privately negotiated transactions. During the year ended December 31, 2000, Summit Properties completed the $50 Million Program by repurchasing 131,900 shares of Common Stock for an aggregate purchase price, including commissions, of approximately $2.5 million, or an average price of $18.88 per share. In total, Summit Properties repurchased 2.5 million shares of common stock under the $50 Million Program for an aggregate purchase price, including commissions, of approximately $50 million, or an average price of $19.63 per share.

On March 12, 2000, the Board of Directors of Summit Properties authorized a new common stock repurchase program pursuant to which Summit Properties is authorized to purchase up to an aggregate of $25 million of outstanding Common Stock (the "$25 Million Program"). All repurchases have been and will be made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. During the year ended December 31, 2000, Summit Properties repurchased 279,400 shares of Common Stock under the $25 Million Program for an aggregate purchase price, including commissions, of approximately $5.5 million or an average price of $19.80 per share.

15.  SUPPLEMENTAL CASH INFORMATION

Non-cash investing and financing activities for the years ended December 31, 2000, 1999 and 1998 are as follows:

     A. The Operating Partnership purchased its joint venture partner's interest in each of two communities during the year ended December 31, 2000 at an aggregate purchase price of approximately $36.0 million. The acquisitions were primarily financed with the issuance of 96,455 Common Units in the aggregate valued at approximately $2.2 million as well as the payment of approximately $33.7 million in cash in the aggregate.

     B. The Operating Partnership sold seven communities during the year ended December 31, 1999. The respective purchasers of three of the communities assumed the related outstanding debt balances associated with such communities of $19.7 million.

     C. The Operating Partnership purchased the Atlanta Acquisitions and the Ewing Portfolio by issuing 2.5 million Common Units, assuming mortgage notes, assuming certain liabilities and the payment of cash. The recording of the purchases is summarized as follows (in thousands):

Fixed Assets................................................  $267,991
Restricted Cash.............................................     1,713
Current liabilities assumed.................................    (6,327)
Mortgage notes assumed......................................   (92,761)
Value of Operating Partnership Units issued.................    (8,427)
Value of Common Stock issued................................   (37,343)
                                                              --------
Cash invested...............................................  $124,846
                                                              ========

     D. Summit Properties granted 64,499 (net of 4,000 shares forfeited), 17,669 (net of 6,828 shares forfeited), and 8,372 shares of restricted stock in 2000, 1999 and 1998 valued at $1.2 million, $304,000 and $162,000, respectively.

     E. The Operating Partnership accrued a distribution payable of $13.5 million, $13.0 million and $12.7 million at December 31, 2000, 1999 and 1998, respectively.

16.  FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively re-valued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

Cash and cash equivalents, rents receivable, accounts payable, accrued expenses, security deposits, other liabilities, tax-exempt bond indebtedness and the Operating Partnership's credit facility are carried at amounts which reasonably approximate their fair values at December 31, 2000 and 1999 due to either the short-term nature or variable interest rates associated with such balances.

Fixed rate mortgage debt and fixed rate unsecured notes with a carrying value of $585.0 million had an estimated aggregate fair value of approximately $583.3 million at December 31, 2000. Fixed rate mortgage debt and unsecured notes with a carrying value of $533.2 million had an estimated aggregate fair value of approximately $501.3 million at December 31, 1999. Rates currently available to the Operating Partnership for debt with similar terms and maturities were used to estimate the fair value of this debt.

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

While the Operating Partnership has historically had limited involvement with derivative financial instruments, the Operating Partnership may utilize such instruments in certain situations to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. The Operating Partnership generally does not utilize derivative financial instruments for trading or speculative purposes. On September 16, 1999, the Operating Partnership entered into an interest rate swap agreement with a notional amount of $30 million, relating to $30 million of notes issued by the Operating Partnership under the MTN Program which carry a fixed interest rate of 6.625% per annum (the "Fixed Rate"). Under the interest rate swap agreement, through the maturity date of such notes of December 15, 2003, (i) the Operating Partnership has agreed to pay to the counterparty the interest on a $30 million notional amount at a floating interest rate of 3-month LIBOR plus 11 basis points (the "Floating Rate"), and (ii) the counterparty has agreed to pay to the Operating Partnership the interest on the same notional amount at the Fixed Rate. The Floating Rate at December 31, 2000 was 6.69%. Under the interest rate swap agreement, an increase in 3-month LIBOR will increase the amount of interest that the Operating Partnership will be required to pay, and a decrease in 3-month LIBOR will decrease the amount of interest that the Operating Partnership will be required to pay. The fair value of the interest rate swap was approximately $485,000 at December 31, 2000.

17.  GEOGRAPHIC CONCENTRATION (UNAUDITED)

The Operating Partnership's Communities are concentrated in seven major markets as follows:

                                                             NUMBER OF     APARTMENT        2000
                                                             APARTMENT     HOMES -- %       % OF
MARKET                                                         HOMES      OF PORTFOLIO    REVENUES
------                                                       ---------    ------------    --------
Washington, DC.............................................    3,196            17%          19%
Atlanta, GA................................................    2,864            15%          12%
Raleigh, NC................................................    2,726            14%           9%
Charlotte, NC..............................................    2,246            12%          11%
South Florida..............................................    2,019            11%          13%
Dallas, TX.................................................    1,359             7%           7%
Austin, TX.................................................      856             5%           5%
Other......................................................    3,660            19%          24%
                                                              ------           ---          ---
                                                              18,926           100%         100%
                                                              ======           ===          ===

18.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years 2000 and 1999 is as follows (in thousands except per share data):

                                                             YEAR ENDED DECEMBER 31, 2000
                                                         -------------------------------------
                                                          FIRST    SECOND     THIRD    FOURTH
                                                         -------   -------   -------   -------
Revenues...............................................  $45,342   $46,428   $48,915   $48,959
Income before gain on sale of real estate assets.......   11,771    11,375    11,719    13,439
Gain on sale of real estate assets.....................    2,440     5,446    21,235     9,389
Net income.............................................   14,211    16,821    32,954    22,828
Dividends to preferred unitholders in Operating
  Partnership..........................................    3,105     3,105     3,105     3,105
Income available to common unitholders in Operating
  Partnership..........................................   11,106    13,716    29,849    19,723
Income available to common unitholders per
  unit -- basic........................................     0.36      0.45      0.97      0.64
Income available to common unitholders per
  unit -- diluted......................................     0.36      0.45      0.97      0.63

                                                             YEAR ENDED DECEMBER 31, 1999
                                                         -------------------------------------
                                                          FIRST    SECOND     THIRD    FOURTH
                                                         -------   -------   -------   -------
Revenues...............................................  $43,149   $44,557   $45,010   $44,132
Income before gain on sale of real estate assets.......    8,999    10,200    11,112    12,022
Gain on sale of real estate assets.....................       --     6,307     2,487     8,633
Net income.............................................    8,999    16,507     9,752    15,073
Dividends to preferred unitholders.....................       --    (1,317)   (2,276)   (3,105)
Income available to common unitholders.................    8,999    15,190    11,323    17,550
Income available to common unitholders per
  unit -- basic and diluted............................     0.27      0.46      0.36      0.56

                                                                    SCHEDULE III

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                                GROSS AMOUNT AT WHICH
                                                  INITIAL COSTS             COSTS            CARRIED AT CLOSE OF PERIOD
                                            --------------------------   CAPITALIZED   ---------------------------------------
                                                          BUILDINGS      SUBSEQUENT                  BUILDINGS
                               RELATED                       AND             TO                         AND
        APARTMENTS           ENCUMBRANCES     LAND     IMPROVEMENTS(6)   ACQUISITION     LAND     IMPROVEMENTS(6)    TOTAL(1)
        ----------           ------------   --------   ---------------   -----------   --------   ---------------   ----------
Reunion Park by Summit.....     $   --      $    991      $     --        $ 13,613     $    997     $   13,607      $   14,604
Summit Arboretum...........     19,567         4,080        24,403             447        4,080         24,850          28,930
Summit Arbors..............         --           780         5,066             662          780          5,728           6,508
Summit Ashburn Farm........         --         2,438            --          12,392        2,438         12,392          14,830
Summit Aventura............         --         6,367            --          25,824        6,368         25,823          32,191
Summit Ballantyne..........         (2)        3,328            --          23,548        3,347         23,529          26,876
Summit Belcourt............      9,386         3,600        16,788             146        3,600         16,934          20,534
Summit Belmont.............         (4)          974            --          11,492          984         11,482          12,466
Summit Breckenridge........         --           812            --          12,810          812         12,810          13,622
Summit Buena Vista.........     24,980         4,670        30,499             425        4,670         30,924          35,594
Summit Camino Real.........     16,519         7,120        41,985             606        7,120         42,591          49,711
Summit Club at Dunwoody....         --         2,934        24,510             170        2,934         24,680          27,614
Summit Crossing............      3,985           768         5,174             476          768          5,650           6,418
Summit Deer Creek..........         --         3,537            --          18,561        3,845         18,253          22,098
Summit Del Ray.............         (2)        3,120            --          15,722        5,402         13,440          18,842
Summit Doral...............         --         3,099            --          20,465        3,133         20,431          23,564
Summit Fair Lakes..........     48,340         9,521            --          38,439        9,552         38,408          47,960
Summit Fair Oaks...........         --         4,356        17,215             714        4,356         17,929          22,285
Summit Fairview............         --           404            --           6,087          537          5,954           6,491
Summit Fairways............         --         2,819            --          15,291        2,819         15,291          18,110
Summit Foxcroft............      2,519           925         3,797             747          925          4,544           5,469
Summit Gateway.............         (4)        1,738            --          11,223        2,256         10,705          12,961
Summit Glen................         (2)        3,652            --          13,438        3,693         13,397          17,090
Summit Governor's
  Village..................         --         1,622            --          15,354        1,643         15,333          16,976
Summit Grandview...........         --         2,527            --          45,497        2,620         45,404          48,024
Summit Highland............         (2)        1,374            --           6,473        1,374          6,473           7,847
Summit Hunter's Creek......         --         2,193            --          17,855        2,195         17,853          20,048
Summit Lake................         --         1,712            --          28,621        2,511         27,822          30,333
Summit Largo...............         --         3,074            --          15,301        3,077         15,298          18,375
Summit Las Palmas..........         (2)        4,480        25,504             277        4,480         25,781          30,261
Summit at Lenox............         --        10,800        22,997             313       10,800         23,310          34,110
Summit Lofts...............         --         1,800         7,337             996        1,800          8,333          10,133
Summit Mayfaire............         --           936         8,897             195          936          9,092          10,028
Summit Meadow..............         (2)        2,313            --           8,873        2,539          8,647          11,186
Summit New Albany I........         --         2,693            --          21,293        2,715         21,271          23,986
Summit New Albany II.......         --         1,163            --           8,247        1,173          8,237           9,410


                                                                       DEPRECIABLE
                             ACCUMULATED      DATE OF         DATE        LIVES
        APARTMENTS           DEPRECIATION   CONSTRUCTION    ACQUIRED      YEARS
        ----------           ------------   ------------    --------   -----------
Reunion Park by Summit.....   $    (203)      6/99-9/00       4/99     5-40 years
Summit Arboretum...........      (1,785)           1996(5)   11/98     5-40 years
Summit Arbors..............      (1,330)           1986(5)    5/95     5-40 years
Summit Ashburn Farm........        (213)       299-9/00       7/98     5-40 years
Summit Aventura............      (4,440)     6/94-12/95      12/93     5-40 years
Summit Ballantyne..........      (2,193)     7/96-12/98      12/95     5-40 years
Summit Belcourt............      (1,167)           1994(5)   11/98     5-40 years
Summit Belmont.............      (4,992)      1/86-5/87       1/86     5-40 years
Summit Breckenridge........      (5,562)      7/85-5/87       6/85     5-40 years
Summit Buena Vista.........      (2,131)           1996(5)   11/98     5-40 years
Summit Camino Real.........      (2,960)           1998(5)   11/98     5-40 years
Summit Club at Dunwoody....      (1,971)           1997(5)    5/98     5-40 years
Summit Crossing............      (1,348)           1985(5)    5/95     5-40 years
Summit Deer Creek..........        (454)      2/99-6/00       1/98     5-40 years
Summit Del Ray.............      (4,130)      1/92-2/93       1/92     5-40 years
Summit Doral...............      (1,081)    12/97-11/99      12/96     5-40 years
Summit Fair Lakes..........      (2,295)      6/97-8/99      12/96     5-40 years
Summit Fair Oaks...........      (2,108)           1990(5)   12/97     5-40 years
Summit Fairview............      (2,806)      3/82-3/83       3/82     5-40 years
Summit Fairways............      (2,279)     9/95-12/96       8/95     5-40 years
Summit Foxcroft............      (1,211)           1979(5)    5/95     5-40 years
Summit Gateway.............      (4,505)      1/86-1/87      12/85     5-40 years
Summit Glen................      (3,844)      5/90-8/92       4/90     5-40 years
Summit Governor's
  Village..................      (1,104)     8/97-12/98       7/97     5-40 years
Summit Grandview...........        (149)     7/98-12/00       3/98     5-40 years
Summit Highland............      (3,051)      3/86-1/87      11/85     5-40 years
Summit Hunter's Creek......        (466)      3/99-3/00      11/98     5-40 years
Summit Lake................      (2,282)      9/96-1/99       4/96     5-40 years
Summit Largo...............        (500)     10/98-3/00      10/98     5-40 years
Summit Las Palmas..........      (1,641)           1998(5)   12/98     5-40 years
Summit at Lenox............      (2,276)           1965(5)    7/98     5-40 years
Summit Lofts...............      (2,487)           1990(5)   10/94     5-40 years
Summit Mayfaire............      (1,186)           1995(5)    1/97     5-40 years
Summit Meadow..............      (3,156)      8/89-8/90       2/89     5-40 years
Summit New Albany I........      (1,510)     5/97-12/98      11/96     5-40 years
Summit New Albany II.......        (260)     12/98-3/00       2/98     5-40 years

                                                                                                GROSS AMOUNT AT WHICH
                                                  INITIAL COSTS             COSTS            CARRIED AT CLOSE OF PERIOD
                                            --------------------------   CAPITALIZED   ---------------------------------------
                                                          BUILDINGS      SUBSEQUENT                  BUILDINGS
                               RELATED                       AND             TO                         AND
        APARTMENTS           ENCUMBRANCES     LAND     IMPROVEMENTS(6)   ACQUISITION     LAND     IMPROVEMENTS(6)    TOTAL(1)
        ----------           ------------   --------   ---------------   -----------   --------   ---------------   ----------
Summit Norcroft I..........         (2)        1,072            --           8,208        1,226          8,054           9,280
Summit Norcroft II.........         (2)          381            --           2,713          409          2,685           3,094
Summit On the River........         (2)        3,212            --          21,440        3,212         21,440          24,652
Summit Palm Lake...........         --         4,949            --          17,501        5,084         17,366          22,450
Summit Pike Creek..........         (4)        1,132            --          13,286        1,259         13,159          14,418
Summit Plantation I........         (2)        3,428        18,485             252        3,794         18,371          22,165
Summit Plantation II.......         (2)        4,012            --          17,284        3,645         17,651          21,296
Summit Portofino...........         --         3,864        24,504             472        3,864         24,976          28,840
Summit Radbourne...........      8,294         1,395        12,607           1,111        1,395         13,718          15,113
Summit Reston..............         --         5,434        26,255           1,411        5,434         27,666          33,100
Summit Russett I...........         --         3,995            --          19,353        3,995         19,353          23,348
Summit Russett II..........         --         1,728            --           8,779        1,728          8,779          10,507
Summit Sand Lake...........     13,990         4,160        22,979             559        4,160         23,538          27,698
Summit Sedgebrook..........         --         2,392            --          21,680        2,475         21,597          24,072
Summit Shiloh..............         --         1,592        12,125              19        1,591         12,145          13,736
Summit Simsbury............         (3)          650         4,570             599          650          5,169           5,819
Summit Square..............         --         2,757            --          16,243        3,775         15,225          19,000
Summit St. Clair...........         (2)        3,024        24,040             214        3,024         24,254          27,278
Summit Stonefield..........         --         3,541            --          16,491        3,576         16,456          20,032
Summit Stony Point.........         (4)        1,638        13,041             852        1,638         13,893          15,531
Summit Sweetwater..........         --         3,013        18,627              25        3,012         18,653          21,665
Summit Touchstone..........         (3)          766         5,568             654          766          6,222           6,988
Summit Turtle Rock.........     10,634         2,500        14,074             147        2,500         14,221          16,721
Summit Walk................         --           568           237           5,705          983          5,527           6,510
Summit Waterford...........         --         1,568            --          15,202        1,949         14,821          16,770
Summit Westwood............         --         1,989            --          22,549        2,042         22,496          24,538
Summit Windsor.............         (2)        3,704        14,497           7,350        4,029         21,522          25,551
                                            --------      --------        --------     --------     ----------      ----------
        Total..............                 $177,184      $445,781        $632,692     $184,494     $1,071,163      $1,255,657
                                            ========      ========        ========     ========     ==========      ==========


                                                                       DEPRECIABLE
                             ACCUMULATED      DATE OF         DATE        LIVES
        APARTMENTS           DEPRECIATION   CONSTRUCTION    ACQUIRED      YEARS
        ----------           ------------   ------------    --------   -----------
Summit Norcroft I..........      (2,136)      2/90-3/91      12/89     5-40 years
Summit Norcroft II.........        (712)     3/97-11/97       8/96     5-40 years
Summit On the River........      (2,834)      8/95-6/97      10/94     5-40 years
Summit Palm Lake...........      (5,414)      3/90-2/92       1/90     5-40 years
Summit Pike Creek..........      (5,000)     11/86-2/88       4/86     5-40 years
Summit Plantation I........      (2,339)      1/94-7/95       4/96     5-40 years
Summit Plantation II.......      (2,247)    10/96-11/97       9/96     5-40 years
Summit Portofino...........      (3,218)           1995(5)    1/97     5-40 years
Summit Radbourne...........      (2,600)           1991(5)    5/95     5-40 years
Summit Reston..............      (6,875)           1987(5)    4/94     5-40 years
Summit Russett I...........      (2,283)      7/95-9/97      11/94     5-40 years
Summit Russett II..........         (21)      6/99-6/00      12/98     5-40 years
Summit Sand Lake...........      (3,393)           1995(5)    2/97     5-40 years
Summit Sedgebrook..........      (1,880)      6/96-5/99       1/96     5-40 years
Summit Shiloh..............        (173)          10/99(5)    8/00     5-40 years
Summit Simsbury............      (1,258)           1985(5)    5/95     5-40 years
Summit Square..............      (5,152)      3/89-8/90       2/89     5-40 years
Summit St. Clair...........      (2,149)           1997(5)    3/98     5-40 years
Summit Stonefield..........      (1,682)      6/96-3/98       3/96     5-40 years
Summit Stony Point.........      (3,759)           1986(5)    2/94     5-40 years
Summit Sweetwater..........        (272)          12/99(5)    8/00     5-40 years
Summit Touchstone..........      (1,398)           1986(5)    5/95     5-40 years
Summit Turtle Rock.........      (1,053)           1995(5)   11/98     5-40 years
Summit Walk................      (1,454)      4/92-2/93       4/92     5-40 years
Summit Waterford...........      (5,175)      1/89-6/90      11/88     5-40 years
Summit Westwood............      (1,291)     10/97-5/99       9/97     5-40 years
Summit Windsor.............      (4,656)      8/88-8/89       3/95     5-40 years
                              ---------
        Total..............   $(145,500)
                              =========

(1) The aggregate cost for federal income tax purposes at December 31, 2000 is $990.4 million.

(2) Encumbered by fixed rate mortgages of $140.6 million.

(3) Encumbered by fixed rate mortgage of $8.3 million.

(4) Collateral for $38.3 million of letters of credit which serve as collateral for $37.4 million in tax-exempt bonds.

(5) Property purchased by Operating Partnership. Date reflects date construction completed.

(6) Includes furniture, fixtures and equipment.

                                                                    SCHEDULE III

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (DOLLARS IN THOUSANDS)

A summary of activity for real estate assets and accumulated depreciation is as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                2000         1999         1998
                                                             ----------   ----------   ----------
REAL ESTATE ASSETS(1):
  Balance at beginning of year.............................  $1,135,008   $1,068,435   $  830,068
                                                             ----------   ----------   ----------
  Acquisitions.............................................      35,343           --      267,991
  Improvements.............................................       8,582       10,565        9,804
  Developments.............................................     158,180      130,433       74,559
  Disposition of property..................................     (81,456)     (74,425)    (113,987)
                                                             ----------   ----------   ----------
                                                                120,649       66,573      238,367
                                                             ----------   ----------   ----------
  Balance at end of year...................................  $1,255,657   $1,135,008   $1,068,435
                                                             ==========   ==========   ==========
ACCUMULATED DEPRECATION(1):
  Balance at beginning of year.............................  $  127,803   $  114,196   $  105,313
  Depreciation.............................................      36,436       33,547       28,733
  Disposition of property..................................     (18,739)     (19,940)     (19,850)
                                                             ----------   ----------   ----------
  Balance at end of year...................................  $  145,500   $  127,803   $  114,196
                                                             ==========   ==========   ==========

(1) Includes only apartment communities and does not include fixed assets used in property development, construction and management of apartment communities.