Form 10-Q
period 2001-09-30
SUMMIT PROPERTIES PARTNERSHIP L P
filed 2001-11-13
CIK 1034235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 0-22411

SUMMIT PROPERTIES PARTNERSHIP, L.P.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-1857809 (I.R.S. Employer Identification No.)

309 E. Morehead Street Suite 200 Charlotte, North Carolina (Address of principal executive offices)	28202 (Zip code)

(704) 334-3000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

SUMMIT PROPERTIES PARTNERSHIP, L.P.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT PROPERTIES PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, except per unit data)
(Unaudited)

	September 30,	December 31,
	2001	2000

ASSETS

Real estate assets:

Land and land improvements	$188,287	$184,494

Buildings and building improvements	1,065,272	1,001,183

Furniture, fixtures and equipment	81,400	74,920

Real estate assets before depreciation	1,334,959	1,260,597

Less: accumulated depreciation	(164,136)	(147,437)

Operating real estate assets	1,170,823	1,113,160

Construction in progress	134,649	167,462

Net real estate assets	1,305,472	1,280,622

Cash and cash equivalents	2,653	3,148

Restricted cash	3,847	41,809

Investments in Summit Management Company and real estate joint ventures	3,088	736

Deferred financing costs, net	7,607	7,760

Other assets	8,547	6,536

Total assets	$1,331,214	$1,340,611

LIABILITIES AND PARTNERS’ EQUITY

Liabilities:

Notes payable	$764,485	$763,899

Accounts payable and accrued expenses	24,184	20,415

Distributions payable	14,129	13,481

Accrued interest payable	6,315	7,729

Security deposits and prepaid rents	3,812	3,959

Total liabilities	812,925	809,483

Partners’ common and preferred equity:

Series B preferred units — 3,400,000 issued and outstanding	82,713	82,713

Series C preferred units — 2,200,000 issued and outstanding	53,547	53,547
Partnership common units issued and outstanding 30,549,930 and 30,814,661

General partner — outstanding 305,499 and 308,147	4,551	4,680

Limited partners — outstanding 30,244,431 and 30,506,514	377,478	390,188

Total partners’ equity	518,289	531,128

Total liabilities and partners’ common and preferred equity	$1,331,214	$1,340,611

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:

Rental	$45,377	$44,653	$135,629	$128,257

Other property income	3,483	3,442	10,236	9,555

Interest	458	665	1,724	2,404

Other income	202	155	707	468

Total revenues	49,520	48,915	148,296	140,684

Expenses:

Property operating and maintenance:

Personnel	3,487	3,542	10,164	9,661

Advertising and promotion	467	739	1,718	1,987

Utilities	2,363	2,290	6,824	6,426

Building repairs and maintenance	2,248	2,183	6,314	6,295

Real estate taxes and insurance	5,117	4,982	15,878	14,285

Depreciation	9,858	9,626	29,385	27,910

Property supervision	1,418	1,308	4,310	3,766

Other operating expenses	857	751	2,345	2,112

	25,815	25,421	76,938	72,442

Interest	9,933	10,089	30,089	28,544

Amortization	382	256	1,079	731

General and administrative	1,872	1,058	4,217	3,020

(Income) loss on equity investments:

Summit Management Company	89	123	(396)	685

Real estate joint ventures	(271)	249	(232)	397

Total expenses	37,820	37,196	111,695	105,819

Income before gain on sale of real estate assets, impairment loss on investments in technology companies and extraordinary items	11,700	11,719	36,601	34,865

Gain on sale of real estate assets	2,788	21,346	13,570	29,232

Impairment loss on investments in technology companies	—	—	(1,217)	—

Income before extraordinary items	14,488	33,065	48,954	64,097

Extraordinary items	—	(111)	—	(111)

Net income	14,488	32,954	48,954	63,986

Distributions to Series B preferred unitholders	(1,902)	(1,902)	(5,706)	(5,706)

Distributions to Series C preferred unitholders	(1,203)	(1,203)	(3,609)	(3,609)

Income available to common unitholders	11,383	29,849	39,639	54,671

Income available to common unitholders allocated to general partner	(114)	(298)	(396)	(547)

Income available to common unitholders allocated to limited partners	$11,269	$29,551	$39,243	$54,124

Per unit data:

Income before extraordinary items — basic	$0.47	$1.08	$1.59	$2.09

Income before extraordinary items — diluted	$0.47	$1.07	$1.57	$2.08

Net income — basic	$0.47	$1.07	$1.59	$2.09

Net income — diluted	$0.47	$1.07	$1.57	$2.07

Distributions to Series B preferred unitholders — basic and diluted	$(0.06)	$(0.06)	$(0.18)	$(0.19)

Distributions to Series C preferred unitholders — basic and diluted	$(0.04)	$(0.04)	$(0.12)	$(0.12)

Income available to common unitholders — basic	$0.37	$0.97	$1.29	$1.78

Income available to common unitholders — diluted	$0.37	$0.97	$1.27	$1.76

Distributions declared	$0.4625	$0.4375	$1.3875	$1.3125

Weighted average units — basic	30,502,457	30,664,610	30,868,393	30,667,450

Weighted average units — diluted	30,879,316	30,935,031	31,191,185	30,839,406

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Series B	Series C
	Preferred	Preferred	General	Limited
	Units	Units	Partner	Partner	Total

Balance, December 31, 2000	$82,713	$53,547	$4,680	$390,188	$531,128

Distributions	—	—	(428)	(42,343)	(42,771)

Contributions from Summit Properties Inc. related to:

Proceeds from dividend and stock purchase plans			63	6,254	6,317

Exercise of stock options	—	—	10	1,004	1,014

Amortization of restricted stock grants	—	—	11	1,106	1,117

Issuance of restricted stock grants	—	—	(7)	(724)	(731)

Issuance of employee notes receivable	—	—	(31)	(3,062)	(3,093)

Repayments of employee notes receivable	—	—	13	1,321	1,334

Redemption of common units — sale of communities	—	—	(176)	(17,389)	(17,565)

Issuance of common units — purchase of communities	—	—	19	1,881	1,900

Distributions to preferred unitholders	—	—	(93)	(9,222)	(9,315)

Net income	—	—	490	48,464	48,954

Balance, September 30, 2001.	$82,713	$53,547	$4,551	$377,478	$518,289

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:

Net income	$48,954	$63,986

Adjustments to reconcile net income to net cash provided by operating activities:

Extraordinary items	—	111

Impairment loss on investments in technology companies	1,217	—

Gain on sale of real estate assets	(13,570)	(29,232)

(Income) loss on equity method investments	(628)	1,082

Depreciation and amortization	31,562	29,229

Increase in restricted cash	(266)	(2,627)

Increase in other assets	(2,276)	(1,371)

Decrease in accrued interest payable	(1,414)	(2,418)

Increase in accounts payable and accrued expenses	9,015	7

(Decrease) increase in security deposits and prepaid rents	(86)	302

Net cash provided by operating activities	72,508	59,069

Cash flows from investing activities:

Construction of real estate assets and land acquisitions, net of payables	(85,760)	(127,131)

Proceeds from sale of communities	72,950	83,677

Purchase of communities	—	(33,127)

Capitalized interest	(9,053)	(7,594)

Investment in real estate joint venture	(4,075)	—

Recurring capital expenditures	(3,736)	(4,006)

Non-recurring capital expenditures	(4,447)	(1,957)

Net cash used in investing activities	(34,121)	(90,138)

Cash flows from financing activities:

Net (repayments) borrowings on unsecured credit facility	(17,003)	57,175

Repayments of unsecured notes	—	(15,000)

Net borrowings on unsecured medium-term notes	29,399	9,545

Proceeds from issuance of mortgage debt	—	47,912

Repayments of mortgage debt	(4,061)	(7,175)

Repayments of tax exempt bonds	(620)	(885)

Distributions to common unitholders	(42,123)	(39,811)

Distributions to Series B preferred unitholders	(5,706)	(5,706)

Distributions to Series C preferred unitholders	(3,609)	(3,609)

Increase in employee notes receivable	(3,093)	(9,472)

Proceeds from employee notes receivable	1,334	1,044

Contributions from Summit Properties Inc. related to:

Proceeds from dividend reinvestment and stock purchase plans and exercise of stock options	6,600	5,503

Repurchase of Summit Properties Inc. common stock	—	(8,024)

Repurchase of common units in Operating Partnership	—	(1,759)

Net cash (used in) provided by financing activities	(38,882)	29,738

Net decrease in cash and cash equivalents	(495)	(1,331)

Cash and cash equivalents, beginning of year	3,148	4,130

Cash and cash equivalents, end of period	$2,653	$2,799

Supplemental disclosure of cash flow information — Cash paid for interest, net of capitalized interest	$31,503	$30,962

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unless the context otherwise requires, all references to “we,” “our” or “us” in this report refer collectively to Summit Properties Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. All references to “Summit” in this report refer to Summit Properties Inc., a Maryland corporation and the sole general partner of the Operating Partnership.

1.  BASIS OF PRESENTATION

We have prepared the accompanying unaudited financial statements in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. We have included all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year. You should read our December 31, 2000 audited financial statements and notes included in our Annual Report on Form 10-K in conjunction with these interim statements.

We conduct the business of operating, developing and acquiring “Class A” luxury apartment communities for Summit, which is a self-administered and self-managed real estate investment trust.

Recently Issued Accounting Standards — On June 29, 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We are evaluating the impact of the adoption of these standards and have not yet determined the effect of adoption on our financial position and results of operations.

The Financial Accounting Standards Board has approved SFAS No. 143, “Accounting for Asset Retirement Obligations” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, including legal obligations that result from the acquisition, construction, development and/or the normal operation of long-lived assets. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and Accounting Principles Bulletin No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, this standard retains the basic provisions of APB 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are evaluating the impact of the adoption of these standards and have not yet determined the effect of adoption on our financial position and results of operations.

Earnings per Common Unit — The only difference between “basic” and “diluted” weighted average common units is the dilutive effect of Summit’s outstanding stock options. There were 376,859 and 322,792 common

SUMMIT PROPERTIES PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

units added to weighted average common units outstanding for the three and nine months ended September 30, 2001, respectively, and 270,421 and 171,956 common units added to weighted average common units outstanding for the three and nine months ended September 30, 2000, respectively.

Reclassifications — Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2.  REAL ESTATE JOINT VENTURES

We own a 25% interest in a joint venture named Station Hill, LLC, in which we and Hollow Creek, LLC, a subsidiary of a major financial services company, are members. In exchange for our interest in Station Hill, we contributed one phase of each of two communities. We sold three communities and one phase of each of the two communities contributed to Station Hill to Hollow Creek and Hollow Creek concurrently contributed them to Station Hill for a 75% joint venture interest. The two phases contributed to Station Hill and the two phases sold to Hollow Creek are now considered two communities and, therefore, we currently own a 25% interest in four communities owned by Station Hill. Station Hill is accounted for on the equity method of accounting.

On August 1, 2001, Station Hill sold an apartment community located in Tampa, Florida formerly known as Summit Station (230 apartment homes) for $11.9 million. The disposition of Summit Station resulted in the recognition of a gain on sale by Station Hill of $1.1 million. The purchaser of Summit Station assumed an $8.3 million mortgage and paid the balance of the purchase price in cash.

The following are condensed balance sheets and income statements for Station Hill as of, and for the nine months ended, September 30, 2001 and 2000. The balance sheets and income statements below reflect the financial position and operations of Station Hill in its entirety, not only our 25% interest (amounts in thousands).

	Balance Sheet

	2001	2000

Real estate assets, net	$74,783	$87,493

Cash and cash equivalents	1,653	2,176

Other assets	354	408

Total assets	$76,790	$90,077

Mortgages payable	$59,729	$68,863

Other liabilities	1,217	1,448

Partners’ capital	15,844	19,766

Total liabilities and partners’ capital	$76,790	$90,077

	Income Statement

	2001	2000

Revenues	$9,235	$9,267

Expenses:

Property operating	3,253	3,331

Interest	3,339	3,474

Depreciation and amortization	2,357	2,256

Total expenses	8,949	9,061

Income before gain on sale of real estate assets	286	206

Gain on sale of real estate assets	1,082	—

Net income	$1,368	$206

SUMMIT PROPERTIES PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

We also own a 49% interest in a joint venture which developed an apartment community in Atlanta, Georgia. This project is accounted for under the equity method of accounting and, therefore, its operating results are presented in “(Income) loss on equity investments: Real estate joint ventures” in our consolidated statements of earnings. The construction costs were funded through a separate loan to the joint venture from an unrelated third party equal to 100% of the construction costs. We have the option to purchase our partner’s interest in the joint venture for a period of four months after the project becomes stabilized. The project reached stabilization on September 1, 2001, and we have not yet decided whether we will exercise our option. If we do not exercise our option, we will be required to make a capital contribution of 25% of the joint venture’s total construction loan amount which was $26.9 million at September 30, 2001.

On May 25, 2001, we contributed $4.2 million for a 29.78% interest in a joint venture that owns substantially all of the interests in a limited liability company that will develop an apartment community in Miami, Florida. The community will consist of 323 apartment homes and 17,795 square feet of office/retail space. The construction costs are being funded through the equity which the joint venture contributed to the limited liability company and by a loan to that company from an unrelated third party. In the event that construction costs exceed the construction loan amount, we have agreed to lend to the joint venture, which will in turn advance to the limited liability company, the amount required to fund such cost overruns. This loan would accrue interest at the rate of 11% per year. Upon completion of construction, the joint venture will pay, or refinance, the construction loan. In the event the limited liability company defaults on the construction loan, we have the right, under certain circumstances, to cure the defaults, keep the construction loan in place and complete construction of the community. The joint venture has also acquired an adjacent piece of land.

We are serving as the managing member of the joint venture, and Summit Management Company will be the property management company for the project. This project is accounted for on the equity method of accounting.

3.  COMMUNITY DISPOSITIONS

During the nine months ended September 30, 2001, we sold four apartment communities and one parcel of land for an aggregate sales price of $62.5 million. The four communities sold were the former Summit Palm Lake (304 apartment homes) located in West Palm Beach, Florida, Summit Arbors and Summit Radbourne (an aggregate of 345 apartment homes) both located in Charlotte, North Carolina and Summit Lofts (200 apartment homes) located in Palm Harbour, Florida. The parcel of land was located in Richmond, Virginia. The disposition of these four communities and parcel of land resulted in the recognition of a net gain on sale of $13.9 million.

The proceeds from Summit Palm Lake, Summit Lofts and the parcel of land, a total of $34.8 million, were used to repay amounts outstanding under our unsecured line of credit. The purchaser of Summit Arbors and Summit Radbourne assumed $8.5 million in mortgages and exchanged 741,148 common units valued at $17.6 million as consideration in the transaction.

4.  NOTES PAYABLE

We have a syndicated unsecured line of credit in the amount of $225.0 million. The credit facility provides funds for new development, acquisitions and general working capital purposes. Loans under the credit facility bear interest at LIBOR plus 100 basis points. The spread component of the aggregate interest rate will be reduced in the event of an upgrade of our unsecured credit rating. The credit facility is repayable monthly on an interest only basis with principal due at maturity. The credit facility’s initial three-year term was scheduled to expire on September 26, 2003. On July 6, 2001, we closed on a one-year extension option under this credit facility. The new maturity date is September 26, 2004, and all other terms and covenants of the credit facility remain unchanged.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

On April 20, 2000, we commenced a new program for the sale of up to $250.0 million aggregate principal amount of medium-term notes due nine months or more from the date of issuance. During the nine months ended September 30, 2001, we issued medium-term notes with an aggregate principal amount of $60.0 million in connection with the new MTN program, including (a) $25.0 million of notes which are due on May 9, 2006 and bear interest at 7.04% per year and (b) $35.0 million of notes which are due on May 9, 2011 and bear interest at 7.703% per year. We had medium-term notes with an aggregate principal amount of $112.0 million outstanding in connection with the new MTN program at September 30, 2001.

On May 29, 1998, we established a program for the sale of up to $95.0 million aggregate principal amount of medium-term notes due nine months or more from the date of issuance. We had medium-term notes with an aggregate principal amount of $25.0 million outstanding in connection with this MTN program at September 30, 2001. As a result of the commencement of the $250.0 million MTN program, we cannot issue any additional notes under the $95.0 million MTN program.

5.  DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to capital market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

On January 1, 2001, we adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The cumulative effect of adopting FAS 133 was not material to our financial statements.

At September 30, 2001, we had one interest rate swap with a notional amount of $30.0 million, relating to $30.0 million of 6.625% fixed rate notes issued under our MTN program. Under the interest rate swap agreement, through the maturity date of December 15, 2003, (a) we have agreed to pay to the counterparty the interest on a $30.0 million notional amount at a floating interest rate of three-month LIBOR plus 11 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate. The floating rate at September 30, 2001 was 3.26%. The fair value of the interest rate swap was $2.4 million at September 30, 2001. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded as a reduction of the related debt instrument. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under FAS 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

6.  RESTRICTED STOCK

During the nine months ended September 30, 2001, Summit granted 94,818 shares of restricted stock valued at $1.2 million pursuant to its Performance Stock Award Plan. One half of these shares vested on the date of grant, with the remaining shares vesting in two equal annual installments on January 1, 2002 and January 1, 2003. The value of the unvested shares has been recorded as unamortized restricted stock compensation.

During the nine months ended September 30, 2001 and 2000, Summit granted 11,804 (net of 12,202 forfeited shares for terminated employees) and 72,805 shares, respectively, of restricted stock to employees under its 1994 Stock Option and Incentive Plan. The market value of the restricted stock grants awarded during these nine months in 2001 and 2000 totaled $375,000 (net of $234,000 in forfeited shares for terminated employees) and $1.3 million, respectively, which has been recorded as unamortized restricted stock compensation.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Unearned compensation related to these restricted stock grants is being amortized to expense over the vesting period which ranges from three to five years.

7.  SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the nine months ended September 30, 2001 and 2000 are as follows:

A.	We accrued distributions payable in the amounts of $14.1 million and $13.4 million at September 30, 2001 and 2000, respectively.

B.	Summit issued 11,804 (net of 12,202 forfeited shares for terminated employees) and 72,805 shares of restricted stock valued at $375,000 (net of $234,000 in forfeited shares for terminated employees) and $1.3 million during the nine months ended September 30, 2001 and 2000, respectively.

C.	Summit issued 94,818 shares of restricted stock valued at $1.2 million during the nine months ended September 30, 2001 in connection with its Performance Stock Award Plan. There were no such issuances of restricted stock in connection with the plan during the nine months ended September 30, 2000.

D.	Summit issued 145,907 and 43,545 shares of common stock in exchange for 145,907 and 43,545 of our common units of limited partnership interest valued at $3.9 million and $875,000 during the nine months ended September 30, 2001 and 2000, respectively.

E.	We issued 66,376 common units at a price of $28.625 per unit during the nine months ended September 30, 2001 in connection with the purchase of a building and a parcel of land.

F.	As partial consideration for the purchase of the former Summit Radbourne and Summit Arbors communities on June 27, 2001, the purchaser assumed mortgages with an aggregate balance of $8.5 million at the date of sale, and exchanged 741,148 common units valued at $17.6 million.

G.	We purchased our joint venture partner’s interest in each of two communities during the nine months ended September 30, 2000 at an aggregate purchase price of approximately $36.0 million. The acquisitions were primarily financed with the issuance of 96,455 common units in the aggregate valued at $2.2 million, as well as the payment of $33.7 million in cash in the aggregate.

8.  COMMITMENTS AND CONTINGENCIES

The estimated cost to complete the five development projects currently under construction was $64.0 million at September 30, 2001. Anticipated construction completion dates of the projects range from the fourth quarter of 2001 to the first quarter of 2003.

On January 19, 2000, we entered into a Real Estate Purchase Agreement with a third-party real estate developer. Under the terms of the agreement, we have agreed to purchase a “Class A” mixed-use community, which will be called Summit Brickell and will be located in Miami, Florida. We expect to close on the purchase of Summit Brickell during the second half of 2002 following its completion and achievement of 85% occupancy. The final purchase price will be determined based on actual construction costs plus a bonus to the developer based on the capitalized income of the property at the time of purchase. The purchase price is expected to range from $50.5 million to $60.0 million. The purchase of Summit Brickell is subject to customary closing conditions. We issued a letter of credit in the amount of $13.0 million, which serves as a credit enhancement to the developer’s construction loan. In the event that the letter of credit is drawn upon, we will be treated as having issued a loan to the developer in the amount of such draw. Any such loan will accrue interest at a rate of 18% per year.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Summit has employment agreements with two of its former executive officers both of whom resigned from such executive positions, but who remain as employees and have agreed to provide various services to Summit from time to time over the next ten years. Each employment agreement requires that Summit pay to the former officer a base salary aggregating up to $2.1 million over the period from July 1, 2001 to December 31, 2011. Either party can terminate the employment agreements, effective 20 business days after written notice is given. The full base salary amount due shall be payable through 2011 whether or not the agreements are terminated earlier in accordance with their terms.

9.  BUSINESS SEGMENTS

We are an established leader in the operation, development and acquisition of “Class A” luxury apartments located in the southeastern, southwestern and mid-atlantic United States. We develop apartments solely for our own use and do not perform development activities for third parties. We evaluate each community’s performance individually. However, because of the similar economic characteristics and services provided to our residents at each community, our communities have been aggregated into one reportable segment, apartment operations. This segment generated 98.4% and 98.0% of our total revenues for the nine months ended September 30, 2001 and 2000, respectively.

10.  PREFERRED UNITS

As of September 30, 2001, we had outstanding 3.4 million preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units. We may redeem these preferred units on or after April 29, 2004 for cash, or at our option, shares of Summit’s 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock, or a combination of cash and stock. Holders of the Series B preferred units have the right to exchange these preferred units for shares of Summit’s Series B preferred stock on a one-for-one basis, subject to adjustment: (a) on or after April 29, 2009, (b) if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes. Distributions on the Series B preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series B preferred units in the aggregate amount of $5.7 million during each of the nine-month periods ended September 30, 2001 and 2000.

As of September 30, 2001, we had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. The preferred units are redeemable by the Operating Partnership on or after September 3, 2004 for cash. Holders of the Series C preferred units have the right to exchange these preferred units for shares of Summit’s Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceed 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $3.6 million during each of the nine-month periods ended September 30, 2001 and 2000.

11.  COMMON STOCK REPURCHASE PROGRAM

On March 12, 2000, Summit’s Board of Directors authorized a common stock repurchase program pursuant to which Summit was authorized to purchase up to an aggregate of $25.0 million of currently issued and outstanding shares of its common stock. During the three months ended September 30, 2001, Summit’s Board

SUMMIT PROPERTIES PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

of Directors increased the size of this common stock repurchase program to $56.0 million. All repurchases have been, and will be, made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. Summit did not repurchase any shares of its common stock during the nine months ended September 30, 2001. During the year ended December 31, 2000, Summit repurchased 279,400 shares of its common stock under the common stock repurchase program for an aggregate purchase price, including commissions, of $5.5 million, or an average price of $19.80 per share.

During 2000, Summit completed a common stock repurchase program pursuant to which it was authorized to purchase up to an aggregate of $50.0 million of its common stock. The total number of shares of common stock repurchased under this program was 2.5 million shares for an aggregate purchase price, including commissions, of $50.0 million, or an average price of $19.63 per share.

12.  IMPAIRMENT LOSS

Management considers events and circumstances that may indicate impairment of an investment, including operating performance and cash flow projections. Management determined during the second quarter of 2001 that our investments in Broadband Now, Inc. and Yieldstar Technology LLC were impaired and that such impairment was other than temporary. As a result, we recorded an impairment loss in the amount of $1.2 million, which represents our entire investments in these two technology companies. We have no other technology company investments.

13.  SUBSEQUENT EVENTS

Subsequent to September 30, 2001, we sold three apartment communities formerly known as Summit Stony Point (250 apartment homes) located in Richmond, Virginia, Summit Gateway (212 apartment homes) located in Tampa, Florida and Summit Deerfield (498 apartment homes) located in Cincinnati, Ohio for $77.1 million in the aggregate. The disposition of these communities resulted in the recognition of a gain on sale of $10.2 million in the aggregate. The net proceeds of $4.3 million from the disposition of Summit Gateway were placed into escrow in accordance with like-kind exchange rules and regulations and are expected to be used to fund development activities. Net proceeds in the aggregate amount of $57.1 million from the disposition of Summit Stony Point and Summit Deerfield were used to repay amounts outstanding under our unsecured credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements relating to the operating performance of fully stabilized communities, the development, acquisition or disposition of properties, anticipated construction commencement and completion and lease-up dates, and estimated development costs. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	economic conditions generally and the real estate market specifically, including changes in occupancy rates and rents, the continuing deceleration of economic conditions in our markets, and the failure of national and local economic conditions to rebound in a timely manner;

•	legislative/regulatory changes;

•	availability and cost of capital;

•	changes in interest rates;

•	uncertainties associated with our development activities, including the failure to obtain zoning and other approvals, actual costs exceeding our budgets, and increases in construction costs;

•	the failure of acquisitions to yield expected results;

•	the failure to sell communities marketed for sale, including properties currently under contract for sale which are subject to customary closing conditions, or to sell communities in a timely manner or on favorable terms;

•	construction delays due to the unavailability of materials, weather conditions or other delays;

•	competition, which could limit our ability to secure attractive investment opportunities, lease apartment homes or increase or maintain rents;

•	supply and demand for apartment communities in our current and proposed market areas, especially our core markets described below;

•	changes in generally accepted accounting principles, or policies and guidelines applicable to REITs; and

•	those factors discussed below and in the sections entitled “Operating Performance of Communities in Lease-up” and “Certain Factors Affecting the Performance of Development Communities,” on pages 19 and 25 of this report.

You should consider these risks and uncertainties when evaluating forward-looking statements and you should not place undue reliance on such statements. These forward-looking statements represent our estimates and assumptions only as of the date of this report. We do not undertake to update these forward-looking statements. You should read the following discussion in conjunction with our unaudited consolidated financial statements and notes which accompany this report, and our audited financial statements for the year ended December 31, 2000 and notes included in our annual report on Form 10-K.

We focus on the operation, development and acquisition of “Class A” luxury apartment communities located in the southeastern, southwestern and mid-atlantic United States. We focus our efforts in seven core markets, with particular emphasis on Washington, D.C., Southeast Florida and Atlanta, Georgia. Our other core markets are Dallas and Austin, Texas and Raleigh and Charlotte, North Carolina. Because we focus on these seven core markets, changes in local economic and market conditions in these markets may significantly affect our current operations and future prospects.

We have experienced weakening fundamentals in all of our markets during the year, particularly during the three months ended September 30, 2001. This weakness has been due to the downturn in the national economy, as well as declining economic conditions in our core markets, especially Atlanta, Austin, Charlotte and Raleigh. Local demand for apartment homes has declined due to lower job growth in many of our markets, and there has been a decrease in the number of potential residents visiting our communities. We also have experienced increased turnover in resident occupancy. Although the current political and economic environment is unpredictable, we expect these trends to continue for the next few quarters.

HISTORICAL RESULTS OF OPERATIONS

Our net income is generated primarily from operations of our apartment communities. The changes in operating results from period to period reflect changes in existing community performance and changes in the number of apartment homes due to development, acquisition, or disposition of communities. Where appropriate, comparisons are made on a “fully stabilized communities,” “acquisition communities,” “stabilized development communities,” “communities in lease-up” and “disposition communities” basis in order to adjust for changes in the number of apartment homes. We consider a community to be “stabilized” when it has attained a physical occupancy level of at least 93%. A community that we have acquired is deemed “fully stabilized” when we have owned it for one year or more as of the beginning of the current year. A community that we have developed is deemed “fully stabilized” when stabilized for the two prior years as of the beginning of the current year. A community is deemed to be a “stabilized development” community when stabilized as of the beginning of the current year but not the entire two prior years. A community in lease-up is defined as one that has commenced rental operations but was not stabilized as of the beginning of the current year. A community’s average physical occupancy is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the communities, expressed as a percentage. Average physical occupancy has been calculated using the average of the occupancy that existed on Sunday during each week of the period. Average monthly rental revenue presented represents the average monthly net rental revenue per occupied apartment home. Our methodology for calculating average physical occupancy and average monthly rental revenue may differ from the methodology used by other apartment companies and, accordingly, may not be comparable to other apartment companies. All communities’ information is presented before real estate depreciation and amortization expense.

  Results of Operations for the Three and Nine Months Ended September 30, 2001 and 2000

Income before gain on sale of real estate assets, impairment loss on investments in technology companies and extraordinary items remained stable at $11.7 million for the three months ended September 30, 2001 and 2000 and increased from $34.9 million to $36.6 million for the nine-month periods ended September 30, 2001 and 2000, respectively, primarily due to increased property operating income generated by our portfolio of communities, offset by increased interest costs primarily as a result of increased average indebtedness outstanding.

Operating Performance of Our Portfolio of Communities

The operating performance of our communities for the three and nine months ended September 30, 2001 and 2000 is summarized below (dollars in thousands). All property operating and maintenance expense amounts in this Management’s Discussion and Analysis section is presented before depreciation.

	Three Months Ended September 30,			Nine Months Ended September 30,

	2001	2000	% Change	2001	2000	% Change

Property revenues:

Fully stabilized communities	$28,371	$28,424	-0.2%	$85,109	$83,332	2.1%

Acquisition communities	1,287	894	44.0%	3,855	894	331.2%

Stabilized development communities	13,695	13,050	4.9%	40,717	35,159	15.8%

Communities in lease-up	5,346	1,067	401.0%	11,957	2,991	299.8%

Communities sold	161	4,660	-96.5%	4,227	15,436	-72.6%

Total property revenues	48,860	48,095	1.6%	145,865	137,812	5.8%

Property operating and maintenance expense:

Fully stabilized communities	9,748	9,442	3.2%	28,532	27,380	4.2%

Acquisition communities	445	289	54.0%	1,319	289	356.4%

Stabilized development communities	4,177	3,822	9.3%	12,436	9,977	24.6%

Communities in lease-up	1,514	487	210.9%	3,861	1,515	154.9%

Communities sold	73	1,755	-95.8%	1,405	5,371	-73.8%

Total property operating and maintenance expense	15,957	15,795	1.0%	47,553	44,532	6.8%

Property operating income	$32,903	$32,300	1.9%	$98,312	$93,280	5.4%

Apartment homes, end of period	18,079	18,094	-0.1%	18,079	18,094	-0.1%

A summary of our apartment homes (excluding joint ventures) for the nine months ended September 30, 2001 and 2000 is as follows:

	2001	2000

Apartment homes at January 1 of the year	18,928	17,673

Developments which began rental operations during the period	—	1,284

Apartment homes acquired	—	490

Sale of apartment homes	(849)	(1,353)

Apartment homes at September 30 of the year	18,079	18,094

Operating Performance of Fully Stabilized Communities

The operating performance of our communities stabilized prior to January 1, 1999 is summarized below (dollars in thousands except average monthly rental revenue):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2001	2000	% Change	2001	2000	% Change

Property revenues:

Rental	$26,352	$26,484	-0.5%	$79,251	$77,711	2.0%

Other	2,019	1,940	4.1%	5,858	5,621	4.2%

Total property revenues	28,371	28,424	-0.2%	85,109	83,332	2.1%

Property operating and maintenance expense:

Personnel	2,024	1,929	4.9%	5,822	5,401	7.8%

Advertising and promotion	229	366	-37.4%	856	1,086	-21.2%

Utilities	1,336	1,251	6.8%	3,818	3,606	5.9%

Building repairs and maintenance	1,420	1,348	5.3%	3,961	3,909	1.3%

Real estate taxes and insurance	3,438	3,311	3.8%	10,243	9,761	4.9%

Property supervision	790	794	-0.5%	2,375	2,325	2.2%

Other operating expense	511	443	15.3%	1,457	1,292	12.8%

Total property operating and maintenance expense	9,748	9,442	3.2%	28,532	27,380	4.2%

Property operating income	$18,623	$18,982	-1.9%	$56,577	$55,952	1.1%

Average physical occupancy	92.9%	95.6%	-2.7%	93.2%	94.7%	-1.5%

Average monthly rental revenue	$924	$903	2.3%	$924	$894	3.4%

Number of apartment homes	10,457	10,457		10,457	10,457

Number of apartment communities	36	36		36	36

For the three-month period, property revenues declined due to lower occupancy levels as a result of a decline in job growth throughout our markets. The increase in other property revenues is the result of increases in such income items as water sub-meter income, trash fees and redecorating fees. Property revenues increased for the nine-month period primarily in our Washington, D.C. and Southeast Florida markets, offset by weaker performance in our other markets. The decrease in advertising costs for the three and nine-month periods is primarily due to a reduction in media advertising and locator fees. Other operating expenses have increased for both the three and nine-month periods primarily due to amounts expended for internet connectivity projects in 2001. As a percentage of total property revenue, total property operating and maintenance expenses increased to 34.4% for the three months ended September 30, 2001 from 33.2% for the three months ended September 30, 2000, and increased to 33.5% for the nine months ended September 30, 2001 from 32.9% for the nine months ended September 30, 2000.

Operating Performance of Acquisition Communities

Acquisition communities for the three and nine months ended September 30, 2001 consist of Summit Sweetwater and Summit Shiloh, both located in Atlanta, Georgia, representing a total of 490 apartment homes, in each of which we acquired our joint venture partner’s 51% interest on August 1, 2000.

The operations of these two communities for the three and nine months ended September 30, 2001 and 2000 are summarized as follows (dollars in thousands except average monthly rental revenue):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Property revenues:

Rental	$1,178	$827	$3,571	$827

Other	109	67	284	67

Total property revenues	1,287	894	3,855	894

Property operating and maintenance expense	445	289	1,319	289

Property operating income	$842	$605	$2,536	$605

Average physical occupancy	92.5%	93.1%	92.5%	93.1%

Average monthly rental revenue	$892	$912	$900	$912

Number of apartment homes	490	490	490	490

Operating Performance of Stabilized Development Communities

We had fifteen stabilized development communities (Summit Ballantyne, Summit Sedgebrook, Summit Governor’s Village, Summit Lake, Summit Russett I, Summit Westwood, Summit New Albany, Summit Fair Lakes, Summit Doral, Summit Largo, Summit Hunter’s Creek, Summit Ashburn Farm, Summit Deer Creek, Summit Fairview and Reunion Park by Summit) at September 30, 2001. Summit Fairview is an existing community which underwent major renovations during 1999 and 2000. Its operating results are included in results of stabilized development communities as it reached stabilization after renovation subsequent to January 1, 1999. The operating performance of these fifteen communities for the three and nine months ended September 30, 2001 and 2000 is summarized below (dollars in thousands except average monthly rental revenue):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Property revenues:

Rental	$12,699	$12,082	$37,861	$32,622

Other	996	968	2,856	2,537

Total property revenues	13,695	13,050	40,717	35,159

Property operating and maintenance expense	4,177	3,822	12,436	9,977

Property operating income	$9,518	$9,228	$28,281	$25,182

Average physical occupancy	94.8%	92.2%	94.4%	86.1%

Average monthly rental revenue	$970	$927	$968	$875

Number of apartment homes	4,668	4,668	4,668	4,668

Operating Performance of Communities in Lease-up

We had seven communities in lease-up during the nine months ended September 30, 2001. Six of the seven communities in lease-up are new developments and one of the communities in lease-up, Summit Lenox, is an existing community that underwent major renovations during 1999 and 2000. A summary of the six new development communities in lease-up as of September 30, 2001 is as follows (dollars in thousands):

		Total	Actual/			% Leased
	Number of	Actual/	Anticipated	Actual/	Q3 2001	as of
	Apartment	Estimated	Construction	Anticipated	Average	September 30,
Community	Homes	Cost	Completion	Stabilization	Occupancy	2001

Summit Russett II — Laurel, MD	112	$10,700	Q4 2000	Q2 2001	95.7%	87.5%

Summit Grandview — Charlotte, NC	266	51,500	Q4 2000	Q4 2001	85.1%	91.7%

Summit Deerfield — Cincinnati, OH (1)	498	45,200	Q3 2001	Q2 2002	60.8%	67.3%

Summit Crest — Raleigh, NC	438	32,400	Q3 2001	Q2 2002	50.8%	70.1%

Summit Peachtree City — Atlanta, GA	399	33,400	Q3 2001	Q4 2002	32.1%	42.4%

Summit Overlook — Raleigh, NC (2)	320	27,400	Q4 2001	Q1 2002	41.6%	50.3%

	2,033	$200,600

(1)	Summit Deerfield was sold on October 12, 2001 as part of our strategy to exit the midwest markets.
(2)	The related assets of this property are included in the “Construction in progress” category at September 30, 2001.

The actual stabilization dates for our communities in lease-up may be later than anticipated if economic conditions in the relevant markets continue to decline or do not recover in a timely manner. The rental rates that we charge may also be less than expected, and we may need to offer rent concessions to residents.

In addition to the communities listed in the table above, Summit Lenox in Atlanta, Georgia is an existing community that underwent major renovations during 1999 and 2000. The renovations included upgrades of the interior of the apartment homes (new cabinets, fixtures and other interior upgrades), upgrades to the parking lots and landscaping, as well as exterior painting of buildings. The renovations required certain apartment homes to be unavailable for rental over the course of the project. The operations of Summit Lenox are included in the results of our lease-up communities due to the renovation work. The renovation work at Summit Lenox was complete at September 30, 2001. Summit Lenox was 89.6% occupied at September 30, 2001.

The operating performance of our lease-up communities for the three and nine months ended September 30, 2001 and 2000 is summarized below (dollars in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

Property revenues:

Rental	$5,001	$952	$11,005	$2,769

Other	345	115	952	222

Total property revenues	5,346	1,067	11,957	2,991

Property operating and maintenance expense	1,514	487	3,861	1,515

Property operating income	$3,832	$580	$8,096	$1,476

Number of apartment homes	2,464	2,464	2,464	2,464

Operating Performance of Disposition Communities

We sold the former Summit Palm Lake community on June 1, 2001 (30 apartment units), the former Summit Arbors and Summit Radbourne communities on June 27, 2001 (345 apartment homes) and the former Summit Lofts community on August 1, 2001 (200 apartment homes). The information in the table below represents operating results for the three and nine months ended September 30, 2001 for these communities sold in 2001. The information in the table below represents operating results for the three and nine months ended September 30, 2000 for the 2001 disposition communities as well as for the following communities sold during 2000 (referred to in this report using former community names): Summit Creekside, Summit Eastchester, Summit Sherwood, Summit Blue Ash, Summit Park, Summit River Crossing and Summit Village (dollars in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

Property revenues:

Rental	$147	$4,306	$3,941	$14,328

Other	14	354	286	1,108

Total property revenues	161	4,660	4,227	15,436

Property operating and maintenance expense	73	1,755	1,405	5,371

Property operating income	$88	$2,905	$2,822	$10,065

Number of apartment homes	200	2,045	849	2,525

Operating Performance of Summit Management Company

The operating performance of Summit Management Company and its wholly-owned subsidiary, Summit Apartment Builders, Inc., for the three and nine months ended September 30, 2001 and 2000 is summarized below (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2001	2000	% Change	2001	2000	% Change

Revenues:

Management fees charged to our communities	$1,418	$1,477	-4.0%	$5,010	$4,292	16.7%

Third party management fee revenue	194	279	-30.5%	633	829	-23.6%

Construction revenue	701	496	41.3%	2,255	2,085	8.2%

Gain on sale of real estate assets	—	—	0.0%	—	238	-100.0%

Other revenue	120	99	21.2%	372	234	59.0%

Total revenue	2,433	2,351	3.5%	8,270	7,678	7.7%

Expenses:

Operating	2,293	2,237	2.5%	7,186	7,276	-1.2%

Depreciation	80	86	-7.0%	239	257	-7.0%

Amortization	74	76	-2.6%	224	227	-1.3%

Interest	75	75	0.0%	225	603	-62.7%

Total expenses	2,522	2,474	1.9%	7,874	8,363	-5.8%

Net (loss) income	$(89)	$(123)	27.6%	$396	$(685)	157.8%

The decrease in management fees charged to our communities for the three-month period is primarily due to the absence of fees earned from managing lease-up communities as a result of the stage of development of such communities during the third quarter of 2001. The increase in management fees charged to our communities for the nine-month period in 2001 was primarily the result of a 5.8% increase in property revenues at our communities for that period over the previous year, as well as an increase in fees earned during the first six months of the year from managing our communities in lease-up. Operating expenses for the three-month period remained stable, increasing by only $56,000. The decrease in operating expenses during the nine-month period was a result of a decrease in the number of management personnel at Summit

Management Company in 2001 as compared to 2000. In addition, interest expense for the nine-month period decreased due to the repayment of an inter-company loan during 2000.

Property management revenues included property management fees from third parties of $194,000 and $633,000 for the three and nine months ended September 30, 2001 and $279,000 and $829,000 for the same periods in 2000. Property management fees from third parties as a percentage of total property management revenues were 12.0% and 11.2% for the three and nine months ended September 30, 2001 and 15.9% and 16.1% for the same periods in 2000. We expect third-party management revenues as a percentage of total property management revenues to continue to decline.

All of the construction revenue during the nine-month periods ended September 30, 2001 and 2000 was from contracts with Summit.

Other Income and Expenses

Interest expense decreased by $156,000, or 1.5%, and increased by $1.5 million, or 5.4%, for the three and nine months ended September 30, 2001 compared with the same periods in 2000. The decrease for the three-month period was primarily due to a decrease in our average interest rate from 2000 to 2001 of 0.43%, as well as the assumption of Summit Radbourne’s 9.80% mortgage by the purchaser of that community at the end of the second quarter of 2001. The increase for the nine-month period was primarily the result of an increase in our average indebtedness outstanding, which increased by $69.3 million, or 10.1%, from 2000 to 2001.

Depreciation expense increased $232,000 and $1.5 million, or 2.4% and 5.3%, for the three and nine months ended September 30, 2001 as compared with the same periods in 2000, primarily due to the initiation of depreciation on recently developed communities as well as the depreciation of communities acquired during the second half of 2000, offset by the absence of depreciation on communities sold during 2001.

General and administrative expenses increased $814,000 and $1.2 million, or 76.9% and 39.6%, for the three and nine months ended September 30, 2001 as compared to the same periods in 2000. This increase was primarily the result of an increase in compensation costs of $299,000 due to performance stock grants which partially vested during the nine months ended September 30, 2001, as well as an increase in the reserve for the costs of abandoned pursuit projects of $350,000 during 2001. We also increased several operating accruals by a total of $330,000 during 2001. As a percentage of revenues, general and administrative expenses were 3.8% and 2.8% for the three and nine months ended September 30, 2001 and 2.2% and 2.1% for the same periods in 2000.

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

Liquidity and Capital Resources

Liquidity

Our net cash provided by operating activities increased from $59.1 million for the nine months ended September 30, 2000 to $72.5 million for the same period in 2001, primarily due to a $5.0 million increase in property operating income as well as a $9.0 million increase in cash provided by accounts payable and accrued expenses.

Net cash used in investing activities decreased from $90.1 million for the nine months ended September 30, 2000 to $34.1 million for the same period in 2001 due to a $41.4 million decrease in construction spending and a $33.1 million reduction in cash used for the purchase of communities, offset by a decrease in proceeds from the sale of communities of $10.7 million and an increase in cash used for investments in real estate joint ventures of $4.1 million. Property sale proceeds from six of seven communities sold during 2000 were placed in escrow in accordance with like-kind exchange income tax rules and regulations. In addition to the cash proceeds received in connection with 2001 dispositions, proceeds from the sale of communities represent funds expended from these like-kind exchange escrows. In the event proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company level tax may be incurred.

Net cash provided by financing activities was $29.7 million for the nine months ended September 30, 2000. Net cash used in financing activities was $38.9 million for the nine months ended September 30, 2001. The increase in cash used in financing activities is primarily due to a decrease in mortgage debt proceeds of $47.9 million and an increase in repayments on our unsecured credit facility of $74.2 million, offset by a decrease in cash used for the repurchase of Summit’s common stock and our common units in the aggregate of $9.8 million, a decrease in cash used for employee notes receivable of $6.4 million, a decrease in repayments on unsecured notes of $15.0 million and an increase in the net proceeds from borrowings on unsecured medium-term notes of $19.9 million which were used to repay amounts outstanding on our unsecured credit facility.

The ratio of earnings to fixed charges was 1.61 for the nine months ended September 30, 2001 as compared to 2.02 for the nine months ended September 30, 2000. The decrease is primarily due to a decrease in gain on sale of communities from the nine months ended September 30, 2000 to the same period in 2001.

Our outstanding indebtedness at September 30, 2001 totaled $764.5 million. This amount included $290.8 million of fixed rate conventional mortgages, $36.7 million of variable rate tax-exempt bonds, $308.0 million of fixed rate unsecured notes, $4.0 million of tax-exempt fixed rate mortgages, and $125.0 million under our unsecured credit facility.

We expect to meet our liquidity requirements over the next twelve months, including recurring capital expenditures relating to maintaining our existing communities, primarily through our working capital, net cash provided by operating activities and borrowings under our unsecured credit facility. We consider our cash provided by operating activities to be adequate to meet operating requirements and payments of distributions during the next twelve months. We expect to meet our long-term liquidity requirements, such as scheduled mortgage debt maturities, property acquisitions, financing of construction and development activities and other non-recurring capital improvements, through the issuance of unsecured notes and equity securities, from undistributed cash flow, from proceeds received from the disposition of certain communities and, in connection with the acquisition of land or improved property, through the issuance of common units.

Credit Facility

We have a syndicated unsecured line of credit in the amount of $225.0 million. The unsecured credit facility provides funds for new development, acquisitions and general working capital purposes. Loans under the unsecured credit facility initially bear interest at LIBOR plus 100 basis points based upon our current credit rating of BBB- by Standard & Poor’s Rating Services and Baa3 by Moody’s Investors Service. The interest rate will be reduced in the event of an upgrade of our unsecured credit rating. The unsecured credit facility also provides a bid option sub-facility equal to a maximum of 50% of the total facility ($112.5 million). This sub-facility provides us with the option to place borrowings in a fixed LIBOR contract up to 180 days. The credit facility’s initial three-year term was scheduled to expire on September 26, 2003. On July 6, 2001, we closed on a one-year extension option under the credit facility. The new maturity date is September 26, 2004. All other terms and covenants remain unchanged.

Medium-Term Notes

On April 20, 2000, we commenced a new program for the sale of up to $250.0 million aggregate principal amount of medium-term notes due nine months or more from the date of issuance. During the nine months ended September 30, 2001, we issued medium-term notes with an aggregate principal amount of $60.0 million in connection with the new MTN program, including (a) $25.0 million of notes which are due on May 9, 2006 and bear interest at 7.04% per year and (b) $35.0 million of notes which are due on May 9, 2011 and bear interest at 7.703% per year. We had medium-term notes with an aggregate principal amount of $112.0 million outstanding in connection with the new MTN program at September 30, 2001.

On May 29, 1998, we established a program for the sale of up to $95.0 million aggregate principal amount of medium-term notes due nine months or more from the date of issuance. We had medium-term notes with an aggregate principal amount of $25.0 million outstanding in connection with this MTN program at September 30, 2001. As a result of the commencement of the $250.0 million MTN program, we cannot issue any additional notes under the $95.0 million MTN program.

Derivative Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

On January 1, 2001, we adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The cumulative effect of adopting FAS 133 was not material to our financial statements.

At September 30, 2001, we had one interest rate swap with a notional amount of $30.0 million, relating to $30.0 million of 6.625% fixed rate notes issued under our MTN program. Under the interest rate swap agreement, through the maturity date of December 15, 2003, (a) we have agreed to pay to the counterparty the interest on a $30.0 million notional amount at a floating interest rate of three-month LIBOR plus 11 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate. The floating rate at September 30, 2001 was 3.26%. The fair value of the interest rate swap was $2.4 million at September 30, 2001. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded as a reduction of the related debt instrument. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under FAS 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

Preferred Units

As of September 30, 2001, we had outstanding 3.4 million preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units. We may redeem these preferred units on or after April 29, 2004 for cash, or at our option, shares of Summit’s 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock, or a combination of cash and stock. Holders of the Series B preferred units have the right to exchange these preferred units for shares of Summit’s Series B preferred stock on a one-for-one basis, subject to adjustment: (a) on or after April 29, 2009, (b) if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes. Distributions on the Series B preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series B preferred units in the aggregate amount of $5.7 million during each of the nine-month periods ended September 30, 2001 and 2000.

As of September 30, 2001, we had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. We may redeem the preferred units on or after September 3, 2004 for cash. Holders of the Series C preferred units have the right to exchange these preferred units for shares of Summit’s Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceed 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $3.6 million during each of the nine-month periods ended September 30, 2001 and 2000.

     Common Stock Repurchase Program

On March 12, 2000, Summit’s Board of Directors authorized a common stock repurchase program pursuant to which Summit was authorized to purchase up to an aggregate of $25.0 million of currently issued and outstanding shares of its common stock. During the three months ended September 30, 2001, Summit’s Board of Directors increased the size of this common stock repurchase program to $56.0 million. All repurchases have been, and will be, made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. Summit did not repurchase any shares of its common stock during the nine months ended September 30, 2001. During the year ended December 31, 2000, Summit repurchased 279,400 shares of its common stock under the common stock repurchase program for an aggregate purchase price, including commissions, of $5.5 million, or an average price of $19.80 per share.

During 2000, Summit completed a common stock repurchase program pursuant to which it was authorized to purchase up to an aggregate of $50.0 million of our common stock. The total number of shares of common stock repurchased under this program was 2.5 million shares for an aggregate purchase price, including commissions, of $50.0 million, or an average price of $19.63 per share.

     Employee Loan Program

Summit’s Board of Directors believes that ownership of its common stock by its executive officers and certain other qualified employees will align the interests of these officers and employees with the interests of Summit’s stockholders. To this end, Summit’s Board of Directors approved, and Summit instituted, a loan program under which Summit may lend amounts to certain of its executive officers and other qualified employees to (a) finance the purchase of Summit’s common stock on the open market at then-current market prices, (b) finance the payment of the exercise price of one or more stock options to purchase shares of Summit’s common stock, or (c) finance the annual tax liability or other expenses of an executive officer related to the vesting of shares of common stock which constitute a portion of a restricted stock award granted to the executive officer. Summit has amended the terms of the loan program from time to time since its inception in 1997. The relevant officer or employee has executed a Promissory Note and Security Agreement related to each loan extended. These notes bear interest at the applicable federal rate as established by the Internal Revenue Service, are full recourse to the officers and employees and are collateralized by the shares of Summit’s common stock which are the subject of the loans.

Communities Being Marketed for Sale

At September 30, 2001, we had three communities under contract for sale. These three communities, the former Summit Gateway, Summit Stony Point and Summit Deerfield, were sold subsequent to September 30, 2001 for an aggregate sales price of $77.1 million. The total proceeds received upon sale of these three communities were $61.4 million, $4.3 million of which was placed into escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and are expected to be used to fund future development communities. The remaining proceeds were used to reduce amounts outstanding under our unsecured credit facility. The sale of these three communities resulted in an aggregate gain on sale of $10.2 million.

Subsequent to September 30, 2001, we executed contracts for the sale of two apartment communities. The net book value of the real estate assets of these communities was $19.2 million at September 30, 2001. We do not expect to incur a loss upon sale of either of these communities. Proceeds from the sale of the communities are expected to be used to fund future development. The two apartment communities held for sale represented

3.0% and 3.1% of property operating income for all of our communities for the three and nine months ended September 30, 2001. The sale of each of these communities is subject to customary closing conditions. We cannot assure you that these communities or other communities that we market for sale will be sold in a timely manner, on favorable terms or at all.

Development Activity

Our construction in progress at September 30, 2001 is summarized as follows (dollars in thousands):

		Total		Estimated	Anticipated
	Apartment	Estimated	Cost To	Cost To	Construction
Community	Homes	Costs	Date	Complete	Completion

Summit Overlook — Raleigh, NC (1)	320	$27,400	$26,674	$726	Q4 2001

Summit Grand Parc — Washington, DC	105	35,900	21,155	14,745	Q2 2002

Summit Shiloh II — Atlanta, GA	50	3,900	1,292	2,608	Q2 2002

Summit Brookwood — Atlanta, GA	359	41,500	15,212	26,288	Q4 2002

Summit Valley Brook — Philadelphia, PA	352	37,000	17,349	19,651	Q1 2003

Other development and construction costs (2)	—	—	52,967	—

	1,186	$145,700	$134,649	$64,018

(1)	This community was in lease-up at September 30, 2001.
(2)	Consists primarily of land held for development and other pre-development costs.

Estimated costs to complete the development communities represent substantially all of our material development commitments for capital expenditures at September 30, 2001. We have curtailed, and may continue to curtail, our development spending in an effort to increase our financial flexibility in the current economic environment.

     Certain Factors Affecting the Performance of Development Communities

We are optimistic about the operating prospects of the communities under construction. However, as with any development effort, there are uncertainties and risks associated with the communities described above. While we have prepared development budgets and have estimated completion and stabilization target dates based on what we believe are reasonable assumptions in light of current conditions, there can be no assurance that actual costs will not exceed current budgets or that we will not experience construction delays due to the unavailability of materials, weather conditions or other events. We also may be unable to obtain, or experience delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations.

Other development risks include the possibility of incurring additional costs or liabilities resulting from defects in construction material, and the possibility that financing may not be available on favorable terms, or at all, to pursue or complete development activities. Similarly, economic and market conditions at the time these communities become available for leasing will affect the rental rates that may be charged and the period of time necessary to achieve stabilization, which could make one or more of the development communities unprofitable or result in achieving stabilization later than currently anticipated.

In addition, we are conducting feasibility and other pre-development work for nine communities. We could abandon the development of any one or more of these potential communities in the event that we determine that economic or market conditions do not support development, financing is not available on favorable terms or other circumstances exist which may prevent development. Similarly, there can be no assurance that, if we do pursue one or more of these potential communities, we will be able to complete construction within the currently estimated development budgets or construction can be started at the time currently anticipated.

Commitments and Contingencies

The estimated cost to complete the five development projects currently under construction was $64.0 million at September 30, 2001. Anticipated construction completion dates of the projects range from the fourth quarter of 2001 to the first quarter of 2003.

On January 19, 2000, we entered into a Real Estate Purchase Agreement with a third-party real estate developer. Under the terms of the agreement, we have agreed to purchase a “Class A” mixed-use community, which will be called Summit Brickell and will be located in Miami, Florida. We expect to close on the purchase of Summit Brickell during the second half of 2002 following its completion and achievement of 85% occupancy. The final purchase price will be determined based on actual construction costs plus a bonus to the developer based on the capitalized income of the property at the time of purchase. The purchase price is expected to range from $50.5 million to $60.0 million. The purchase of Summit Brickell is subject to customary closing conditions. We issued a letter of credit in the amount of $13.0 million, which serves as a credit enhancement to the developer’s construction loan. In the event that the letter of credit is drawn upon, we will be treated as having issued a loan to the developer in the amount of such draw. Any such loan will accrue interest at a rate of 18% per year.

Summit has employment agreements with two of its former executive officers both of whom resigned from such executive positions, but who remain as employees and have agreed to provide various services to Summit from time to time over the next ten years. Each employment agreement requires that Summit pay to the former officers a base salary aggregating up to $2.1 million over the period from July 1, 2001 to December 31, 2011. Either party can terminate the employment agreements, effective 20 business days after written notice is given. The full base salary amount due shall be payable through 2011 whether or not the agreements are terminated earlier in accordance with their terms.

Funds From Operations

We consider funds from operations (“FFO”) to be an appropriate measure of performance of an equity REIT. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) excluding gains or losses from sales of property, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles (“GAAP”). Funds Available for Distribution (“FAD”) is defined as FFO less capital expenditures funded by operations (recurring capital expenditures). Our methodology for calculating FFO and FAD may differ from the methodology for calculating FFO and FAD utilized by other real estate companies, and accordingly, may not be comparable to other real estate companies. FFO and FAD do not represent amounts available for management’s discretionary use because of needed capital expenditures or expansion, debt service obligations, property acquisitions, development, dividends and distributions or other commitments and uncertainties. FFO and FAD should not be considered as alternatives to net income (determined in accordance with GAAP) as an indication of our financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make dividend or distribution payments. We believe FFO and FAD are helpful to investors as measures of our performance because, along with cash flows from operating activities, financing activities and investing activities, they provide investors with an understanding of our ability to incur and service debt and make capital expenditures.

FFO and FAD for the three and nine months ended September 30, 2001 and 2000 are calculated as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Income available to common unitholders	$11,383	$29,849	$39,639	$54,671

Extraordinary items	—	111	—	111

Gain on sale of real estate assets	(2,788)	(21,346)	(13,570)	(29,232)

Gain on sale of real estate assets — Joint venture	(271)		(271)

Gain on sale of real estate assets — Management Company	—	—	—	(238)

Subtotal	8,324	8,614	25,798	25,312

Depreciation:

Real estate assets	9,768	9,563	29,115	27,741

Real estate joint venture	282	578	856	1,176

Funds from Operations	18,374	18,755	55,769	54,229

Recurring capital expenditures (1)	(1,201)	(1,729)	(3,736)	(4,006)

Funds Available for Distribution	$17,173	$17,026	$52,033	$50,223

Non-recurring capital expenditures (1) (2)	$748	$1,562	$4,447	$1,957

Cash Flow Provided By (Used In):

Operating Activities	$29,568	$19,983	$72,508	$59,069

Investing Activities	(21,062)	(55,748)	(34,121)	(90,138)

Financing Activities	(8,357)	(35,613)	(38,882)	29,738

Weighted average units outstanding — basic	30,502,457	30,664,610	30,868,393	30,667,450

Weighted average units outstanding — diluted	30,879,316	30,935,031	31,191,185	30,839,406

(1)	Recurring capital expenditures are expected to be funded from operations and consist primarily of interior painting, carpets, new appliances, vinyl, blinds, tile, and wallpaper. In contrast, non-recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities and, therefore, are not included in the calculation of FAD.
(2)	Non-recurring capital expenditures for the nine months ended September 30, 2001 and 2000 primarily consist of: $646,000 and $1.2 million for major renovations in 2001 and 2000, respectively; $120,000 and $53,000 for access gates and security fences in 2001 and 2000, respectively; $2.1 million and $80,000 in other revenue enhancement expenditures in 2001 and 2000, respectively; and $1.5 million in fixed asset additions, including management information systems expenditures and other property improvements, during the nine months ended September 30, 2001.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our market risk since the filing of our Annual Report on Form 10-K for the year ended December 31, 2000.

PART II

ITEM 2.	CHANGES IN SECURITIES

During the three months ended September 30, 2001, we issued common units in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act in the amounts and for the consideration set forth below:

A.	Summit issued an aggregate of 92,684 shares of common stock pursuant to its Dividend Reinvestment and Stock Purchase Plans. Summit contributed the proceeds ($2.3 million) of these sales to us in consideration of an aggregate of 92,684 common units.

B.	Summit issued an aggregate of 1,016 shares of common stock in connection with restricted stock awards. Each time a share of common stock is issued in connection with a restricted stock award, we issue a common unit to Summit during the relevant period; consequently, 1,016 common units have been issued to Summit.

C.	Summit issued an aggregate of 23,063 shares of common stock pursuant to the exercise of stock options. Summit contributed the proceeds ($434,000) of these option exercises to us in consideration of an aggregate of 23,063 common units.

In light of the circumstances under which common units were issued and information obtained by us in connection with such transactions, management of Summit, in its capacity as our general partner, believes that we may rely on such exemption.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1	Employment Agreement, dated February 15, 1999, by and among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company, as restated on August 24, 2001 (incorporated herein by reference to Exhibit 10.1 to Summit’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2001, File No. 1-12792).
*12.1	Statement Regarding Calculation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2001.

*	Filed herewith

(b)  Reports on Form 8-K

We did not file any reports on Form 8-K during the third quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT PROPERTIES PARTNERSHIP, L.P. By: Summit Properties Inc., as General Partner

November 12, 2001 (Date)	/s/ STEVEN R. LEBLANC Steven R. LeBlanc, President and Chief Executive Officer

November 12, 2001 (Date)	/s/ MICHAEL L. SCHWARZ Michael L. Schwarz, Executive Vice President — Operations and Chief Financial Officer