Form 10-K
period 2001-12-31
SUMMIT PROPERTIES PARTNERSHIP L P
filed 2002-03-28
CIK 1034235

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001       Commission file number 0-22411

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of common units of limited partnership interest ("Units") held by nonaffiliates of the Registrant as of March 4, 2002 was $52,041,059 based on the last reported sale price of the Common Stock of Summit Properties Inc., a Maryland corporation and the sole general partner of the Registrant, into which Units are redeemable under certain circumstances at the election of the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                   PAGE
----                                                                   ----
PART I

1.       Business....................................................     3

2.       Properties..................................................     8

3.       Legal Proceedings...........................................    11

4.       Submission of Matters to a Vote of Security Holders.........    11

PART II

5.       Market for Registrant's Common Equity and Related
           Stockholder Matters.......................................    12

6.       Selected Financial Data.....................................    13

7.       Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    15

7A.      Quantitative and Qualitative Disclosures about Market
           Risk......................................................    34

8.       Financial Statements and Supplementary Data.................    34

9.       Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................    34

PART III

10.      Directors and Executive Officers of Registrant..............    35

11.      Executive Compensation......................................    38

12.      Security Ownership of Certain Beneficial Owners and
           Management................................................    44

13.      Certain Relationships and Related Transactions..............    45

PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form
           8-K.......................................................    48

                                     PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in this report on Form 10-K, including the section entitled "Forward-Looking Statements" on page 15. Unless the context otherwise requires, all references to "we," "our" or "us" in this report refer collectively to Summit Properties Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), and its subsidiaries. All references to "Summit" in this report refer to Summit Properties Inc., a Maryland corporation and the sole general partner of the Operating Partnership.

ITEM 1.  BUSINESS

OUR COMPANY

We are a real estate operating company that focuses on the development, acquisition, and management of luxury apartment communities. We have received a number of national awards including the "Customer Service Award for Excellence" from CEL & Associates, Inc. for an unprecedented fourth year in a row in 2001. As of December 31, 2001, we owned or held an ownership interest in 59 completed communities comprised of 18,260 apartment homes with an additional 1,368 apartment homes under construction in six new communities. We are a fully integrated organization with multifamily development, construction, acquisition and management expertise. As of December 31, 2001, we had approximately 535 employees.

The sole general partner of the Operating Partnership is Summit, a real estate investment trust ("REIT"). Summit's common stock, par value $.01 per share is listed on the New York Stock Exchange under the symbol "SMT". Our property management, certain construction, and other businesses are conducted through our subsidiaries, Summit Management Company, a Maryland corporation, and Summit Apartment Builders, Inc., a Florida corporation. Throughout this report, we refer to Summit Management Company as the "Management Company" and to Summit Apartment Builders, Inc. as the "Construction Company."

We operate throughout the Southeast, Midwest, and Mid-Atlantic states, as well as in Texas, and have chosen to focus our current efforts in seven core markets consisting of Atlanta, Austin, Charlotte, Dallas, Raleigh-Durham, South Florida and Washington, D.C. In keeping with this strategy, we have established city operating offices in five of these core markets. These city offices have direct responsibility for development, construction, and management of the communities in their geographic markets. We believe that this decentralized structure provides us with superior local knowledge and experience in each market.

OPERATING PHILOSOPHY

We view customer service as our driving force and seek to provide our residents with experienced, well-trained and attentive management staffs. Utilizing a hiring process known as "Success By Selection," we distill potential candidates down to those who believe in superior customer service. Once hired, every associate enters into a comprehensive training program called "Ask for Action." This training program ensures that all associates have a clear understanding of their job responsibilities, the high standards of performance expected of them, and the importance of excellent customer service. We have also developed several classes focusing on excellence in property management to provide on-going training for our associates and to further enhance associate productivity. We believe that this training regimen, along with the "Success by Selection" hiring process, has provided a higher quality management staff, evidenced by high resident satisfaction at our communities. As indicated above, we are an unprecedented four-time recipient of the CEL & Associates, Inc. "Customer Service Award for Excellence," which is based on survey results of apartment residents throughout the country.

We have long stressed the importance of developing strong customer relationships with our residents. Our commitment to resident satisfaction is evidenced by our "Peak Services." Among the many Peak Services are: a 30 Day Happiness Guarantee where residents can move from one of our communities without early lease termination charges if they are not satisfied with their home during the first 30 days; Same Day Maintenance

Service and Emergency Maintenance available 24 hours a day; Business Services; Package Acceptance and Delivery; Loaner Living Accessories where we provide convenience tools for our residents' use; No Nonsense Transfer Policy where residents can easily move from one Summit community to another without incurring many of the additional fees normally associated with such a move; and a free current run Video Library.

We believe that this commitment to service excellence, in addition to the upscale features of our communities and outstanding locations in our core markets, has allowed us to charge rents to our residents that rank among the market leaders in our industry.

BUSINESS AND GROWTH STRATEGIES

In addition to superior customer service, we have identified four other strategies to create long term value for our stockholders: Disciplined Capital Management; Strategic Market Selection; Decentralized, Fully Integrated Operating Teams; and Sound Risk Management.

Disciplined Capital Management. We have determined that currently our most efficient source of capital continues to be contained within our existing portfolio of communities. By disposing of older communities in less desirable locations, and redeploying that capital in new communities in our core markets, we are able to create value in two ways. First, we have historically realized higher returns, on average, from the newer communities where this "Recycled Capital" has been utilized as compared to the older communities that have provided this capital. Second, this Capital Recycling Program has reduced the weighted average age of the communities in our portfolio to approximately six years. This reduction in average age has resulted in lower maintenance costs and has allowed us to better adapt our product to constantly changing market demands. Although we anticipate continuing this strategy of reinvesting capital obtained from dispositions into the development of new communities, there can be no assurance that we will be able to complete our disposition strategy or that assets identified for sale can be sold, or sold on satisfactory terms.

Strategic Market Selection. One of our strategies is to be a market-leading operator of luxury apartment homes in a carefully selected group of core markets. We believe employment growth is a critical economic factor which affects apartment occupancy and rental rates in our markets. Based on a historical comparison of employment growth in our seven core markets versus the U.S. average (excluding our core markets), these markets have typically generated higher job growth over a long period of time and recovered from economic downturns more quickly. We believe that by operating in these core markets we have a better opportunity to maximize the economic return from our communities by optimizing the trade-off between increasing rental rates and maintaining high occupancy levels. Consistent with this strategy, we are typically among the rental rate leaders in our markets. Our affluent resident profile and well-trained property management staff support this strategy.

We are continuing a consolidation process of exiting our markets that are smaller or have less operating efficiency and reinvesting the sale proceeds into new communities in our core markets. We believe this strategy will improve our financial performance by improving economies of scale, concentrating market knowledge, and increasing brand awareness.

Decentralized, Fully Integrated Operating Teams. We have integrated property management, development, and construction on a local level through our "City Team" concept. Each of the City Teams includes a developer employed by Summit adept at visualizing market opportunities, construction personnel at the Construction Company who specialize in building luxury apartment communities, and management personnel at the Management Company experienced in the marketing, leasing and maintenance of luxury apartment communities. Working within well-understood corporate guidelines under the direction of senior management at our headquarters, these teams operate as autonomous units. As a result, we believe we will be able to select outstanding sites, build high-quality communities both in terms of architecture and construction techniques, and operate the communities to generate rents that rank among the market leaders. We believe this integrated approach will create premium quality communities and increased customer satisfaction.

Sound Risk Management. We endeavor to practice sound risk management with respect to our portfolio of communities. Potential developments proposed by the various City Teams are vigorously reviewed by a panel of senior management at our headquarters prior to the start of construction of a community. We believe that this combination of locally generated development opportunities, together with centralized review and assessment, produces a premium quality community with manageable risk.

DEVELOPMENT PROGRAM

Through our City Teams, we maintain an active development program. Focusing on development allows us to build premium quality communities that generate rents that rank among market leaders. It also provides returns which generally exceed those achieved on acquisitions.

Although we have historically focused on suburban apartment communities, we have developed, or are currently developing, several communities in downtown areas in our Atlanta, Charlotte, South Florida and Washington, D.C. core markets. These urban-oriented communities will augment our portfolio of primarily suburban communities.

In 2001, we completed development of four communities, adding 1,655 apartment homes to our portfolio. These four communities represent a total investment of approximately $139.6 million. The communities completed in 2001 are Summit Crest, Summit Overlook, Summit Peachtree City and Summit Deerfield. We sold Summit Deerfield (498 apartment homes) during the year ended December 31, 2001.

We utilize the Construction Company, in addition to third-party general contractors, to build our new communities. Of the 1,368 apartment homes under development as of December 31, 2001, 92.3% are being built by the Construction Company.

The following provides summary information regarding the six communities under construction as of December 31, 2001 (dollars in thousands):

                                                            TOTAL                ESTIMATED   ANTICIPATED
                                              APARTMENT   ESTIMATED   COST TO     COST TO    CONSTRUCTION
COMMUNITY                                       HOMES       COSTS       DATE     COMPLETE     COMPLETION
---------                                     ---------   ---------   --------   ---------   ------------
Summit Grand Parc -- Washington, D.C. ......      105     $ 35,900    $ 25,819    $10,081      Q2 2002
Summit Shiloh II -- Atlanta, GA.............       50        3,900       2,757      1,143      Q2 2002
Summit Brookwood -- Atlanta, GA.............      359       41,500      21,404     20,096      Q4 2002
Summit Valleybrook -- Philadelphia, PA......      352       37,000      24,246     12,754      Q1 2003
Summit Roosevelt -- Washington, D.C. .......      198       49,600      19,343     30,257      Q3 2003
Summit Stockbridge -- Atlanta, GA...........      304       23,600       2,543     21,057      Q4 2003
Other development and construction
  costs(1)..................................       --           --      46,242         --
                                                -----     --------    --------    -------
          Totals............................    1,368     $191,500    $142,354    $95,388
                                                =====     ========    ========    =======

(1) Consists primarily of land held for development and other predevelopment costs.

As with any development project, there are uncertainties and risks associated with the development of the communities described above. While we have prepared development budgets and have estimated completion and stabilization target dates based on what we believe are reasonable assumptions in light of current conditions, there can be no assurance that actual costs will not exceed current budgets or that we will not experience construction delays due to the unavailability of materials, weather conditions or other events. Similarly, market conditions at the time these communities become available for leasing will affect rental rates and the period of time necessary to achieve stabilization, and could result in achieving stabilization later than currently anticipated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Development Activity" beginning on page 32 for a discussion of uncertainties and risks associated with our development activity.

ACQUISITION AND DISPOSITION PROGRAM

While we have emphasized development of new apartment communities as one of our strategies for growth, we also have the expertise to capitalize on expansion opportunities through the strategic acquisition of communities that meet our investment criteria. We have acquired more than 9,000 apartment homes since our initial public offering in 1994. Recent acquisitions have generally been concentrated in our core markets. We believe our city teams give us an advantage in identifying and underwriting attractive acquisition opportunities. In 2001, elevated purchase prices for acquisitions in the open market would have generally resulted in economic performance for those assets that was unattractive when compared to the potential economic performance of our development program. As a result, we made no open market acquisitions in 2001. However, this pricing dynamic also created an opportunity for us to increase our disposition activity, thereby enhancing our Capital Recycling Program, which is dependent on the execution of attractively priced dispositions.

During 2001, we disposed of nine communities and a parcel of land for an aggregate sales price of $167.6 million. For the most part, these communities were located outside our core markets and, as such, did not fit into our strategic market selection strategy. The proceeds from these dispositions provided the basis for our Capital Recycling Program.

THE OPERATING PARTNERSHIP

We are a Delaware limited partnership which was formed on January 14, 1994 to continue and expand the multifamily development, construction, acquisition, operation, management and leasing businesses of the predecessor entities through which we historically conducted operations prior to the initial public offering of Summit. The predecessor entities were founded by one of Summit's Co-Chairmen of the Board, William B. McGuire, Jr. in 1972. In 1981, William F. Paulsen joined Summit's predecessor as Chief Executive Officer and shepherded the growth of its multifamily development and management activities.

As our sole general partner, Summit has the exclusive power to manage and conduct our business, subject to certain voting rights of holders of our common units of limited partnership interest, including the consent of holders (including Summit) of 85% of the common units in connection with a sale, transfer or other disposition of all or substantially all of our assets, or any other transaction which would result in the recognition of a significant taxable gain to the holders of common units, and subject to certain voting rights of holders of our preferred units of limited partnership interest. Subject to the rights and preferences of the outstanding preferred units, Summit's general and limited partnership interests as of December 31, 2001, entitled it to share in 88.4% of our cash distributions and profits and losses. As of December 31, 2001, we had outstanding 3.4 million Series B and 2.2 million Series C Cumulative Perpetual Preferred Units.

Each common unit may be redeemed by the holder for cash equal to the fair market value of a share of Summit's common stock or, at our option, one share of Summit's common stock (subject to adjustment). Formerly, Summit had the right to elect to issue shares of its common stock in connection with a redemption of common units. This right was assigned to us by Summit. We presently determine on a case-by-case basis whether we will elect to have Summit issue shares of its common stock in connection with a redemption of common units rather than our paying cash. With each redemption of common units for common stock, Summit's percentage ownership interest in the Operating Partnership will increase. Similarly, when Summit acquires a share of common stock under its common stock repurchase program or otherwise, it simultaneously disposes of one of our common units. In addition, whenever Summit issues shares of common stock for cash, Summit will contribute any resulting net proceeds to us and we will issue an equivalent number of common units to Summit.

The Operating Partnership cannot be terminated, except in connection with a sale of all or substantially all of its assets, for a period of 99 years from the date of formation without a vote of our limited partners.

Our executive offices are located at 309 E. Morehead Street, Suite 200, Charlotte, North Carolina 28202. Our telephone number is (704) 334-3000 and our facsimile number is (704) 333-8340. We also maintain offices in Atlanta, Georgia; Bethesda, Maryland; Ft. Lauderdale, Florida; Austin, Texas; and Raleigh, North Carolina.

2001 SIGNIFICANT EVENTS

On March 12, 2000, Summit's Board of Directors authorized a new common stock repurchase program pursuant to which Summit was authorized to purchase up to an aggregate of $25.0 million of outstanding common stock, par value $.01 per share. During 2001, Summit's Board of Directors increased the size of the common stock repurchase program to $56.0 million. During 2001, Summit repurchased 8,800 shares of its common stock under this program for an aggregate purchase price, including commissions, of $197,000, or an average price per share of $22.39.

On April 20, 2000, we commenced a new program for the sale of up to $250.0 million aggregate principal amount of medium-term notes due nine months or more from the date of issuance. During 2001, we issued notes with an aggregate principal amount of $60.0 million in connection with the new program. We had medium-term notes with an aggregate principal amount of $112.0 million outstanding in connection with this medium-term note program as of December 31, 2001.

On March 28, 2001, Summit announced a succession plan under which William F. Paulsen, Co-Chairman of the Board of Directors, began a transition from his position as Chief Executive Officer. Effective July 1, 2001, Steven R. LeBlanc, former President and Chief Operating Officer, succeeded Mr. Paulsen as Chief Executive Officer. At the same time, Michael L. Schwarz, previously Executive Vice President and Chief Financial Officer, assumed Mr. LeBlanc's responsibilities for property operations and is now Executive Vice President and Chief Operating Officer. On December 20, 2001, Summit announced that Gregg Adzema, former Senior Vice President of Finance and Accounting was promoted to Executive Vice President and Chief Financial Officer. Summit also announced on December 20, 2001 that Doug Brout, previously Executive Vice President of Acquisitions and Dispositions, was promoted to the newly created position of Executive Vice President of Investments.

COMPETITION

Within each market, our communities compete directly with other rental apartments, condominiums and single-family homes that are available for rent or sale. These housing alternatives could adversely affect our ability to lease apartment homes and increase or maintain our rents. In addition, various entities, including insurance companies, pension and investment funds, partnerships, investment companies and other multifamily REITs, compete with us for the acquisition of existing communities and the development of new communities, some of which may have greater resources than us. We compete against these firms and other housing alternatives by stressing customer service, market presence and experience.

ENVIRONMENTAL MATTERS

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required, in many instances regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at that property. The owner or operator of real estate may be held liable to a governmental entity or to third parties for property damage and for investigation and remediation costs incurred by those parties in connection with the contamination, which may be substantial. The presence of these substances, or the failure to properly remediate the contamination, may adversely affect the owner's ability to borrow against, sell or rent that property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. In connection with the ownership, operation, management and development of our communities and other real properties, we may be potentially liable for these damages and costs.

Certain federal, state and local laws, ordinances and regulations govern the removal, encapsulation and disturbance of asbestos-containing materials, or ACMs, when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. These laws, ordinances and regulations may impose liability for release of ACMs and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership, operation, management and development of our communities and other real properties, we may be potentially liable for these costs.

Finally, when excessive moisture accumulates in buildings or on building materials, mold growth will often occur, particularly if the moisture problem remains undiscovered or is not addressed. Some molds are known to produce potent toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of health effects and symptoms, including severe allergic or other reactions. As a result, the presence of mold at one of our communities could require us to undertake a costly remediation program to contain or remove the mold from the affected community. Such a remediation program could necessitate the temporary relocation of some or all of the community's residents or the complete rehabilitation of the community.

The assessments of our communities have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets, financial condition or results of operations, nor are we aware of any other environmental conditions which would have a material adverse effect. It is possible, however, that our assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, there can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our communities will not be affected by residents, the condition of land or operations in the vicinity of the communities, such as the presence of underground storage tanks, or third parties unrelated to us.

ITEM 2.  PROPERTIES

OUR COMMUNITIES

As of December 31, 2001, we owned 54 completed communities with 16,739 apartment homes. Forty-two of the communities were completed after January 1, 1990 and, as of December 31, 2001, the weighted average age of the completed communities was approximately six years. We have an additional 1,368 apartment homes under construction, which have not yet begun lease-up. As of December 31, 2001, we also held an ownership interest in five completed communities with 1,521 apartment homes through joint ventures. The following is a summary of the 54 completed communities by market (the table below does not include joint venture communities):

                                                                           NUMBER OF    % OF TOTAL
                                                             NUMBER OF     APARTMENT    APARTMENT
                                                            COMMUNITIES      HOMES        HOMES
                                                            -----------    ---------    ----------
Washington, D.C. .........................................      10           3,196         19.1%
Atlanta, Georgia..........................................       9           2,866         17.1%
Raleigh-Durham, North Carolina............................       9           2,726         16.3%
Charlotte, North Carolina.................................       9           1,901         11.4%
South Florida.............................................       5           1,715         10.2%
Dallas, Texas.............................................       3           1,359          8.1%
Orlando, Florida..........................................       3             926          5.5%
Austin, Texas.............................................       2             856          5.1%
Columbus, Ohio............................................       1             428          2.6%
Richmond, Virginia........................................       1             300          1.8%
San Antonio, Texas........................................       1             250          1.5%
Philadelphia, Pennsylvania................................       1             216          1.3%
                                                                --          ------        -----
                                                                54          16,739        100.0%
                                                                ==          ======        =====

All of our communities target middle to upper income apartment renters as customers and have amenities, apartment home sizes and mixes consistent with the desires of this resident population.

The following table highlights certain information regarding these 54 completed communities:

                                                   NUMBER OF      YEAR
MARKET AREA/COMMUNITY         LOCATION             APARTMENTS   COMPLETED
---------------------         --------             ----------   ---------
FULLY STABILIZED COMMUNITIES(3)
ATLANTA
Summit Club at Dunwoody.....  Atlanta, GA                 324        1997
Summit Glen.................  Atlanta, GA                 242        1992
Summit on the River.........  Atlanta, GA                 352        1997
Summit St. Clair............  Atlanta, GA                 336        1997
                                                   ----------
ATLANTA WEIGHTED AVERAGE........................        1,254

CHARLOTTE
Summit Crossing.............  Charlotte, NC               128        1985
Summit Foxcroft(5)..........  Charlotte, NC               156        1979
Summit Norcroft.............  Charlotte, NC               216        1997
Summit Simsbury.............  Charlotte, NC               100        1985
Summit Touchstone...........  Charlotte, NC               132        1986
                                                   ----------
CHARLOTTE WEIGHTED AVERAGE......................          732

ORLANDO
Summit Fairways.............  Orlando, FL                 240        1996
Summit Sand Lake............  Orlando, FL                 416        1995
                                                   ----------
ORLANDO WEIGHTED AVERAGE........................          656

RALEIGH-DURHAM
Summit Highland.............  Raleigh, NC                 172        1987
Summit Mayfaire.............  Raleigh, NC                 144        1996
Summit Square...............  Durham, NC                  362        1990
                                                   ----------
RALEIGH-DURHAM WEIGHTED AVERAGE.................          678

RICHMOND
Summit Breckenridge.........  Glen Allen, VA              300        1987
SOUTH FLORIDA
Summit Aventura.............  Aventura, FL                379        1995
Summit Del Ray..............  Delray Beach, FL            252        1993
Summit Plantation...........  Plantation, FL              502        1997
Summit Portofino............  Broward County, FL          322        1995
                                                   ----------
SOUTH FLORIDA WEIGHTED AVERAGE..................        1,455

WASHINGTON, D.C.
Summit Belmont..............  Fredricksburg, VA           300        1987
Summit Fair Oaks............  Fairfax, VA                 246        1990
Summit Meadow...............  Columbia, MD                178        1990
Summit Reston...............  Reston, VA                  418        1987
Summit Windsor..............  Frederick, MD               453        1989
                                                   ----------
WASHINGTON, D.C. WEIGHTED AVERAGE...............        1,595

WILMINGTON/NEWARK, DE
Summit Pike Creek...........  Newark, DE                  264        1988

PHILADELPHIA, PA
Summit Stonefield...........  Yardley, PA                 216        1998

DALLAS
Summit Belcourt.............  Dallas, TX                  180        1994
Summit Buena Vista..........  Dallas, TX                  467        1996
Summit Camino Real..........  Dallas, TX                  712        1998
                                                   ----------
DALLAS WEIGHTED AVERAGE.........................        1,359

SAN ANTONIO
Summit Turtle Rock..........  San Antonio, TX             250        1995

AUSTIN
Summit Arboretum............  Austin, TX                  408        1996
Summit Las Palmas...........  Austin, TX                  448        1998
                                                   ----------
AUSTIN WEIGHTED AVERAGE.........................          856
                                                   ----------
FULLY STABILIZED COMMUNITIES TOTAL/WEIGHTED
 AVERAGE........................................        9,615
                                                   ----------

                                                                                              MORTGAGE
                                                                       AVERAGE   AVERAGE       NOTES
                                                AVERAGE     AVERAGE    MONTHLY   MONTHLY     PAYABLE AT
                                 AVERAGE       PHYSICAL    PHYSICAL    RENTAL    RENTAL     DECEMBER 31,
                                APARTMENT      OCCUPANCY   OCCUPANCY   REVENUE   REVENUE        2001
MARKET AREA/COMMUNITY         SIZE (SQ. FT.)    2001(1)     2000(1)    2001(2)   2000(2)   (IN THOUSANDS)
---------------------         --------------   ---------   ---------   -------   -------   --------------
FULLY STABILIZED COMMUNITIES(3)
ATLANTA
Summit Club at Dunwoody.....           1,007        93.2        95.3   $   955   $   942           --
Summit Glen.................             983        94.9        94.9       981       959           (4)
Summit on the River.........           1,103        88.5        93.0       890       895           (4)
Summit St. Clair............             969        92.8        92.8     1,045     1,028           (4)
                              --------------   ---------   ---------   -------   -------
ATLANTA WEIGHTED AVERAGE....           1,019        92.1        93.9       966       955

CHARLOTTE
Summit Crossing.............             978        92.7        93.8       703       715      $ 3,918
Summit Foxcroft(5)..........             940        92.5        94.1       695       707        2,437
Summit Norcroft.............           1,126        94.6        94.7       781       800           (4)
Summit Simsbury.............             874        92.9        95.2       769       788           (6)
Summit Touchstone...........             899        96.5        94.7       702       703           (6)
                              --------------   ---------   ---------   -------   -------
CHARLOTTE WEIGHTED AVERAGE..             985        93.9        94.5       733       746

ORLANDO
Summit Fairways.............           1,302        91.7        95.2       864       886           --
Summit Sand Lake............           1,035        95.0        94.1       801       807       13,603
                              --------------   ---------   ---------   -------   -------
ORLANDO WEIGHTED AVERAGE....           1,133        93.8        94.5       824       836

RALEIGH-DURHAM
Summit Highland.............             986        95.2        95.4       706       719           (4)
Summit Mayfaire.............           1,047        96.1        95.4       760       781           --
Summit Square...............             925        94.6        94.6       782       786           --
                              --------------   ---------   ---------   -------   -------
RALEIGH-DURHAM WEIGHTED AVERAGE          966        95.1        95.0       758       768

RICHMOND
Summit Breckenridge.........             928        92.2        93.7       797       779           --
SOUTH FLORIDA
Summit Aventura.............           1,106        94.2        95.4     1,180     1,122           --
Summit Del Ray..............             968        93.5        94.1       937       907           (4)
Summit Plantation...........           1,152        91.7        93.7     1,128     1,091           (4)
Summit Portofino............           1,307        93.5        95.9     1,094     1,047           --
                              --------------   ---------   ---------   -------   -------
SOUTH FLORIDA WEIGHTED AVERAGE         1,142        93.1        94.7     1,101     1,058

WASHINGTON, D.C.
Summit Belmont..............             881        97.7        97.1       790       739           (7)
Summit Fair Oaks............             938        94.5        96.0     1,198     1,142           --
Summit Meadow...............           1,020        95.3        94.1     1,072     1,003           (4)
Summit Reston...............             854        91.2        96.9     1,237     1,173           --
Summit Windsor..............             903        96.2        93.8       839       800           (4)
                              --------------   ---------   ---------   -------   -------
WASHINGTON, D.C. WEIGHTED AVERAGE        905        94.8        95.6     1,016       962

WILMINGTON/NEWARK, DE
Summit Pike Creek...........             899        95.0        96.2       922       898           (7)

PHILADELPHIA, PA
Summit Stonefield...........           1,022        95.4        96.4     1,312     1,290           --

DALLAS
Summit Belcourt.............             875        91.3        94.9     1,088     1,082        9,208
Summit Buena Vista..........             925        91.9        92.3       877       855       24,539
Summit Camino Real..........             860        90.9        92.3       786       783       16,213
                              --------------   ---------   ---------   -------   -------
DALLAS WEIGHTED AVERAGE.....             884        91.3        92.6       857       847

SAN ANTONIO
Summit Turtle Rock..........             857        91.8        93.5       798       780       10,431
AUSTIN
Summit Arboretum............             847        90.4        96.1       918       882       19,194
Summit Las Palmas...........             890        87.6        94.2       936       897           (4)
                              --------------   ---------   ---------   -------   -------
AUSTIN WEIGHTED AVERAGE.....             870        89.0        95.1       927       890
                              --------------   ---------   ---------   -------   -------

FULLY STABILIZED COMMUNITIES
 TOTAL/WEIGHTED AVERAGE.....             977        92.9        94.5       931       909
                              --------------   ---------   ---------   -------   -------


                                                   NUMBER OF      YEAR
MARKET AREA/COMMUNITY         LOCATION             APARTMENTS   COMPLETED
---------------------         --------             ----------   ---------
STABILIZED DEVELOPMENT COMMUNITIES(8)
Reunion Park by Summit......  Raleigh, NC                 248        2000
Summit Ashburn Farm.........  Loudon County, VA           162        2000
Summit Ballantyne...........  Charlotte, NC               400        1998
Summit Deer Creek...........  Atlanta, GA                 292        2000
Summit Doral................  Miami, FL                   260        1999
Summit Fair Lakes...........  Fairfax, VA                 530        1999
Summit Fairview.............  Charlotte, NC               135        1983
Summit Governor's Village...  Raleigh, NC                 242        1999
Summit Hunter's Creek.......  Orlando, FL                 270        2000
Summit Lake.................  Raleigh, NC                 446        1999
Summit Largo................  Largo, MD                   219        2000
Summit New Albany...........  Columbus, OH                428        2000
Summit Russett I(9).........  Laurel, MD                  314        1997
Summit Sedgebrook...........  Charlotte, NC               368        1999
Summit Westwood.............  Raleigh, NC                 354        1999
                                                   ----------
STABILIZED DEVELOPMENT COMMUNITIES
 TOTAL/WEIGHTED AVERAGE.........................        4,668
                                                   ----------
ACQUISITION COMMUNITIES(10)
Summit Shiloh...............  Atlanta, GA                 182        2000
Summit Sweetwater...........  Atlanta, GA                 308        2000
                                                   ----------
ACQUISITION COMMUNITIES TOTAL/WEIGHTED
 AVERAGE........................................          490
                                                   ----------
TOTAL/WEIGHTED AVERAGE OF ALL STABILIZED
 COMMUNITIES....................................       14,773
                                                   ----------
COMMUNITIES IN LEASE-UP(11)
Summit Crest................  Raleigh, NC                 438        2001
Summit Grandview(12)........  Charlotte, NC               266        2000
Summit Lenox................  Atlanta, GA                 431        1965
Summit Overlook.............  Raleigh, NC                 320        2001
Summit Peachtree City.......  Atlanta, GA                 399        2001
Summit Russett II(9)........  Laurel, MD                  112        2000
                                                   ----------
LEASE-UP COMMUNITIES TOTAL/WEIGHTED AVERAGE.....        1,966
                                                   ----------
TOTAL COMMUNITIES...............................       16,739
                                                   ==========

                                                                                              MORTGAGE
                                                                       AVERAGE   AVERAGE       NOTES
                                                AVERAGE     AVERAGE    MONTHLY   MONTHLY     PAYABLE AT
                                 AVERAGE       PHYSICAL    PHYSICAL    RENTAL    RENTAL     DECEMBER 31,
                                APARTMENT      OCCUPANCY   OCCUPANCY   REVENUE   REVENUE        2001
MARKET AREA/COMMUNITY         SIZE (SQ. FT.)    2001(1)     2000(1)    2001(2)   2000(2)   (IN THOUSANDS)
---------------------         --------------   ---------   ---------   -------   -------   --------------
STABILIZED DEVELOPMENT COMMUNITIES(8)
Reunion Park by Summit......             941        96.7        52.4       705       339           --
Summit Ashburn Farm.........           1,061        96.6        76.5     1,234       766           --
Summit Ballantyne...........           1,053        90.4        93.2       869       886           (4)
Summit Deer Creek...........           1,187        89.7        66.5       955       774           --
Summit Doral................           1,172        97.6        96.4     1,230     1,156           --
Summit Fair Lakes...........             996        94.7        96.7     1,381     1,295       48,340
Summit Fairview.............           1,036        93.5        95.2       810       812           --
Summit Governor's Village...           1,134        93.4        92.6       860       872           --
Summit Hunter's Creek.......           1,082        94.2        61.6       838       769           --
Summit Lake.................           1,075        95.7        93.6       847       857           --
Summit Largo................           1,042        96.0        95.7     1,195     1,117           --
Summit New Albany...........           1,235        94.6        90.6       853       827           --
Summit Russett I(9).........             958        93.5        92.0     1,096     1,054           --
Summit Sedgebrook...........           1,017        92.2        92.3       740       778           --
Summit Westwood.............           1,112        92.7        95.4       825       814           --
                              --------------   ---------   ---------   -------   -------
STABILIZED DEVELOPMENT COMMUNITIES
 TOTAL/WEIGHTED AVERAGE.....           1,075        93.9        88.1       966       897
                              --------------   ---------   ---------   -------   -------
ACQUISITION COMMUNITIES(10)
Summit Shiloh...............           1,151        93.8        92.3       923       921           --
Summit Sweetwater...........           1,151        92.2        93.1       867       909           --
                              --------------   ---------   ---------   -------   -------
ACQUISITION COMMUNITIES TOTAL/WEIGHTED
 AVERAGE....................           1,151        92.8        92.8       888       914
                              --------------   ---------   ---------   -------   -------
TOTAL/WEIGHTED AVERAGE OF ALL STABILIZED
 COMMUNITIES................           1,014        93.2        92.4       941       888
                              --------------   ---------   ---------   -------   -------
COMMUNITIES IN LEASE-UP(11)
Summit Crest................           1,129        38.2         4.1       583        53           --
Summit Grandview(12)........           1,082        77.7         9.9     1,226       183           --
Summit Lenox................             963        85.9        70.7     1,020       996           --
Summit Overlook.............           1,056        30.4         0.3       445       N/A           --
Summit Peachtree City.......           1,026        23.6         N/A       466       N/A           --
Summit Russett II(9)........           1,025        83.1        22.9     1,256       809           --
                              --------------
LEASE-UP COMMUNITIES
 TOTAL/WEIGHTED AVERAGE.....
                                       1,048
                              --------------
TOTAL COMMUNITIES...........           1,018
                              ==============

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

 (3) Communities that reached stabilization (93% physical occupancy) at least two years prior to the beginning of the current year.

 (4) Collateral for fixed rate mortgage of $137.3 million.

 (5) Summit Foxcroft is held by a partnership in which we are a 75% managing general partner.

 (6) Collateral for a fixed rate mortgage of $8.2 million.

 (7) Collateral for letters of credit in an aggregate amount of $23.0 million which serve as collateral for $22.2 million in tax exempt bonds.

 (8) Communities that were stabilized in 2001 but did not stabilize at least two years prior to the beginning of the current year.

 (9) Summit Russett was built in two phases which were completed in separate years. As a result, phase I was a stabilized development community and phase II was a community in lease-up as of December 31, 2001. Summit Russett I and Summit Russett II are treated as one community in the summary of completed communities by market table on page 8.

(10) A community which we have acquired is not considered fully stabilized until owned for one year or more as of the beginning of the current year.

(11) Communities that were in lease-up during 2001. As with any community in lease-up, there are uncertainties and risks. While we have estimated stabilization target dates and rental rates based on what we believe are reasonable assumptions in light of current conditions, there can be no assurance that actual rental rates will not be less than current budgets or that we will not experience delays in reaching stabilization of these communities.

(12) The apartment homes at Summit Grandview stabilized during the fourth quarter of 2001. The information in the table represents data for the apartment homes only. The 75,203 square feet of commercial space at Summit Grandview was 69.9% occupied and 76.3% leased as of December 31, 2001.

Information with respect to total debt secured by 24 of our communities having an aggregate net book value of $423.9 million as of December 31, 2001, is as follows (dollars in thousands):

                                                                FIXED RATE      VARIABLE RATE
                                                              --------------    -------------
Total principal.............................................  $      293,367       $22,193
Interest rates range from...................................   6.75% to 8.00%         3.10%(1)
Weighted average interest rate..............................            6.99%         3.10%(1)
Annual debt service.........................................  $       26,445       $ 1,380(2)

The aggregate maturities for secured debt as of December 31, 2001 are (in thousands):

2002........................................................  $        6,179
2003........................................................           6,584
2004........................................................           7,014
2005........................................................          41,983
2006........................................................          40,586
Thereafter..................................................         213,214
                                                              --------------
Total.......................................................  $      315,560
                                                              ==============

(1) Interest rate as of December 31, 2001.

(2) Annual debt service for variable rate loans represents 2001 costs and includes letter of credit fees and other bond related costs.

COMMUNITY MANAGEMENT

Our property management staff operates each of our communities. The management team for each community includes supervision by a regional vice-president and regional property manager, as well as on-site management and maintenance personnel and an off-site support staff. On-site community management teams perform leasing and rent collection functions and coordinate resident services. All personnel are extensively trained and are encouraged to continue their education through both internally-designed and outside courses.

ITEM 3.  LEGAL PROCEEDINGS

We are not, nor are any of our communities presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us or any of the communities, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the common units. As of March 4, 2002, there were 109 holders of record of common units.

We declared a distribution of $0.4625 per common unit for each of the four quarters in 2001, which was paid on May 15, 2001 for the first quarter, August 15, 2001 for the second quarter, November 15, 2001 for the third quarter and February 15, 2002 for the fourth quarter.

We declared a distribution of $0.4375 per common unit for each of the four quarters in 2000, which was paid on May 15, 2000 for the first quarter, August 15, 2000 for the second quarter, November 15, 2000 for the third quarter and February 15, 2001 for the fourth quarter.

During the three months ended December 31, 2001, Summit issued an aggregate of 66,772 shares of common stock pursuant to its Dividend Reinvestment and Stock Purchase Programs. Summit contributed the proceeds ($1.5 million) of these sales to us in consideration for our issuance to Summit of an aggregate of 66,772 common units. These common units were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. In light of the circumstances under which these common units were issued, management of Summit, in its capacity as our general partner, believes that the Operating Partnership may rely on such exemption.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and other information on a consolidated historical basis as of and for each of the years in the five-year period ended December 31, 2001. This table should be read in conjunction with our consolidated financial statements and related notes which accompany this report, as well as the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report (amounts in thousands except per share and property information).

                            SELECTED FINANCIAL DATA
                SUMMIT PROPERTIES PARTNERSHIP, L.P. (HISTORICAL)

                                                              YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------------
                                               2001         2000         1999         1998        1997
                                            ----------   ----------   ----------   ----------   ---------
OPERATING INFORMATION:
Revenue
  Rental..................................  $  177,837   $  172,639   $  162,859   $  137,961   $ 110,105
  Interest and other......................      16,106       17,005       13,989        9,608       6,572
                                            ----------   ----------   ----------   ----------   ---------
Total revenue.............................     193,943      189,644      176,848      147,569     116,677
                                            ----------   ----------   ----------   ----------   ---------
Property operating and maintenance expense
  (before depreciation and
  amortization)...........................      63,429       59,087       57,318       51,550      42,032
Interest expense..........................      39,854       38,649       37,282       32,550      20,901
Depreciation and amortization.............      40,510       37,674       35,424       29,953      23,710
General and administrative expense........       6,599        4,752        3,876        3,861       2,740
(Income) loss from equity investments.....        (547)       1,178          615          328        (274)
                                            ----------   ----------   ----------   ----------   ---------
Total expenses............................     149,845      141,340      134,515      118,242      89,109
                                            ----------   ----------   ----------   ----------   ---------
Income before gain on sale of real estate
  assets and impairment loss on technology
  investments.............................      44,098       48,304       42,333       29,327      27,568
Gain on sale of real estate assets........      34,435       38,510       17,427       37,148       4,366
Impairment loss on technology
  investments.............................      (1,217)          --           --           --          --
                                            ----------   ----------   ----------   ----------   ---------
Net income................................  $   77,316   $   86,814   $   59,760   $   66,475   $  31,934
                                            ==========   ==========   ==========   ==========   =========
Income available to common
  unitholders.............................  $   64,896   $   74,394   $   53,062   $   66,881   $  31,934
                                            ==========   ==========   ==========   ==========   =========
Income per common unit before
  extraordinary items -- basic............  $     2.51   $     2.83   $     1.86   $     2.28   $    1.17
                                            ==========   ==========   ==========   ==========   =========
Income per common unit before
  extraordinary items -- diluted..........  $     2.49   $     2.81   $     1.86   $     2.28   $    1.17
                                            ==========   ==========   ==========   ==========   =========
Income available to common
  unitholders per unit -- basic...........  $     2.11   $     2.42   $     1.65   $     2.26   $    1.17
                                            ==========   ==========   ==========   ==========   =========
Income available to common
  unitholders per unit -- diluted.........  $     2.09   $     2.41   $     1.65   $     2.26   $    1.17
                                            ==========   ==========   ==========   ==========   =========
Distributions per common unit.............  $     1.85   $     1.75   $     1.67   $     1.63   $    1.59
                                            ==========   ==========   ==========   ==========   =========
Weighted average common
  units outstanding -- basic..............      30,796       30,697       32,135       29,141      27,258
                                            ==========   ==========   ==========   ==========   =========
Weighted average common units
  outstanding -- diluted..................      31,106       30,897       32,206       29,150      27,294
                                            ==========   ==========   ==========   ==========   =========

                                                              YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------------
                                               2001         2000         1999         1998        1997
                                            ----------   ----------   ----------   ----------   ---------
BALANCE SHEET INFORMATION:
Net real estate, before
  accumulated depreciation................  $1,410,339   $1,428,059   $1,284,818   $1,206,536   $ 913,033
Total assets..............................   1,296,151    1,340,611    1,217,780    1,199,067     825,695
Total long-term debt......................     717,560      763,899      649,632      726,103     474,673
Partners' equity..........................     531,847      531,128      518,670      416,512     311,570

OTHER INFORMATION:
Cash flow provided by (used in):
Operating activities......................  $   78,966   $   83,388   $   65,719   $   63,808   $  55,947
Investing activities......................       6,177     (118,197)     (39,751)    (219,170)   (175,907)
Financing activities......................     (86,477)      33,827      (24,675)     154,636     119,858
Funds from operations(1)..................      70,167       73,342       70,707       58,242      50,201
Total completed communities(2)............          54           59           65           66          61
Total apartment homes developed(3)........       1,157        1,696        1,650          973       1,454
Total apartment homes acquired............          --          490           --        3,557       1,434
Total apartment homes(2)..................      16,739       17,273       16,765       16,631      14,462
Ratio of earnings to fixed charges(4).....        1.83         1.99         1.85         2.52        1.93

(1) We consider funds from operations ("FFO") to be an appropriate measure of performance of an equity REIT. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO, as defined by NAREIT, represents net income (loss) excluding gains or losses from sales of property, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Our methodology for calculating FFO may differ from the methodology for calculating FFO utilized by other real estate companies, and accordingly, may not be comparable to other real estate companies.

    We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and to make capital expenditures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distribution payments.

    FFO is calculated as follows (dollars in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                 2001      2000      1999      1998      1997
                                                -------   -------   -------   -------   -------
Income before gain on sale of real estate
  assets and extraordinary items..............  $30,461   $35,884   $35,635   $29,327   $27,568
Management Company gain on sale...............       --      (208)       --        --        --
Joint venture gain on sale....................     (271)       --        --        --        --
Real estate depreciation......................   39,977    37,666    35,072    28,915    22,633
                                                -------   -------   -------   -------   -------
Funds from operations.........................  $70,167   $73,342   $70,707   $58,242   $50,201
                                                =======   =======   =======   =======   =======

(2) Represents the total number of completed communities and apartment homes in those communities owned at the end of the period (excludes joint venture communities).

(3) Represents the total number of apartment homes in communities completed during the period and owned at the end of the period (excludes joint venture communities).

(4) The ratios of earnings to fixed charges were computed by dividing earnings by fixed charges. For this purpose, earnings consist of pre-tax income from continuing operations (including gains on sale of real estate) plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense (whether expensed or capitalized), dividends to preferred unitholders in the Operating Partnership, the estimated interest component of rent expense and the amortization of debt issuance costs. To date, Summit has not issued any preferred stock; therefore, the ratios of earnings to combined fixed charges and preferred stock dividend requirements are the same as the ratios of earnings to fixed charges presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, all references to "we," "our" or "us" in this report refer collectively to Summit Properties Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), and its subsidiaries. All references to "Summit" in this report refer to Summit Properties Inc., a Maryland corporation and the sole general partner of the Operating Partnership.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. In addition, information concerning the following are forward-looking statements:

- the future operating performance of stabilized communities, including estimated growth rates;

- the proposed development, acquisition or disposition of communities;

- anticipated construction commencement and completion dates and lease-up dates; and

- estimated development costs.

You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

- economic conditions generally and the real estate market specifically, including changes in occupancy rates and market rents, the continuing deceleration of economic conditions in our markets, and the failure of national and local economic conditions to rebound in a timely manner;

- uncertainties associated with our development activities, including the failure to obtain zoning and other approvals, actual costs exceeding our budgets and increases in construction costs;

- the failure of acquisitions to yield expected results;

- the failure to sell communities marketed for sale, including properties currently under contract for sale which are subject to customary closing conditions, or to sell these communities in a timely manner or on favorable terms;

- construction delays due to the unavailability of materials, weather conditions or other delays;

- competition, which could limit our ability to secure attractive investment opportunities, lease apartment homes or increase or maintain rents;

- supply and demand for apartment communities in our current and proposed market areas, especially our core markets described below;

- availability and cost of financing and access to cost-effective capital;

- the inability to refinance existing indebtedness or to refinance existing indebtedness on favorable terms;

- changes in interest rates;

- legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts ("REITs");

- changes in accounting principles generally accepted in the United States of America ("GAAP"); and

- those factors discussed below and in the sections entitled "Operating Performance of our Fully Stabilized Communities" beginning on page 19 of this report and "Factors Affecting the Performance of our Development Communities" beginning on page 32 of this report.

You should consider these risks and uncertainties in evaluating forward-looking statements and you should not place undue reliance on forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this report. We do not undertake to update these forward-looking statements. You should read the following discussion in conjunction with our consolidated financial statements and related notes which accompany this report.

Summit conducts all of its business through the Operating Partnership and its subsidiaries. As of December 31, 2001, Summit held 88.4% of our outstanding partnership interests, consisting of a 1% general partner interest and an 87.4% limited partner interest. We are obligated to redeem each common unit of limited partnership interest at the request of the holder for cash equal to the fair market value of one share of Summit's common stock, except that Summit may elect to require each common unit presented for redemption for cash or one share of common stock. With each redemption of outstanding common units for common stock, Summit's percentage ownership interest in the Operating Partnership will increase. In addition, whenever Summit issues shares of common stock, Summit will contribute any resulting proceeds to us and we will issue an equivalent number of common units to Summit.

We are a real estate operating company that focuses on the operation, development and acquisition of "Class A" luxury apartment communities located throughout the Southeast, Midwest and Mid-Atlantic United States, as well as in Texas. We focus our efforts in seven core markets, with particular emphasis on Washington, D.C., South Florida and Atlanta, Georgia. Our other core markets are Dallas and Austin, Texas and Raleigh-Durham and Charlotte, North Carolina. Because we focus on these seven core markets, changes in local economic and market conditions in these markets may significantly affect our current operations and future prospects.

We have experienced weakening fundamentals, primarily a decline in demand for apartment homes, in all of our markets during the year and particularly during the last half of 2001. This weakness has been due to the downturn in the national economy, as well as declining economic conditions in our core markets, especially Atlanta, Austin, Charlotte and Raleigh-Durham. Local demand for apartment homes has declined due to lower job growth, a primary driver of apartment demand. Although the current political and economic environment is unpredictable, we expect these trends to continue.

HISTORICAL RESULTS OF OPERATIONS

Our net income is generated primarily from operations of our apartment communities. The changes in operating results from period to period reflect changes in existing community performance and changes in the number of apartment homes due to development, acquisition and disposition of communities. Where appropriate, comparisons are made on a "fully stabilized communities," "acquisition communities," "stabilized development communities," "communities in lease-up" and "disposition communities" basis in order to adjust for changes in the number of apartment homes. We consider a community to be "stabilized" when it has attained a physical occupancy level of at least 93%. A community that we have acquired is deemed "fully stabilized" when we have owned it for one year or more as of the beginning of the year. We consider a community that we have developed to be "fully stabilized" when stabilized for the two prior years as of the beginning of the current year. We consider a community to be a "stabilized development" community when stabilized as of the beginning of the current year but not the entire two prior years. A community in lease-up is one that has commenced rental operations but was not stabilized as of the beginning of the current year. A community's average physical occupancy is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the community, expressed as a percentage. Average physical occupancy has been calculated using the average of the occupancy that existed on Sunday during each week of the period. Average monthly rental revenue presented represents the average monthly net rental revenue per occupied apartment home. Our methodology for calculating average physical occupancy and average monthly rental revenue may differ from the methodology used by other apartment companies, and accordingly, may not be comparable to other apartment companies.

 Results of Operations for the Years Ended December 31, 2001, 2000 and 1999

Income before gain on sale of real estate assets and impairment loss on investments in technology companies decreased from $48.3 million in 2000 to $44.1 million in 2001 primarily due to an increase of $900,000 in general and administrative costs related to severance costs for senior staff reductions and an increase of $900,000 in our reserve for pursuit costs for projects we are no longer pursuing; an increase in depreciation expense of $2.5 million due to the initiation of depreciation on recently developed communities, as well as a full year of depreciation on communities acquired during the second half of 2000, offset by the absence of a full year of depreciation on communities sold during 2000 and 2001; and an increase in interest expense of $1.2 million as a result of increased average indebtedness outstanding, all offset by an increase in property operating income from 2000 to 2001 of $1.4 million. This same measure increased from $42.3 million in 1999 to $48.3 million in 2000 primarily due to increased property operating income at stabilized communities, as well as the addition of property operating income from communities in lease-up, partially offset by a decrease in property operating income due to the disposition of communities.

OPERATING PERFORMANCE OF OUR PORTFOLIO OF COMMUNITIES

We evaluate community performance based on growth of property operating income, which is defined as rental and other property revenues less property operating and maintenance expense. We believe that property operating income is a meaningful measure for an investor's analysis of community performance as it represents the most consistent, comparable operating performance among our communities. Depreciation is a fixed cost not controllable by our property management staff and not all communities are encumbered by financing instruments. Therefore, all property operating and maintenance expense amounts in this Management's Discussion and Analysis section are presented before depreciation, interest and amortization. Property operating income does not include any allocation of corporate overhead. You should not consider property operating income as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or as an alternative to cash flows from operating activities (determined in accordance with GAAP), as a measure of our liquidity. Our calculation of property operating income may differ from the methodology and definition used by other apartment companies, and accordingly, may not be comparable to similarly entitled measures used by other apartment companies.

The operating performance of our communities is summarized below (dollars in thousands):

                                      YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                   ------------------------------   ------------------------------
                                     2001       2000     % CHANGE     2000       1999     % CHANGE
                                   --------   --------   --------   --------   --------   --------
Property revenue:
  Fully stabilized communities...  $104,695   $103,424      1.2%    $101,235   $ 97,346      4.0%
  Acquisition communities........     5,112      2,194    133.0%       2,194          -    100.0%
  Stabilized development
     communities.................    53,886     48,581     10.9%      55,269     46,914     17.8%
  Communities in lease-up........    14,562      4,797    203.6%      16,654      6,394    160.5%
  Communities sold...............    12,891     26,438    -51.2%      10,082     22,875    -55.9%
                                   --------   --------              --------   --------
Total property revenue...........   191,146    185,434      3.1%     185,434    173,529      6.9%
                                   --------   --------              --------   --------
Property operating and
  maintenance expense:
  Fully stabilized communities...    35,252     33,710      4.6%      32,889     32,538      1.1%
  Acquisition communities........     1,773        687    158.1%         687          -    100.0%
  Stabilized development
     communities.................    16,729     14,018     19.3%      16,891     14,187     19.1%
  Communities in lease-up........     5,138      1,612    218.7%       5,244      2,519    108.2%
  Communities sold...............     4,537      9,060    -49.9%       3,376      8,074    -58.2%
                                   --------   --------              --------   --------
Total property operating and
  maintenance expense............    63,429     59,087      7.3%      59,087     57,318      3.1%
                                   --------   --------              --------   --------
Property operating income........  $127,717   $126,347      1.1%    $126,347   $116,211      8.7%
                                   ========   ========              ========   ========
Apartment homes, end of period...    16,739     18,928    -11.6%      18,928     17,673      7.1%
                                   ========   ========              ========   ========

A summary of our apartment homes (excluding joint ventures) for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                               2001     2000     1999
                                                              ------   ------   ------
Apartment homes at the beginning of the year................  18,928   17,673   18,003
Acquisitions................................................       -      490        -
Developments which began rental operations during the
  year......................................................       -    2,441    1,188
Sale of apartment homes.....................................  (2,189)  (1,676)  (1,518)
                                                              ------   ------   ------
Apartment homes at the end of the year......................  16,739   18,928   17,673
                                                              ======   ======   ======

OPERATING PERFORMANCE OF OUR FULLY STABILIZED COMMUNITIES

The operating performance of our fully stabilized communities is summarized below (dollars in thousands except average monthly rental revenue):

                                       YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                    ------------------------------   -----------------------------
                                      2001       2000     % CHANGE     2000      1999     % CHANGE
                                    --------   --------   --------   --------   -------   --------
Property revenue:
  Rental..........................  $ 97,607   $ 96,583      1.1%    $ 94,501   $91,411      3.4%
  Other...........................     7,088      6,841      3.6%       6,734     5,935     13.5%
                                    --------   --------              --------   -------
Total property revenue............   104,695    103,424      1.2%     101,235    97,346      4.0%
                                    --------   --------              --------   -------

Property operating and maintenance
  expense:
  Personnel.......................     6,786      6,193      9.6%       6,265     7,080    -11.5%
  Advertising and promotion.......     1,141      1,376    -17.1%       1,310     1,318     -0.6%
  Utilities.......................     4,740      4,481      5.8%       4,533     4,436      2.2%
  Building repairs and
     maintenance..................     5,014      4,855      3.3%       5,060     5,141     -1.6%
  Real estate taxes and
     insurance....................    12,820     12,192      5.2%      11,159    10,471      6.6%
  Property supervision............     2,940      2,895      1.6%       2,831     2,415     17.2%
  Other operating expense.........     1,811      1,718      5.4%       1,731     1,677      3.2%
                                    --------   --------              --------   -------
Total property operating and
  maintenance expense.............    35,252     33,710      4.6%      32,889    32,538      1.1%
                                    --------   --------              --------   -------
Property operating income.........  $ 69,443   $ 69,714     -0.4%    $ 68,346   $64,808      5.5%
                                    ========   ========              ========   =======
Average physical occupancy........      92.9%      94.5%    -1.6%        94.6%     93.7%     0.5%
                                    ========   ========              ========   =======
Average monthly rental revenue....  $    931   $    909      2.4%    $    886   $   865      2.4%
                                    ========   ========              ========   =======
Number of apartment homes.........     9,615      9,615                 9,636     9,636
                                    ========   ========              ========   =======
Number of apartment communities...        32         32                    37        37
                                    ========   ========              ========   =======

Rental and other revenue increased from 2000 to 2001 due to higher average rental rates and increased revenue from sources other than rental income, such as water sub-meter income, trash fees and redecorating fees. The 1.2% property revenue growth rate decreased when compared to the prior year growth rate as a result of lower occupancy levels due to the slowing economy and a decline in job growth. In 2002, we expect the rate of revenue growth to be below the rate seen in 2001 due to continued weak job growth and national economic expectations. We believe our expectation relative to property revenue growth is based on reasonable assumptions as to future economic conditions and the quantity of competitive apartment communities in the markets in which we do business. However, there can be no assurance that actual results will not differ from this assumption, especially due to the unpredictable nature of the current economy.

Property operating and maintenance expense increased by 4.6% from 2000 to 2001. Personnel costs increased from 2000 to 2001 primarily due to a one-time policy change which decreased discounts offered to employees who rent apartment homes at our communities resulting in commensurate increases in those employees' salaries. The decrease in advertising costs from 2000 to 2001 is primarily the result of a reduction in media advertising and locator fees. Utility costs increased from 2000 to 2001 as a result of rising gas prices, as well as an increase in vacant utility costs driven by lower occupancy. Real estate tax costs increased as a result of higher assessments for our communities in 2001 over 2000, primarily in Texas. Other operating expenses increased from 2000 to 2001 as a result of the cost of internet connectivity projects at our communities during

2001. As a percentage of total property revenues, property operating and maintenance expense increased to 33.7% in 2001 from 32.6% in 2000. In 2002, we expect the rate of operating and maintenance expense growth to be below the rate seen in 2001 due to reduced pressure on salaries and third party service costs, as well as an internal focus on expense control. However, there can be no assurance that actual results will not differ from this expectation, especially due to the unpredictable nature of the current economy.

Rental and other revenue increased from 1999 to 2000 due to higher rental rates, higher occupancy rates and increased revenue from sources other than rental income such as telephone, cable and water sub-meter income. The 4.0% property revenue growth rate from 1999 to 2000 was stable when compared to the 1998 to 1999 rate of growth of 4.1%.

Property operating and maintenance expenses increased by 1.1% from 1999 to 2000. For those communities considered fully stabilized for the 2000 to 1999 comparison, as a percentage of total property revenues, property operating and maintenance expense decreased to 32.5% in 2000 from 33.4% in 1999.

OPERATING PERFORMANCE OF OUR ACQUISITION COMMUNITIES

Acquisition communities for the years ended December 31, 2001 and 2000 consist of Summit Sweetwater and Summit Shiloh (representing a total of 490 apartment homes), both located in Atlanta, Georgia, in each of which we acquired our joint venture partner's 51% interest on August 1, 2000. There were no community acquisitions during 2001 or 1999. The operating performance of our acquisition communities is summarized below (dollars in thousands except average monthly rental revenue):

                                                YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                                ------------------------      ------------------------
                                                  2001           2000           2000           1999
                                                ---------      ---------      ---------      ---------
Property revenue:
  Rental......................................   $ 4,726        $ 2,016        $ 2,016        $    --
  Other.......................................       386            178            178             --
                                                 -------        -------        -------        -------
Total property revenue........................     5,112          2,194          2,194             --
Property operating and maintenance expense....     1,773            687            687             --
                                                 -------        -------        -------        -------
Property operating income.....................   $ 3,339        $ 1,507        $ 1,507        $    --
                                                 =======        =======        =======        =======
Average physical occupancy....................      92.8%          92.8%          92.8%            --%
                                                 =======        =======        =======        =======
Average monthly rental revenue................   $   888        $   914        $   914        $    --
                                                 =======        =======        =======        =======
Number of apartment homes.....................       490            490            490             --
                                                 =======        =======        =======        =======

The unleveraged yield on investment for the communities acquired during 2000, defined as property operating income divided by total acquisition cost, was 9.4% for the year ended December 31, 2001.

OPERATING PERFORMANCE OF OUR STABILIZED DEVELOPMENT COMMUNITIES

We had 15 communities with a total of 4,668 apartment homes (Summit Ballantyne, Summit Largo, Summit Sedgebrook, Summit Governor's Village, Summit Lake, Summit Westwood, Summit New Albany, Summit Fair Lakes, Summit Hunter's Creek, Summit Russett I, Summit Doral, Summit Ashburn Farm, Summit Deer Creek, Summit Reunion Park I and Summit Fairview) which were stabilized during the entire year ended December 31, 2001, but were stabilized subsequent to January 1, 1999. The comparison of the years ended December 31, 2000 and 1999 represents 14 communities with a total of 4,885 apartment homes (Summit Ballantyne, Summit Norcroft II, Summit Sedgebrook, Summit Governor's Village, Summit Lake, Summit Westwood, Summit New Albany I, Summit Fair Lakes, Summit Stonefield, Summit Russett I, Summit Doral, Summit Plantation II, Summit Las Palmas and Summit Camino Real).

The operating performance of our stabilized development communities is summarized below (dollars in thousands except average monthly rental revenue):

                                                YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                                ------------------------      ------------------------
                                                  2001           2000           2000           1999
                                                ---------      ---------      ---------      ---------
Property revenue:
  Rental......................................   $50,130        $45,079        $51,409        $44,073
  Other.......................................     3,756          3,502          3,860          2,841
                                                 -------        -------        -------        -------
Total property revenue........................    53,886         48,581         55,269         46,914
Property operating and maintenance expense....    16,729         14,018         16,891         14,187
                                                 -------        -------        -------        -------
Property operating income.....................   $37,157        $34,563        $38,378        $32,727
                                                 =======        =======        =======        =======
Average physical occupancy....................      93.9%          88.1%          94.0%          85.3%
                                                 =======        =======        =======        =======
Average monthly rental revenue................   $   966        $   897        $   951        $   906
                                                 =======        =======        =======        =======
Number of apartment homes.....................     4,668          4,668          4,885          4,885
                                                 =======        =======        =======        =======

The unleveraged yield on those communities considered stabilized development communities in 2001, defined as property operating income divided by total development cost, was 10.6% for the year ended December 31, 2001.

OPERATING PERFORMANCE OF COMMUNITIES IN LEASE-UP

We had six communities in lease-up during the year ended December 31, 2001. The following is a summary of five of the six communities in lease-up during 2001 (dollars in thousands):

                                                                                                AVERAGE      % LEASED
                                         NUMBER OF    TOTAL                       ACTUAL/      PHYSICAL       AS OF
                                         APARTMENT    ACTUAL    CONSTRUCTION    ANTICIPATED    OCCUPANCY   DECEMBER 31,
COMMUNITY                                  HOMES       COST      COMPLETION    STABILIZATION     2001          2001
---------                                ---------   --------   ------------   -------------   ---------   ------------
Summit Russett II -- Laurel, MD(1).....      112     $ 10,705     Q4 2000         Q2 2001        83.1%         92.9%
Summit Grandview -- Charlotte, NC(2)...      266       51,114     Q4 2000         Q4 2001        77.7%         93.6%
Summit Crest -- Raleigh, NC............      438       32,555     Q3 2001         Q3 2002        38.2%         76.9%
Summit Peachtree City -- Atlanta, GA...      399       33,567     Q3 2001         Q3 2002        23.6%         48.1%
Summit Overlook -- Raleigh, NC.........      320       28,331     Q4 2001         Q3 2002        30.4%         62.5%
                                           -----     --------
                                           1,535     $156,272
                                           =====     ========

(1) Summit Russett II stabilized during 2001.

(2) The apartment units at Summit Grandview stabilized during the fourth quarter of 2001. Stabilization, occupancy and percent leased information in the table above represents data for the apartment units only. The 75,203 square feet of commercial space at Summit Grandview was 69.9% occupied and 76.3% leased as of December 31, 2001.

The actual stabilization dates for our communities in lease-up may be later than anticipated. The rental rates that we may charge also may be less than expected, and we may need to offer rent concessions to the residents.

In addition to the communities listed in the table above, Summit Lenox, located in Atlanta, Georgia, is an existing community with 431 apartment homes which underwent major renovations during 2000 and 2001. The renovations included upgrades of the interior of the apartment homes (new cabinets, fixtures and other interior upgrades), and upgrades to the parking lots and landscaping, as well as new balconies and exterior painting of buildings. The renovations required certain apartment homes to be unavailable for rental over the course of the projects. The operations of Summit Lenox are included in lease-up communities results due to the renovation work. The renovation work at Summit Lenox was complete as of December 31, 2001. Summit Lenox was 89.6% occupied at that date.

We had 14 communities with 3,915 apartment homes in lease-up during the year ended December 31, 2000 (Summit New Albany II, Summit Largo, Summit Hunter's Creek, Summit Deer Creek, Summit Ashburn Farm, Reunion Park by Summit I, Summit Russett II, Summit Grandview, Summit Deerfield, Summit Overlook, Summit Crest, Summit Peachtree City, Summit Lenox and Summit Fairview).

The operating performance of our lease-up communities is summarized below (dollars in thousands):

                                                   YEAR ENDED DECEMBER 31,     YEAR ENDED DECEMBER 31,
                                                   -----------------------     -----------------------
                                                     2001          2000          2000          1999
                                                   ---------     ---------     ---------     ---------
Property revenue:
  Rental.........................................   $13,469       $ 4,459       $15,327       $ 6,075
  Other..........................................     1,093           338         1,327           319
                                                    -------       -------       -------       -------
Total property revenue...........................    14,562         4,797        16,654         6,394
Property operating and maintenance expense.......     5,138         1,612         5,244         2,519
                                                    -------       -------       -------       -------
Property operating income........................   $ 9,424       $ 3,185       $11,410       $ 3,875
                                                    =======       =======       =======       =======
Number of apartment homes........................     1,966         1,966         3,915         3,915
                                                    =======       =======       =======       =======

OPERATING PERFORMANCE OF OUR DISPOSITION COMMUNITIES

Disposition communities consist of the former Summit Palm Lake, Summit Arbors, Summit Radbourne, Summit Lofts, Summit Stony Point, Summit Gateway, Summit Deerfield, Summit Waterford and Summit Walk, all of which were sold during the year ended December 31, 2001. The 2000 disposition communities consist of the former Summit Creekside, Summit Eastchester, Summit Sherwood, Summit River Crossing, Summit Blue Ash, Summit Park and Summit Village, all of which were sold during the year ended December 31, 2000. The 1999 disposition communities consist of the former Summit Hampton, Summit Oak, Summit Beacon Ridge, Summit Heron's Run, Summit McIntosh, Summit Perico and Summit East Ridge, all of which were sold during the year ended December 31, 1999.

The operating performance of the disposition communities is summarized below (dollars in thousands):

                                                   YEAR ENDED DECEMBER 31,     YEAR ENDED DECEMBER 31,
                                                   -----------------------     -----------------------
                                                     2001          2000          2000          1999
                                                   ---------     ---------     ---------     ---------
Property revenue:
  Rental.........................................   $11,905       $24,503       $ 9,386       $21,299
  Other..........................................       986         1,935           696         1,576
                                                    -------       -------       -------       -------
Total property revenue...........................    12,891        26,438        10,082        22,875
Property operating and maintenance expense.......     4,537         9,060         3,376         8,074
                                                    -------       -------       -------       -------
Property operating income........................   $ 8,354       $17,378       $ 6,706       $14,801
                                                    =======       =======       =======       =======
Number of apartment homes........................     2,189         3,865         1,676         3,194
                                                    =======       =======       =======       =======

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

We own 1% of the voting stock and 99% of the non-voting stock of Summit Management Company (the "Management Company"). The remaining 99% of voting stock and 1% of non-voting stock are held by one of the Co-Chairmen of Summit's Board of Directors. As a result of this stock ownership, the Operating Partnership has a 99% economic interest and the Co-Chairman has a 1% economic interest in the Management Company. Because of our ability to exercise significant influence, the Management Company is accounted for on the equity method of accounting. The operating performance of the Management Company and its wholly owned subsidiary, Summit Apartment Builders, Inc. ("the Construction Company"), is summarized below (dollars in thousands):

                                    YEAR ENDED DECEMBER 31,           YEAR ENDED DECEMBER 31,
                                 ------------------------------    -----------------------------
                                  2001       2000      % CHANGE     2000       1999     % CHANGE
                                 -------    -------    --------    -------    ------    --------
Revenues:
  Management fees charged to
     Operating Partnership.....  $ 6,473    $ 5,735       12.9%    $ 5,735    $4,972       15.3%
  Third party management fee
     revenue...................      913      1,103      -17.2%      1,103     1,263      -12.7%
  Construction revenue charged
     to Operating
     Partnership...............    2,701      2,494        8.3%      2,494     1,774       40.6%
  Gain on sale of real estate
     assets....................       --        238     -100.0%        238        --      100.0%
  Other........................      455        372       22.3%        372       844      -55.9%
                                 -------    -------                -------    ------
          Total revenue........   10,542      9,942        6.0%      9,942     8,853       12.3%
                                 -------    -------                -------    ------
Expenses:
  Operating....................    9,177      9,398       -2.4%      9,398     8,699        8.0%
  Depreciation.................      319        313        1.9%        313       284       10.2%
  Amortization.................      298        303       -1.7%        303       289        4.8%
  Interest.....................      300        677      -55.7%        677       300      125.7%
                                 -------    -------                -------    ------
          Total expenses.......   10,094     10,691       -5.6%     10,691     9,572       11.7%
                                 -------    -------                -------    ------
Income (loss) before
  extraordinary items..........      448       (749)     159.8%       (749)     (719)      -4.2%
Extraordinary items............        -        (30)     100.0%        (30)       --     -100.0%
                                 -------    -------                -------    ------
Net income (loss)..............  $   448    $  (779)     157.5%    $  (779)   $ (719)      -8.3%
                                 =======    =======                =======    ======

The increase in revenue from 2000 to 2001 is primarily due to an increase in fees earned from managing our lease-up communities. Operating expenses remained stable in 2001 as compared to 2000, decreasing by only $221,000. In addition, interest expense decreased from 2000 to 2001 due to the repayment of an intercompany loan during 2000.

The increase in revenue from 1999 to 2000 was primarily the result of an increase in the management fee charged to our communities from 2.50% in 1999 to 2.75% in 2000 and higher revenues from increased construction activity of the Construction Company. The increase in the management fee is the first increase since Summit's initial public offering in 1994. The increase in interest expense resulted from an intercompany loan made to the Management Company in late 1999 for the purpose of purchasing a parcel of land in Raleigh, North Carolina. The Management Company sold this parcel of land on February 29, 2000 resulting in a gain on sale of $238,000. The increase in operating expenses for the year was a result of increased construction activities and increased personnel at the Management Company in order to better support our growth objectives, including improving the operating performance of our stabilized communities.

Third party apartment homes under management were 1,004 in 2001, 1,723 in 2000 and 2,435 in 1999. Property management fees from third parties were $913,000 in 2001, $1.1 million in 2000 and $1.3 million in 1999. Property management fees from third parties as a percentage of total property management revenues were 12.4% in 2001, 16.1% in 2000 and 20.3% in 1999.

All of the construction revenues are from contracts with the Operating Partnership.

OTHER INCOME AND EXPENSES

Interest income decreased by $1.3 million to $2.3 million in 2001 compared to 2000, primarily due to a $1.0 million decrease in interest earned on proceeds from property sales placed in escrow in accordance with like-kind exchange income tax regulations. Interest income increased by $562,000 to $3.6 million in 2000 compared to 1999, primarily due to interest earned on notes receivable of $809,000 as well as an increase of $429,000 in interest earned on employee stock loans over 1999, offset by a decrease in interest earned on proceeds from property sales placed in escrow in accordance with like-kind exchange income tax regulations of $739,000.

Other income decreased by $86,000 to $532,000 in 2001 compared to 2000, primarily as a result of a decrease in dividends earned on an equity investment. Other income increased by $329,000 to $618,000 in 2000 compared to 1999, primarily as a result of a credit enhancement fee earned in connection with a property that is being developed by a third party, as well as dividends earned on an equity investment.

Depreciation expense increased by $2.5 million to $39.1 million in 2001 compared to 2000, primarily due to depreciation expense related to the initiation of depreciation on recently developed communities as well as a full year of depreciation on communities acquired during the second half of 2000, offset by the absence of a full year of depreciation on communities sold during 2000 and 2001. Depreciation expense increased by $2.2 million to $36.6 million in 2000 compared to 1999, primarily due to depreciation expense related to the 2000 acquisitions and increased depreciation of communities in lease-up.

Interest expense increased by $1.2 million in 2001 compared to 2000 primarily due to an increase of $45.9 million in our average indebtedness outstanding, offset by a decrease in the effective interest rate of 0.34% (7.04% to 6.70%) in 2001 as compared to 2000. Interest expense increased by $1.4 million in 2000 compared to 1999 primarily due to an increase of $56.4 million in our average indebtedness outstanding and an increase in the effective interest rate of 0.39% (6.65% to 7.04%) in 2000 as compared to 1999.

General and administrative expenses before non-recurring charges of $1.8 million were $4.8 million for the year ended December 31, 2001. Approximately $900,000 of the non-recurring charges is related to an increase in our reserve for the costs of abandoned pursuit projects and approximately $900,000 is related to severance costs associated with senior staff reductions in our organization. General and administrative expenses before non-recurring charges have remained relatively stable as a percentage of total revenues. As a percentage of total revenues, general and administrative expenses before non-recurring charges were 2.5% in 2001, 2.5% in 2000 and 2.2% in 1999.

The $34.4 million gain on sale of assets in 2001 resulted from the disposition of one parcel of land and nine communities. The nine communities were (referred to below using former community names):

                         COMMUNITY                                MARKET
                         ---------                                ------
Summit Arbors                                                 Charlotte, NC
Summit Deerfield                                              Cincinnati, OH
Summit Gateway                                                Tampa, FL
Summit Lofts                                                  Tampa, FL
Summit Palm Lake                                              South Florida
Summit Radbourne                                              Charlotte, NC
Summit Stony Point                                            Richmond, VA
Summit Walk                                                   Tampa, FL
Summit Waterford                                              Richmond, VA

The communities disposed of in 2001 were part of our plan to dispose of assets that no longer meet our growth objectives or to make desired changes in the number of apartment homes in each of our markets. We believe that by concentrating our efforts and capital in a limited number of large markets we will gain a competitive advantage as we improve operational efficiencies, build a more significant brand name and improve market knowledge. Also, by disposing of assets that no longer meet our long-term growth objectives, capital is provided to fund the development of new assets with higher growth potential.

The $38.5 million gain on sale of assets in 2000 resulted from the disposition of seven communities. The $17.4 million gain on sale of assets in 1999 also resulted from the disposition of seven communities.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

Net cash provided by operating activities decreased from $83.4 million for the year ended December 31, 2000 to $79.0 million for the year ended December 31, 2001, primarily due to a $4.2 million decrease in income before gain on sale of real estate assets and impairment loss on technology investments.

Net cash provided by investing activities was $6.2 million for the year ended December 31, 2001. Net cash used in investing activities was $118.2 million for the year ended December 31, 2000. The increase in cash provided by investing activities is due to a decrease of $33.4 million in cash expended for acquisition communities from 2000, a decrease in cash used for the construction of real estate assets and land acquisitions of $56.4 million and an increase of $42.8 million in proceeds from the sale of communities, offset by an increase in cash used to invest in real estate joint ventures of $4.3 million and a decrease in net cash received for notes receivable of $2.9 million. In addition to cash proceeds received in connection with 2001 dispositions, proceeds from the sale of communities represent funds expended from like-kind exchange escrows. In the event that the proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company level tax may be incurred.

Net cash used in financing activities was $86.5 million for the year ended December 31, 2001. Net cash provided by financing activities was $33.8 million for the year ended December 31, 2000. The increase in cash used in financing activities during 2001 is primarily due to a decrease in net borrowings from 2000 to 2001 of $111.0 million on our unsecured credit facility and a decrease in proceeds received from the issuance of mortgage debt of $48.3 million, all offset by a decrease in repayments of unsecured notes and mortgages in the aggregate amount of $18.1 million, an increase in net borrowings on unsecured medium-term notes of $3.0 million, a decrease in cash used for the repurchase of Summit's common stock and the repurchase of common units in the aggregate amount of $9.6 million, a decrease in cash used for Summit's employee notes receivable of $8.6 million and a decrease in cash used for deferred financing charges of $1.3 million.

The ratio of earnings to fixed charges was 1.83 to 1 for the year ended December 31, 2001 compared to 1.99 to 1 for the year ended December 31, 2000.

Our outstanding indebtedness as of December 31, 2001 totaled $717.6 million. This amount includes $289.5 million in fixed rate conventional mortgages, $22.2 million of variable rate tax exempt bonds, $308.0 million of unsecured notes, $3.9 million of tax exempt fixed rate loans, and $94.0 million under our unsecured credit facility.

We expect to meet our short-term liquidity requirements (i.e., liquidity requirements arising within 12 months) including recurring capital expenditures relating to maintaining our existing properties, generally through our working capital, net cash provided by operating activities and borrowings under our unsecured credit facility. We believe that our cash provided by operating activities will be adequate to meet operating requirements and payments of distributions during the next twelve months.

We expect to meet our long-term liquidity requirements (i.e., liquidity requirements arising after 12 months), such as scheduled mortgage debt maturities, property acquisitions, financing of construction and development activities and other non-recurring capital improvements, through the issuance of unsecured notes and equity securities, from undistributed funds from operations (see page 33), from proceeds received from the disposition of certain properties, and, in connection with the acquisition of land or improved property, through the issuance of common units.

  Credit Facility

We have a syndicated unsecured line of credit in the amount of $225.0 million. The credit facility provides funds for new development, acquisitions and general working capital purposes. Loans under the credit facility bear interest at LIBOR plus 100 basis points. The spread component of the aggregate interest rate will change in the event of an upgrade or downgrade of our unsecured credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The credit facility is repayable monthly on an interest only basis with principal due at maturity. The credit facility's initial three-year term was scheduled to expire on September 26, 2003. On July 6, 2001, we closed on a one-year extension option under this credit facility. The new maturity date is September 26, 2004, and all other terms and covenants of the credit facility remain unchanged. The credit facility had an average interest rate of 4.99% in 2001, 7.20% in 2000 and 6.06% in 1999 and an average balance outstanding of $113.5 million in 2001, $119.8 million in 2000 and $99.2 million in 1999. In addition, the maximum outstanding principal amount was $146.5 million in 2001, $174.0 million in 2000 and $176.0 million in 1999. As of December 31, 2001, the outstanding balance of the credit facility was $94.0 million, leaving $131.0 million of remaining availability on the $225.0 million commitment.

The credit facility also provides a bid sub-facility equal to a maximum of fifty percent of the total facility ($112.5 million). This sub-facility provides us with the choice to place borrowings in fixed LIBOR contract periods of thirty, sixty, ninety and one hundred eighty days. We may have up to seven fixed LIBOR contracts outstanding at any one time. Upon proper notifications, all lenders participating in the credit facility may, but are not obligated to, participate in a competitive bid auction for these fixed LIBOR contracts.

The credit facility requires that we comply with certain affirmative, negative and financial covenants. We were in compliance with these covenants as of December 31, 2001.

  Medium-Term Notes

On April 20, 2000, we commenced a new program for the sale of up to $250.0 million aggregate principal amount of medium-term notes ("MTNs"), due nine months or more from the date of issuance. During the year ended December 31, 2001, we issued notes with an aggregate principal amount of $60.0 million in connection with the new MTN program, including (a) $25.0 million of notes which are due on May 9, 2006 and bear interest at 7.04% per year and (b) $35.0 million of notes which are due on May 9, 2011 and bear interest at 7.703% per year. We had notes with an aggregate principal amount of $112.0 million outstanding in connection with the new MTN program as of December 31, 2001.

On May 29, 1998, we established a program for the sale of up to $95.0 million aggregate principal amount of MTNs due nine months or more from the date of issuance. We had notes with an aggregate principal amount of $25.0 million outstanding in connection with this MTN program as of December 31, 2001. As a result of the commencement of the $250.0 million MTN program, we cannot issue any additional notes under the $95.0 million MTN program.

  Preferred Units

As of December 31, 2001, we had outstanding 3.4 million preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units. We may redeem these preferred units on or after April 29, 2004 for cash at a redemption price equal to the holder's capital account or, at Summit's option, shares of Summit's 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock, or a combination of cash and shares of Summit's 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock. Holders of the Series B preferred units have the right to exchange these preferred units for shares of Summit's Series B preferred stock on a one-for-one basis, subject to adjustment:
(a) on or after April 29, 2009, (b) if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes. Distributions on the Series B preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series B preferred units in the aggregate amount of $7.6 million during each of the years ended December 31, 2001 and 2000.

As of December 31, 2001, we had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. We may redeem these preferred units on or after September 3, 2004 for cash at a redemption price equal to the holder's capital account. Holders of the Series C preferred units have the right to exchange these preferred units for shares of Summit's Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceed 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $4.8 million during each of the years ended December 31, 2001 and 2000.

  Common Stock Repurchase Program

On March 12, 2000, Summit's Board of Directors authorized a common stock repurchase program pursuant to which Summit was authorized to purchase up to an aggregate of $25.0 million of currently issued and outstanding shares of its common stock. During 2001, Summit's Board of Directors increased the size of this common stock repurchase program to $56.0 million. All repurchases have been, and will be, made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. Summit repurchased 8,800 shares of its common stock for an aggregate purchase price, including commissions, of $197,000, or an average price of $22.39 per share during the year ended December 31, 2001 under the common stock repurchase program. During the year ended December 31, 2000, Summit repurchased 279,400 shares of its common stock for an aggregate purchase price, including commissions, of $5.5 million, or an average price of $19.80 per share under this program.

During 2000, Summit completed a common stock repurchase program pursuant to which Summit was authorized to purchase up to an aggregate of $50.0 million of its common stock. During 2000, Summit repurchased 131,900 shares of its common stock for an aggregate purchase price, including commissions, of $2.5 million, or an average price of $18.88 per share under this program. The total number of shares of common stock repurchased was 2.5 million shares for an aggregate purchase price, including commissions, of $50.0 million, or an average price of $19.63 per share under this program.

  Employee Loan Program

Summit's Board of Directors believes that ownership of common stock by its executive officers and certain other qualified employees will align the interests of these officers and employees with the interests of Summit's stockholders. To this end, Summit's Board of Directors approved, and Summit instituted, a loan program under which it may lend amounts to certain of its executive officers and other qualified employees to (a) finance the purchase of Summit's common stock on the open market at then-current market prices, (b) finance the payment of the exercise price of one or more stock options to purchase shares of Summit's common stock, or (c) finance the annual tax liability or other expenses of an executive officer related to the vesting of shares of Summit's common stock which constitute a portion of a restricted stock award granted to the executive officer. Summit has amended the terms of the loan program from time to time since its inception in 1997. The relevant officer or employee has executed a promissory note and security agreement related to each loan extended. Each outstanding note bears interest at a rate established on the date of the note, is full recourse to the officers and employees and is collateralized by the shares of Summit's common stock which are the subject of the loans.

  Impairment Loss

Management considers events and circumstances that may indicate impairment of an investment, including operating performance and cash flow projections. Management determined during the quarter ended June 30, 2001 that our investments in Broadband Now, Inc. and Yieldstar Technology LLC were impaired and that such impairment was other than temporary. As a result, we recorded an impairment loss in the aggregate amount of $1.2 million, which represents our entire investment in these two technology companies. We have no other technology company investments.

  Schedule of Debt

The following table sets forth information regarding our debt financing as of December 31, 2001 and 2000 (dollars in thousands):

                                                                             PRINCIPAL OUTSTANDING
                                                INTEREST                          DECEMBER 31,
                                               RATE AS OF        MATURITY    ----------------------
                                            DECEMBER 31, 2001    DATE (1)      2001         2000
                                            -----------------    --------    ---------    ---------
FIXED RATE DEBT
  MORTGAGE LOAN(2)........................        6.76%          10/15/08    $137,321     $140,550
  MORTGAGE LOAN(3)........................        8.00%            9/1/05       8,161        8,272
  MORTGAGE NOTES
     Summit Foxcroft......................        8.00%            4/1/20       2,438        2,519
     Summit Sand Lake.....................        7.88%           2/15/06      13,603       13,990
     Summit Fair Lakes....................        7.82%            7/1/10      48,340       48,340
     Summit Buena Vista...................        6.75%           2/15/07      24,539       24,980
     Summit Belcourt......................        6.75%            1/1/06       9,209        9,386
     Summit Camino Real...................        6.75%            6/1/06      16,213       16,519
     Summit Turtle Rock...................        6.75%           12/1/05      10,431       10,634
     Summit Arboretum.....................        6.75%           12/1/05      19,194       19,567
     Mortgage Notes paid in 2001..........                                         --        8,294
  TAX EXEMPT MORTGAGE NOTE
     Summit Crossing......................        6.95%           11/1/25       3,918        3,985
                                                                             --------     --------
          TOTAL SECURED DEBT..............                                    293,367      307,036
                                                                             --------     --------
  UNSECURED NOTES
     7.87% Medium-Term Notes due 2003.....        7.87%          10/20/03      17,000       17,000
     8.037% Medium-Term Notes due 2005....        8.04%          11/17/05      25,000       25,000
     7.04% Medium-Term Notes due 2006.....        7.04%            5/9/06      25,000           --
     7.59 % Medium-Term Notes due 2009....        7.59%           3/16/09      25,000       25,000
     8.50% Medium-Term Notes due 2010.....        8.50%           7/19/10      10,000       10,000
     7.703% Medium-Term Notes due 2011....        7.70%            5/9/11      35,000           --
     6.80% Notes due 2002.................        6.80%           8/15/02      25,000       25,000
     6.63% Notes due 2003.................        6.63%          12/15/03      30,000       30,000
     6.95% Notes due 2004.................        6.95%           8/15/04      50,000       50,000
     7.20% Notes due 2007.................        7.20%           8/15/07      50,000       50,000
     Bank Note due 2002...................        7.85%            8/3/02      16,000       16,000
     Unsecured Notes paid in 2001.........                                         --       30,000
                                                                             --------     --------
          TOTAL UNSECURED DEBT............                                    308,000      278,000
                                                                             --------     --------
          TOTAL FIXED RATE DEBT...........                                    601,367      585,036
                                                                             --------     --------
VARIABLE RATE DEBT
  UNSECURED CREDIT FACILITY...............     LIBOR + 100        9/26/04      94,000      141,500
  TAX EXEMPT BONDS(4)
     Summit Belmont.......................        3.10%            4/1/07      10,785       11,005
     Summit Pike Creek....................        3.10%           8/15/20      11,408       11,648
  Tax Exempt Bonds paid in 2001...........                                         --       14,710
                                                                             --------     --------
          TOTAL TAX EXEMPT BONDS..........                                     22,193       37,363
                                                                             --------     --------
          TOTAL VARIABLE RATE DEBT........                                    116,193      178,863
                                                                             --------     --------
          TOTAL OUTSTANDING
            INDEBTEDNESS..................                                   $717,560     $763,899
                                                                             ========     ========

(1) All of the secured debt can be prepaid at any time. Prepayment of all secured debt is generally subject to penalty or premium.

(2) Mortgage loan secured by the following communities:

    Summit Ballantyne  Summit Las Palmas    Summit Plantation
    Summit Del Ray     Summit Meadow        Summit St. Clair
    Summit Glen        Summit Norcroft      Summit Windsor
    Summit Highland    Summit on the River

(3) Mortgage Loan secured by the following communities:

    Summit Simsbury
    Summit Touchstone

(4) The tax exempt bonds bear interest at various rates set by a remarketing agent at the demand note index plus 0.50%, set weekly, or the lowest percentage of prime which allows the resale at a price of par. The bonds are enhanced by letters of credit from a financial institution, each of which credit enhancement will terminate prior to the maturity dates of the related bonds. In the event these credit enhancements are not renewed or replaced upon termination, the related loan obligations will be accelerated.

The one-month LIBOR rate as of December 31, 2001 was 1.87%.

Our outstanding indebtedness (excluding our unsecured credit facility which matures in 2004) had an average maturity of 5.6 years as of December 31, 2001. The aggregate annual maturities of all outstanding debt as of December 31, 2001 (excluding our unsecured credit facility which had an outstanding balance of $94.0 million as of December 31, 2001) are as follows (in thousands):

2002.....................................................   $ 47,179
2003.....................................................     53,584
2004.....................................................     57,014
2005.....................................................     66,983
2006.....................................................     65,586
Thereafter...............................................    333,214
                                                            --------
Total....................................................   $623,560
                                                            ========

Of the significant maturities in the above table, $16.0 million relates to the unsecured bank notes that mature in 2002; $25.0 million relates to unsecured medium-term notes due in 2002; $30.0 million relates to unsecured notes due in 2003; $17.0 million relates to unsecured medium-term notes due in 2003; $50.0 million relates to unsecured notes due in 2004; $25.0 million relates to unsecured medium-term notes due in 2005; $35.4 million relates to fixed-rate mortgage notes due in 2005; $25.0 million relates to unsecured medium-term notes due in 2006; and $34.8 million relates to fixed-rate mortgage notes due in 2006.

  Market Risk

Our capital structure includes the use of variable rate and fixed rate debt and, therefore, we are exposed to the impact of changes in interest rates. We generally refinance maturing debt instruments at then-existing market interest rates and terms which may be more or less favorable than the interest rates and terms of the maturing debt. While we have historically had limited involvement with derivative financial instruments, we may utilize such instruments in certain situations to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. We generally do not utilize derivative financial instruments for trading or speculative purposes.

As of December 31, 2001, we had one interest rate swap with a notional amount of $30.0 million, relating to $30.0 million of 6.625% fixed rate notes issued under our MTN program. Under the interest rate swap agreement, through the maturity date of December 15, 2003, (a) we have agreed to pay to the counterparty the interest on a $30.0 million notional amount at a floating interest rate of three-month LIBOR plus 11 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate. The floating rate as of December 31, 2001 was 1.98%. The fair value of the interest rate swap was $1.8 million as of December 31, 2001. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded as a reduction of the related debt instrument. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under FAS 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

The following table provides information about our interest rate swap and other financial instruments that are sensitive to changes in interest rates and should be read in conjunction with the accompanying consolidated financial statements and related notes. For debt, the table presents principal cash flows and related weighted average interest rates in effect as of December 31, 2001 by expected maturity dates. The weighted average interest rates presented in this table for the tax exempt variable rate debt are inclusive of credit enhancement fees. For the interest rate swap, the table presents the notional amount and related weighted average pay rate by year of maturity (dollars in thousands):

                           EXPECTED YEAR OF MATURITY

                                                                                                2001       2000
                               2002      2003       2004      2005      2006     THEREAFTER    TOTAL      TOTAL
                              -------   -------   --------   -------   -------   ----------   --------   --------
FIXED RATE DEBT:
  Conventional fixed rate...  $ 5,648   $ 6,048   $  6,474   $41,436   $40,034    $189,809    $289,449   $303,051
  Average interest rate.....     6.89%     6.89%      6.89%     7.00%     7.09%       7.04%       7.03%      6.86%
  Tax exempt fixed rate.....       71        76         80        87        92       3,512       3,918      3,985
  Average interest rate.....     6.95%     6.95%      6.95%     6.95%     6.95%       6.95%       6.95%      6.95%
  Unsecured fixed rate......   41,000    47,000     50,000    25,000    25,000     120,000     308,000    278,000
  Average interest rate.....     7.21%     7.08%      6.95%     8.04%     7.04%       7.54%       7.33%      7.25%
                              -------   -------   --------   -------   -------    --------    --------   --------
    Total fixed rate debt...   46,719    53,124     56,554    66,523    65,126     313,321     601,367    585,036
    Average interest rate...     7.17%     7.05%      6.94%     7.39%     7.07%       7.23%       7.14%      7.12%
                              -------   -------   --------   -------   -------    --------    --------   --------
VARIABLE RATE DEBT:
  Tax exempt variable
    rate....................      460       460        460       460       460      19,893      22,193     37,363
  Average interest rate.....     4.21%     4.21%      4.21%     4.21%     4.21%       4.21%       4.21%      5.65%
  Variable rate credit
    facility................       --        --     94,000        --        --          --      94,000    141,500
  Average interest rate.....       --        --       4.99%       --        --          --        4.99%      7.20%
                              -------   -------   --------   -------   -------    --------    --------   --------
    Total variable rate
      debt..................      460       460     94,460       460       460      19,893     116,193    178,863
    Average interest rate...     4.21%     4.21%      4.99%     4.21%     4.21%       4.21%       4.84%      6.88%
                              -------   -------   --------   -------   -------    --------    --------   --------
Total debt..................  $47,179   $53,584   $151,014   $66,983   $65,586    $333,214    $717,560   $763,899
Average interest rate.......     7.14%     7.03%      5.72%     7.37%     7.05%       7.05%       6.72%      7.01%
                              =======   =======   ========   =======   =======    ========    ========   ========
INTEREST RATE SWAP:
Pay variable/receive
  fixed.....................            $30,000                                               $ 30,000   $ 30,000
Average pay rate............            3-month                                                3-month    3-month
                                          LIBOR                                                  LIBOR      LIBOR
                                          +0.11%                                                 +0.11%     +0.11%
Receive rate................              6.625%                                                 6.625%     6.625%

We estimate that the fair value of the debt approximates carrying value based upon our effective borrowing rates for issuance of debt with similar terms and remaining maturities.

ACQUISITIONS AND DISPOSITIONS

During the year ended December 31, 2001, we sold one parcel of land and nine communities comprising 2,189 apartment homes for an aggregate sales price of $167.6 million, resulting in an aggregate net gain on sale of $34.4 million. Net proceeds from three of the nine communities, equaling $31.7 million, were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. The parcel of land was located in Richmond, Virginia and the nine communities sold were the former Summit

Palm Lake, Summit Arbors, Summit Radbourne, Summit Lofts, Summit Gateway, Summit Stony Point, Summit Deerfield, Summit Waterford and Summit Walk.

During the year ended December 31, 2001, a joint venture in which we hold a 25% interest, sold a community, the former Summit Station, for $11.9 million. This sale resulted in the recognition by the joint venture of a gain of $1.1 million, of which we recorded $271,000 based on our equity interest.

We acquired no communities during the year ended December 31, 2001.

During the year ended December 31, 2000, we sold seven communities comprising 1,676 apartment homes for an aggregate sales price of $103.9 million, resulting in a gain on sale of $38.5 million. Net proceeds from six of the seven communities, equaling $78.1 million, were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. The communities sold were the former Summit Creekside, Summit Eastchester, Summit Sherwood, Summit Blue Ash, Summit Park, Summit River Crossing and Summit Village.

On August 1, 2000, we exercised our option to purchase our joint venture partner's interest in each of two communities, Summit Sweetwater and Summit Shiloh, both located in Atlanta, Georgia. The acquisition of these two communities added 490 apartment homes to our portfolio at an aggregate purchase price of $36.0 million. The acquisitions were financed with the issuance of 96,455 common units valued, in the aggregate, at $2.2 million and the payment of $33.8 million in cash.

During the year ended December 31, 1999, we sold seven communities comprising 1,518 apartment homes for an aggregate sales price of $76.0 million, resulting in a gain on sale of $17.4 million. Net proceeds from the seven communities, equaling $54.4 million, were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. The communities sold were the former Summit Hampton, Summit Oak, Summit Beacon Ridge, Summit Perico, Summit McIntosh, Summit Heron's Run and Summit East Ridge.

We acquired no communities during the year ended December 31, 1999.

COMMUNITIES BEING MARKETED FOR SALE

As of December 31, 2001, we had one apartment community, Summit Breckenridge, located in Richmond, Virginia, under contract for sale. Summit Breckenridge is expected to be sold during the second quarter of 2002. The sale of Summit Breckenridge is subject to customary closing conditions. The assets of Summit Breckenridge were recorded at the lower of cost or fair value less costs to sell, or $8.0 million, as of December 31, 2001. The property operating income from Summit Breckenridge represented less than 1.5% of our property operating income for the year ended December 31, 2001. Proceeds from the sale of Summit Breckenridge are expected to be used to fund future development.

DEVELOPMENT ACTIVITY

Development communities in process as of December 31, 2001 are summarized as follows (dollars in thousands):

                                                             TOTAL                ESTIMATED   ANTICIPATED
                                               APARTMENT   ESTIMATED   COST TO     COST TO    CONSTRUCTION
COMMUNITY                                        HOMES       COSTS       DATE     COMPLETE     COMPLETION
---------                                      ---------   ---------   --------   ---------   ------------
Summit Grand Parc -- Washington, D.C. .......      105     $ 35,900    $ 25,819    $10,081      Q2 2002
Summit Shiloh II -- Atlanta, GA..............       50        3,900       2,757      1,143      Q2 2002
Summit Brookwood -- Atlanta, GA..............      359       41,500      21,404     20,096      Q4 2002
Summit Valleybrook -- Philadelphia, PA.......      352       37,000      24,246     12,754      Q1 2003
Summit Roosevelt -- Washington, D.C. ........      198       49,600      19,343     30,257      Q3 2003
Summit Stockbridge -- Atlanta, GA............      304       23,600       2,543     21,057      Q4 2003
Other development and construction
  costs(1)...................................       --           --      46,242         --
                                                 -----     --------    --------    -------
Totals.......................................    1,368     $191,500    $142,354    $95,388
                                                 =====     ========    ========    =======

(1) Consists primarily of land held for development and other pre-development costs.

The estimated cost to complete the development communities listed above of $95.4 million, as well as our commitment to purchase Summit Brickell for an estimated price ranging from $50.5 million to $60.0 million (see the section entitled "Commitments and Contingencies" below), represent substantially all of our material commitments for capital expenditures as of December 31, 2001.

  Factors Affecting the Performance of Our Development Communities

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

In addition, we are conducting feasibility and other pre-development work for five communities. We could abandon the development of any one or more of these potential communities in the event that we determine that market conditions do not support development, financing is not available on favorable terms or at all, or we are unable to obtain necessary permits and authorizations, or due to other circumstances which may prevent development. During 2001, we wrote off pursuit costs associated with several potential communities and increased our reserve for pursuit projects by $900,000 in anticipation of abandoning three additional projects. There can be no assurance that, if we do pursue one or more potential communities, that we will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.

AMERICANS WITH DISABILITIES ACT AND SIMILAR LAWS

Under the Americans with Disabilities Act, all places of public accommodation are required to meet federal requirements related to access and use by disabled persons. We believe that our communities are substantially in compliance with present requirements of the Americans with Disabilities Act as they apply to multifamily dwellings. A number of additional federal, state and local laws exist or may be imposed which also may require modifications to our communities or regulate certain further renovations with respect to access by disabled persons. The ultimate amount of the cost of compliance with the Americans with Disabilities Act or related legislation is not currently ascertainable, and while these costs are not expected to have a material effect on us, they could be substantial. Limitations or restrictions on the completion of renovations may limit application of our investment strategy in particular instances or reduce overall returns on our investments.

INFLATION

Substantially all of the leases at our communities are for a term of one year or less. The short-term nature of these leases generally serves to reduce the risk of the adverse effect of inflation.

COMMITMENTS AND CONTINGENCIES

On January 19, 2000, we entered into a real estate purchase agreement with a third-party real estate developer. Under the terms of the agreement, we have agreed to purchase upon completion a "Class A" mixed-use community, which will be called Summit Brickell, and is located in Miami, Florida. We will purchase Summit Brickell upon the earlier of one year after construction completion or the achievement of 80% occupancy. We may extend this closing obligation for six months after the initial purchase period. We expect to close on the purchase of Summit Brickell during late 2002 or in 2003. The final purchase price will be determined based on actual construction costs plus a bonus to the developer based on the capitalized income of the property at the time of purchase. The purchase price is expected to range from $50.5 million to $60.0 million. The purchase of Summit Brickell is subject to customary closing conditions. We have issued a letter of credit in the amount of $13.0 million, which will serve as a credit enhancement to the developer's construction loan. In the event that any amount under the letter of credit is drawn upon, we shall be treated as having issued a loan to the developer in the amount of such draw. Any such loan will accrue interest at a rate of eighteen percent (18%) per annum.

Summit has employment agreements with two of its former executive officers, both of whom resigned from such executive positions, but who remain as employees and have agreed to provide various services to Summit from time to time over the next ten years. Each employment agreement requires that Summit pay to the former officers a base salary aggregating up to $2.1 million over the period from July 1, 2001 to December 31, 2011. Either party can terminate the employment agreements, effective 20 business days after written notice is given. The full base salary amount due shall be payable through 2011 whether or not the agreements are terminated earlier in accordance with their terms.

FUNDS FROM OPERATIONS

We consider Funds From Operations ("FFO") to be an appropriate measure of performance of an equity REIT. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO, as defined by NAREIT, represents net income (loss) excluding gains or losses from sales of property, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with GAAP. Funds Available for Distribution ("FAD") is defined as FFO less capital expenditures funded by operations (recurring capital expenditures). Our methodology for calculating FFO and FAD may differ from the methodology for calculating FFO and FAD utilized by other real estate companies, and accordingly, may not be comparable to other real estate companies. FFO and FAD do not represent amounts available for management's discretionary use because of needed capital expenditures or expansion, debt service obligations, property acquisitions, development, dividends and distributions or other commitments and uncertainties. FFO and FAD should not be considered as alternatives to net income (determined in accordance with GAAP) as an indication of our financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. We believe FFO and FAD are helpful to investors as measures of our performance because, along with cash flows from operating activities, financing activities and investing activities, they provide investors with an understanding of our ability to incur and service debt and make capital expenditures.

Funds from Operations and Funds Available for Distribution are calculated as follows (dollars in thousands):

                                                         2001           2000           1999
                                                      -----------    -----------    -----------
Income available to common unitholders..............  $    64,896    $    74,394    $    53,062
Extraordinary items -- Management Company...........           --             30             --
Gain on sale of real estate assets..................      (34,435)       (38,510)       (17,427)
Gain on sale of real estate assets -- joint
  ventures..........................................         (271)            --             --
Gain on sale of real estate assets -- Management
  Company...........................................           --           (238)            --
                                                      -----------    -----------    -----------
Adjusted income.....................................       30,190         35,676         35,635
Depreciation:
  Real estate assets................................       38,746         36,383         34,324
  Real estate joint venture.........................        1,231          1,283            748
                                                      -----------    -----------    -----------
Funds from Operations...............................       70,167         73,342         70,707
Recurring capital expenditures(1)...................       (4,889)        (5,371)        (6,357)
                                                      -----------    -----------    -----------
Funds Available for Distribution....................  $    65,278    $    67,971    $    64,350
                                                      ===========    ===========    ===========
Non-recurring capital expenditures(2)...............  $    (4,588)   $    (2,965)   $    (5,348)
                                                      ===========    ===========    ===========
Cash flow provided by (used in):
  Operating activities..............................  $    78,966    $    83,388    $    65,719
  Investing activities..............................        6,177       (118,197)       (39,751)
  Financing activities..............................      (86,477)        33,827        (24,675)
Weighted average units outstanding -- basic.........   30,795,910     30,696,729     32,134,646
                                                      ===========    ===========    ===========
Weighted average units outstanding -- diluted.......   31,106,137     30,897,346     32,205,637
                                                      ===========    ===========    ===========

(1) Recurring capital expenditures are expected to be funded from operations and consist primarily of exterior painting, new appliances, vinyl, blinds, tile, wallpaper and carpet. In contrast, non-recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities and are, therefore, not included in the calculation of FAD.

(2) Non-recurring capital expenditures for the years ended December 31, 2001 and 2000 primarily consisted of major renovations and upgrades of apartment homes in the amounts of $749,000 in 2001 and $643,000 in 2000; $157,000 in
    2001 and $74,000 in 2000 for access gates and security fences; $1.7 million in 2001 and $1.7 million in 2000 in other revenue enhancement expenditures and $1.3 million in alternative landscaping mulch in 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk" beginning on page 29 of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are contained on the pages indicated on the Index to Financial Statements on page 56 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Operating Partnership is managed by Summit, in its capacity as the general partner of the Operating Partnership. Consequently, the Operating Partnership has no directors or executive officers. This Item 10 reflects information with respect to the directors and executive officers of Summit.

DIRECTORS

  Terms Expiring in 2002

STEVEN R. LEBLANC. Mr. LeBlanc is the President, Chief Executive Officer and a director of Summit. He has been the President and a director since July 1998 and the Chief Executive Officer since July 2001. Mr. LeBlanc held the position of Chief Operating Officer from July 1998 to July 2001. Prior to joining Summit, Mr. LeBlanc served as President of Urban Growth Property Trust from 1997 to 1998 where he developed the company's strategic business plan, orchestrated the transition to REIT status and initiated over $200 million in acquisitions and developments. From 1992 to 1997, Mr. LeBlanc served in a number of senior management positions with Archstone Communities and the Security Capital Group where he implemented a fully-integrated, operating company strategy focused on long-term sustainable cash flow growth. While at these companies, he was responsible for the acquisition and development of 11,000 apartment homes and the purchase of land for an additional 10,000 apartment homes. From 1984 to 1992, Mr. LeBlanc was a partner and Senior Vice President with Lincoln Property Company where he was a member of the senior management team and was responsible for the management of 17,000 apartments, as well as the firm's acquisition and development activities throughout Texas and the Northeast. Mr. LeBlanc is a member of the Board of Directors of the National Multifamily Council and a member of the Urban Land Institute. Mr. LeBlanc is 44 years old.

NELSON SCHWAB III. Mr. Schwab has been a director of Summit since 1994. He has been a Managing Director of Carousel Capital, a merchant-banking firm based in Charlotte, North Carolina specializing in middle market acquisitions, since 1996. Mr. Schwab served as Chairman and Chief Executive Officer of Paramount Parks from 1992 to 1995. Mr. Schwab is a member of the Boards of Directors of Silver Dollar City, Inc., Griffin Corporation, Childrens First, Simpson Performance Products and Burlington Industries. Mr. Schwab previously served as the Chairman of the Carolinas Partnership, the Charlotte Chamber of Commerce and the North Carolina Blumenthal Performing Arts Center. He is currently a member of the Board of Trustees of the University of North Carolina at Chapel Hill. Mr. Schwab is 57 years old.

  Terms Expiring in 2003

JAMES M. ALLWIN. Mr. Allwin has been a director of Summit since 1999. Mr. Allwin is President of Aetos Capital, an independent investment management firm. Prior to January 1, 1999, he was head of the investment management business of Morgan Stanley Dean Witter, which included Morgan Stanley Asset Management, Miller Anderson & Sherrerd and the firm's Private Equity Funds: Capital Partners, Venture Capital and Real Estate. He was a member of the Morgan Stanley Dean Witter Management Committee. Mr. Allwin joined Morgan Stanley in 1976, and during the course of his career, he also worked in areas such as corporate finance, mergers and acquisitions and real estate. He is a graduate of Yale University, where he currently serves as a member of the Investment Committee, and a graduate of the Amos Tuck School of Business Administration at Dartmouth College, where he is a member of the Board of Overseers. He is a member of the Investment Advisory Committee of the Howard Hughes Medical Institute, the Chairman's Council of the Museum of Modern Art in New York and the Board of Directors of The National Mentoring Partnership. He is also Chairman of both the Board of Trustees of Greenwich Academy and the Board of Directors of Communities In Schools, Inc., the nation's largest non-profit stay-in-school program. Mr. Allwin is 49 years old.

WILLIAM B. MCGUIRE, JR. Mr. McGuire is Co-Chairman of the Board of Directors of Summit. He has served as Co-Chairman of the Board since December 1999 and formerly served as Chairman of the Board from 1994 to December 1999. Prior to the formation of Summit, Mr. McGuire served as a senior partner of the predecessor to Summit and as a general partner of each of the partnerships which transferred multifamily apartment communities to Summit when it was formed. Mr. McGuire founded the predecessor to Summit in 1972. Mr. McGuire also founded McGuire Properties, Inc., a real estate brokerage firm in 1972. Mr. McGuire acts as a consultant to Spectrum Properties Inc., a company engaged in office management development and leasing, and IQMAX, a newly organized venture capital company. He has been active in the following professional and community organizations: Residential, Multifamily and Urban Development Mixed Use Councils of the Urban Land Institute; Charlotte Advisory Board of NationsBank of North Carolina, N.A.; and The Charlotte City Club, serving on its Board of Governors and as President. He was a trustee of the North Carolina Nature Conservancy; a founder and director of Habitat for Humanity of Charlotte; and the founder and President of The Neighborhood Medical Clinic. Mr. McGuire is 57 years old.

WILLIAM F. PAULSEN. Mr. Paulsen is Co-Chairman of the Board of Directors of Summit. He has held the position of Co-Chairman of the Board since December 1999 and formerly held the position of Chief Executive Officer from 1994 until July 2001. Mr. Paulsen has been a director of Summit since 1994. Prior to the formation of Summit, Mr. Paulsen was a senior partner and the Chief Executive Officer of the predecessor to Summit and a general partner of each of the partnerships which transferred multifamily apartment communities to Summit when it was formed. Mr. Paulsen joined the predecessor to Summit in 1981. He was selected as North Carolina Entrepreneur of the Year in 1991. In addition to his responsibilities with Summit, Mr. Paulsen is a full member and Residential Council member of the Urban Land Institute. Until December 2000, he also was a member of the Board of Directors of The Beach Company, a private real estate developer in Charleston, South Carolina. Mr. Paulsen is a trustee of The Asheville School. He also served as a Vice President of the Charlotte Apartment Association. Mr. Paulsen is 55 years old.

  Terms Expiring in 2004

HENRY H. FISHKIND. Dr. Fishkind has been a director of Summit since 1994. He is the President of Fishkind & Associates, Inc., a private economic and financial consulting firm based in Orlando, Florida that he founded in 1987. Dr. Fishkind is serving as a member of the Florida Governor's Economic Advisory Board for a term from 2000 to 2002. He also served on this Economic Advisory Board from 1979 to 1981. Dr. Fishkind is 52 years old.

JAMES H. HANCE, JR. Mr. Hance has been a director of Summit since 1994. Mr. Hance is Vice Chairman and Chief Financial Officer of Bank of America and a member of such corporation's Board of Directors. He is responsible for the corporation's Finance Group, comprising the finance, accounting and control functions, and for Treasury, including balance sheet management. He also is responsible for Principal Investing, the corporation's e-Commerce initiatives, Investor Relations, the Legal Department, Corporate Strategy and Management Services, which provides for its real estate needs. The global payment business, which provides depository and treasury services to customers worldwide, also reports to Mr. Hance. Mr. Hance, a certified public accountant, spent 17 years with the Price Waterhouse accounting firm (now PricewaterhouseCoopers) in Philadelphia and Charlotte. For six years, he was a partner in the Charlotte office and served as the audit partner responsible for the firm's relationship with NCNB Corporation (predecessor to NationsBank and Bank of America). From August 1985 until December 1986, he was Chairman and co-owner of Consolidated Coin Caterers Corp. in Charlotte. He joined NCNB Corporation in March 1987. Mr. Hance is a member of the Board of Directors of Caraustar Industries Inc., Family Dollar Stores Inc. and Lance Inc. He is a trustee of Washington University in St. Louis and is a member of Washington University's National Council for the John M. Olin School of Business. He is a member of the Board of Visitors of Duke University Fuqua School of Business and Chairman of the Board of Trustees of the North Carolina Blumenthal Performing Arts Center. In addition, he is a member of the Boards of The United Negro College Fund and The Foundation for the University of North Carolina at Charlotte, a member of the Society of International Business Fellows and a director of the ACE Guaranty RE and ACE Capital RE Corporation. Mr. Hance is 57 years old.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

MICHAEL L. SCHWARZ. Mr. Schwarz has been an Executive Vice President of Summit since 1994 and the Chief Operating Officer of Summit since December 2001. He served as the Chief Financial Officer of Summit from 1994 to December 2001. Prior to joining Summit, Mr. Schwarz served as co-founder, Senior Vice President and Chief Financial Officer of Industrial Developments International, Inc., or IDI, a developer of industrial real estate. While at IDI, Mr. Schwarz was responsible for the company's capital markets activities, accounting operations, and information technology efforts. In this capacity, Mr. Schwarz arranged over $500 million in financing including IDI's initial capitalization. Mr. Schwarz is responsible for Summit's property operations and investment activities. He is a certified public accountant. Mr. Schwarz served as the Chairman of the Board of The Study Hall of Emmaus House, a non-profit educational facility serving inner-city youths. Mr. Schwarz also sits on the Long Term Planning Committee of St. Patrick's School and the Boards of the MACS Education Foundation and The Beach Company, a private real estate developer in Charleston, South Carolina. Mr. Schwarz is 41 years old.

DOUGLAS E. BROUT. Mr. Brout has been Executive Vice President of Investments of Summit since December 2001. Since joining Summit in 1996, Mr. Brout has been responsible for Summit's Acquisitions, Dispositions, Joint Ventures and Development Pre-Sales group. During his tenure with Summit, he has facilitated in excess of $1 billion in investment activity. The additional responsibilities for all of Summit's development operations have recently been included in Mr. Brout's department. Mr. Brout brings to Summit over 20 years of experience fostered in diverse segments of the commercial real estate and finance industry. Prior to joining Summit, he worked for: Bear Stearns & Co. as a vice president specializing in Real Estate Investment Banking and Commercial Mortgage Securitization; Sentinel Real Estate Corp. as a vice president, where he was responsible for multifamily acquisitions throughout much of the United States; and The Related Companies of New York, where he was also a vice president handling numerous types of multifamily transactions. Mr. Brout is a member of the Board of Directors of the National Multi Housing Council. Mr. Brout is 42 years old.

RANDALL M. ELL. Mr. Ell has been the Executive Vice President of Property Operations of Summit and President of Summit Management Company since June 2000. He is responsible for all property management operations of Summit's communities, comprising over 17,000 apartment homes. From 1992 until June 2000, Mr. Ell was a Regional Vice President of Summit. Prior to joining Summit in 1992, Mr. Ell was employed by R&B Apartment Management, located in Northern Virginia, in the capacity of Regional Vice President. Mr. Ell is 44 years old.

GREGG D. ADZEMA. Mr. Adzema has been Executive Vice President and Chief Financial Officer of Summit since December 2001. In this capacity, he is responsible for overseeing Summit's capital markets, finance, accounting, benefits, investor relations, public relations and market research activities. From September 1996 to December 2001, Mr. Adzema held several finance positions with Summit, most recently Senior Vice President of Finance and Accounting. Prior to joining Summit in September 1996, Mr. Adzema was employed by Arthur Andersen Real Estate Advisory Services in Washington, D.C. He is a member of the Urban Land Institute. Mr. Adzema is 36 years old.

KEITH L. DOWNEY. Mr. Downey has been Executive Vice President of Construction of Summit since February 2002 and President of the Construction Company since 1996. Mr. Downey joined Summit in 1985 as Development Manager responsible for development opportunities in the Tampa Bay area. In 1989, Mr. Downey assisted in the formation of the Construction Company, which at that time was a general contracting operation responsible for the construction of all of Summit's communities in Florida. Since 1996, Mr. Downey has been responsible for the construction operations across Summit's entire portfolio, and has been directly involved in the development and construction of over 8,000 apartment homes in 35 communities. Prior to joining Summit, Mr. Downey was Vice President for The Calibre Companies in Atlanta, Georgia from 1980 to 1984, where he worked in a similar development/construction role. From 1975 to 1979, Mr. Downey was a construction superintendent, project manager and partner in developing and constructing single family homes in Atlanta. Mr. Downey is 49 years old.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires Summit's executive officers and directors, and persons who are beneficial owners of more than 10% of a registered class of the Operating Partnership's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us by the executive officers, directors and greater than 10% beneficial owners, all Section 16(a) filing requirements were satisfied during 2001, except Mr. McGuire included in a Form 5 two transactions inadvertently omitted from a past Form 5 filing, each of Messrs. Paulsen and LeBlanc included in a Form 5 a transaction inadvertently omitted from a past Form 5 filing, and Mr. Ell inadvertently filed a Form 4 late.

ITEM 11.  EXECUTIVE COMPENSATION

The Operating Partnership is managed by Summit, in its capacity as the general partner of the Operating Partnership. Consequently, the Operating Partnership has no directors or executive officers and pays no compensation. This Item 11 reflects compensation paid to the directors and executive officers of Summit.

DIRECTOR COMPENSATION

During 2001, directors of Summit who were also employees received no additional compensation for their services as directors. Non-employee directors of Summit, or the Independent Directors, received an annual director's fee of $22,000 in 2001. Each Independent Director also received $1,000 for each regular meeting of the Board of Directors attended, $1,000 for each special meeting of the Board of Directors attended, $250 for each committee meeting attended if held concurrently with a regular or special meeting of the Board of Directors and $500 for each committee meeting attended if not held concurrently with a regular or special meeting of the Board of Directors. Under Summit's 1994 Stock Option and Incentive Plan, or the 1994 Stock Plan, following each annual meeting of stockholders, each Independent Director receives a non-qualified stock option, exercisable upon grant, to purchase 2,000 shares of common stock at a price equal to the market price of the common stock on the date of grant. Each Independent Director also received a non-qualified stock option to purchase an additional 3,000 shares of common stock on May 15, 2001 at a price equal to the market price of the common stock on the date of grant. See this Item 11, "-- Employment and Noncompetition Agreements," and Item 13, "Certain Relationships and Transactions with Management -- Certain Business Relationships and Transactions with Management" for additional information.

EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth the cash and non-cash compensation awarded to:

- each of the two individuals who served as Chief Executive Officer of Summit in 2001;

- each of the four other most highly compensated executive officers of Summit who were serving as executive officers at the end of 2001; and

- one individual who would have been among these four most highly compensated executive officers had he been an executive officer of Summit at the end of 2001.

We refer to these individuals as the "named executive officers" throughout Part III of this report.

                           SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM
                                                                      COMPENSATION AWARDS
                                                           -----------------------------------------
                                            ANNUAL                                       LONG-TERM
                                         COMPENSATION      RESTRICTED     SECURITIES     INCENTIVE
                                       -----------------     STOCK        UNDERLYING       PLAN           ALL OTHER
                                       SALARY     BONUS      AWARDS        OPTIONS       ("LTIP")        COMPENSATION
NAME AND PRINCIPAL POSITION     YEAR   ($)(1)      ($)       ($)(2)          (#)       PAYOUTS($)(3)        ($)(4)
---------------------------     ----   -------   -------   ----------     ----------   -------------     ------------
William F. Paulsen(5).........  2001   330,000        --         --         19,000        542,641(6)        4,416
  Former Chief Executive
  Officer                       2000   315,000   219,770         --             --             --           3,591
                                1999   300,000   150,000     30,009(7)     150,000             --           3,840
Steven R. LeBlanc(8)..........  2001   425,000        --         --         24,000        661,430(9)        4,204
  President and                 2000   294,000   205,119         --             --             --           3,831
  Chief Executive Officer       1999   280,000   140,000     28,014(10)    150,000             --           3,840
Michael L. Schwarz............  2001   320,000    64,000         --         19,000        390,595(11)       4,420
  Executive Vice President      2000   236,000   182,683         --             --             --           3,831
  and Chief Operating Officer   1999   225,000   157,500         --        120,000             --           3,840
Douglas E. Brout(12)..........  2001   215,000   122,980      5,797(13)    100,000         46,779(14)       4,416
  Executive Vice President of
  Investments
Randall M. Ell(15)............  2001   215,000    33,110         --         13,000         58,487(16)       4,416
  Executive Vice President of   2000   180,726    70,397         --         96,000             --           4,710
  Property Operations and
  President of Summit
  Management Company
Gregg D. Adzema(17)...........  2001   175,000    30,420         --         50,000         39,775(18)       4,416
  Executive Vice President and
  Chief Financial Officer
Robert R. Kilroy(19)..........  2001   215,000    86,000         --         13,000             --           4,443(20)
  Former Executive Vice         2000   157,832   139,537         --        125,000             --              --
  President of Development

 (1) Includes amounts deferred under Summit's 401(k) plan. Under the plan, employees generally are permitted to invest up to 17% of their salary on a pre-tax basis, subject to a statutory maximum.

 (2) As of December 31, 2001, (a) Mr. Paulsen held a total of 11,396 unvested shares of restricted stock valued at $285,128, (b) Mr. LeBlanc held a total of 13,667 unvested shares of restricted stock valued at $341,948, (c) Mr. Schwarz held a total of 7,640 unvested shares of restricted stock valued at $191,153, (d) Mr. Brout held a total of 2,500 unvested shares of restricted stock valued at $62,550, (e) Mr. Ell held a total of 1,144 unvested shares of restricted stock valued at $28,623, (f) Mr. Adzema held a total of 3,978 unvested shares of restricted stock valued at $99,530, and (g) Mr. Kilroy held no unvested shares of restricted stock. The values as of December 31, 2001 set forth in this footnote 2 and the other footnotes in this Summary Compensation Table are based on a closing price of $25.02 per share of Summit's common stock on that date.

 (3) Pursuant to performance stock award agreements dated January 2, 1998 (except with respect to Mr. LeBlanc, whose performance stock award agreement was dated July 2, 1998) issued under the 1994 Stock Plan, each named executive officer, other than Mr. Kilroy, had the opportunity to earn up to 225% of a target number of performance shares of common stock based upon Summit's average annual total return (share appreciation and distributions) from the date of the applicable performance stock award agreement to January 2, 2001. The amounts listed in the table above reflect the value of the actual number of performance shares received by each named executive officer based on the closing price of $25.5625 per share of Summit's common stock on January 2, 2001, the date of payout.

 (4) Amounts represent matching contributions made by Summit to the named executive officer's account under Summit's 401(k) plan.

 (5) Mr. Paulsen served as Chief Executive Officer of Summit from 1994 until July 1, 2001.

 (6) Mr. Paulsen received 21,228 shares of common stock on January 2, 2001 under his 1998 performance stock award agreement. One-half of these shares vested on such date, with the remaining shares vesting in two equal annual installments beginning in January 2002 (the value of the vested and unvested shares as of December 31, 2001 was $531,125). Dividends are paid on all such shares.

 (7) Pursuant to a Summit policy which requires any cash bonus earned in excess of 50% of base salary to be paid in the form of common stock, Mr. Paulsen received an award of 1,564 shares of restricted stock on January 20, 2000 under the 1994 Stock Plan that vests in two equal annual installments beginning in January 2001 (the value of the vested and unvested shares of such restricted stock as of December 31, 2001 was $39,131). Dividends are paid on all such shares of restricted stock.

 (8) Mr. LeBlanc was promoted to the Chief Executive Officer position with Summit on July 1, 2001.

 (9) Mr. LeBlanc received 25,875 shares of common stock on January 2, 2001 under his 1998 performance stock award agreement. One-half of these shares vested on such date, with the remaining shares vesting in two equal annual installments beginning in January 2002 (the value of the vested and unvested shares as of December 31, 2001 was $647,393). Dividends are paid on all such shares.

(10) Pursuant to a Summit policy which requires any cash bonus earned in excess of 50% of base salary to be paid in the form of common stock, Mr. LeBlanc received an award of 1,460 shares of restricted stock on January 20, 2000 under the 1994 Stock Plan that vests in two equal annual installments beginning in January 2001 (the value of the vested and unvested shares of such restricted stock as of December 31, 2001 was $36,529). Dividends are paid on all such shares of restricted stock.

(11) Mr. Schwarz received 15,280 shares of common stock on January 2, 2001 under his 1998 performance stock award agreement. One-half of these shares vested on such date, with the remaining shares vesting in two equal annual installments beginning in January 2002 (the value of the vested and unvested shares as of December 31, 2001 was $382,306). Dividends are paid on all such shares.

(12) Mr. Brout was promoted to an executive officer position with Summit on December 20, 2001.

(13) Mr. Brout received 250 shares of restricted stock on January 17, 2001 under the 1994 Stock Plan which vest in three equal annual installments beginning on such date (the value of the vested and unvested shares of such restricted stock as of December 31, 2001 was $6,255). Dividends are paid on all such shares of restricted stock.

(14) Mr. Brout received 1,830 shares of common stock on January 2, 2001 under his 1998 performance stock award agreement. One-half of these shares vested on such date, with the remaining shares vesting in two equal annual installments beginning in January 2002 (the value of the vested and unvested shares as of December 31, 2001 was $45,787). Dividends are paid on all such shares.

(15) Mr. Ell was promoted to an executive officer position with Summit on June 1, 2000.

(16) Mr. Ell received 2,288 shares of common stock on January 2, 2001 under his 1998 performance stock award agreement. One-half of these shares vested on such date, with the remaining shares vesting in two equal annual installments beginning in January 2002 (the value of the vested and unvested shares as of December 31, 2001 was $57,246). Dividends are paid on all such shares.

(17) Mr. Adzema was promoted to an executive officer position with Summit on December 20, 2001.

(18) Mr. Adzema received 1,556 shares of common stock on January 2, 2001 under his 1998 performance stock award agreement. One-half of these shares vested on such date, with the remaining shares vesting in two equal annual installments beginning in January 2002 (the value of the vested and unvested shares as of December 31, 2001 was $38,931). Dividends are paid on all such shares.

(19) Mr. Kilroy was an executive officer of Summit from March 1, 2000 to December 15, 2001.

(20) Mr. Kilroy is entitled to receive certain severance payments as a result of the termination of his employment with Summit. See this Item 11, "--Employment and Noncompetition Agreements" for additional information.

Option Grants in Fiscal Year 2001. The following table sets forth the options granted with respect to the fiscal year ended December 31, 2001 to the named executive officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                              INDIVIDUAL GRANTS                      POTENTIAL REALIZABLE
                            ------------------------------------------------------     VALUE AT ASSUMED
                            NUMBER OF      PERCENT OF                                ANNUAL RATES OF STOCK
                            SECURITIES   TOTAL OPTIONS                                PRICE APPRECIATION
                            UNDERLYING      GRANTED       EXERCISE OR                 FOR OPTION TERM(2)
                             OPTIONS      TO EMPLOYEES    BASE PRICE    EXPIRATION   ---------------------
NAME                        GRANTED(1)   IN FISCAL YEAR     ($/SH)         DATE       5% ($)      10% ($)
----                        ----------   --------------   -----------   ----------   ---------   ---------
William F. Paulsen........    19,000          7.60%         24.5625       1/9/11       293,497     743,780
Steven R. LeBlanc.........    24,000          9.60%         24.5625       1/9/11       370,733     939,511
Michael L. Schwarz........    19,000          7.60%         24.5625       1/9/11       293,497     743,780
Douglas E. Brout..........   100,000         40.00%         24.5625       1/9/11     1,544,722   3,914,630
Randall M. Ell............    13,000          5.20%         24.5625       1/9/11       200,814     508,902
Gregg D. Adzema...........    50,000         20.00%         24.5625       1/9/11       772,361   1,957,315
Robert R. Kilroy..........    13,000          5.20%         24.5625       1/9/11       200,814     508,902

(1) These options vest in five equal annual installments beginning on January 9, 2001, the date of grant of such options.

(2) The options will only have value if they are exercised, and that value will depend entirely on the share price on the exercise date. Potential realizable values are based on assumed compound annual appreciation rates specified by the Securities and Exchange Commission. These increases in value are based on speculative assumptions and are not intended to forecast possible future appreciation, if any, of Summit's stock price.

Option Exercises and Year-End Holdings. The following table sets forth the aggregate number of options to purchase shares of Summit common stock exercised in 2001 and the value of options to purchase shares of common stock held on December 31, 2001 by the named executive officers.

              AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2001 AND
                       FISCAL YEAR-END 2001 OPTION VALUES

                           SHARES                          NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                          ACQUIRED                        UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                         ON EXERCISE      VALUE       OPTIONS AT FISCAL YEAR-END (#)   AT FISCAL YEAR-END ($)(1)
NAME                         (#)       REALIZED ($)     EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
----                     -----------   ------------   ------------------------------   -------------------------
William F. Paulsen.....        --             --              133,800/75,200                 936,214/469,404
Steven R. LeBlanc......        --             --             234,800/114,200               1,521,171/677,559
Michael L. Schwarz.....        --             --              105,800/63,200                 793,379/376,914
Douglas E. Brout.......        --             --               20,000/84,800                    9,150/77,496
Randall M. Ell.........    12,963         91,769               45,800/71,200                 182,054/241,974
Gregg D. Adzema........        --             --               10,000/42,400                    4,575/38,748
Robert R. Kilroy.......        --             --               52,600/85,400                 311,565/470,321

(1) Based on a closing price of $25.02 per share of common stock on December 31, 2001, the last 2001 trading day for Summit's common stock.

Long-Term Incentive Plans. The following table sets forth each award made to the named executive officers in the last completed fiscal year under any long-term incentive plan.

                      LONG-TERM INCENTIVE PLANS -- AWARDS
                              IN LAST FISCAL YEAR

                                                               NUMBER OF        PERFORMANCE OR
                                                                SHARES,       OTHER PERIOD UNTIL
                                                               UNITS OR         MATURATION OR
NAME                                                        OTHER RIGHTS(#)         PAYOUT
----                                                        ---------------   ------------------
William F. Paulsen........................................      12,400        December 31, 2003
Steven R. LeBlanc.........................................      16,000        December 31, 2003
Michael L. Schwarz........................................      12,000        December 31, 2003
Douglas E. Brout..........................................       2,500        December 31, 2003
Randall M. Ell............................................       8,000        December 31, 2003
Gregg D. Adzema...........................................          --                       --
Robert R. Kilroy..........................................       8,000        December 31, 2003

This table identifies the target number of performance shares of common stock which is the subject of a performance stock award agreement, dated February 23, 2001, issued under the 1994 Stock Plan to each named executive officer. Pursuant to a performance stock award agreement, an executive officer has the opportunity to earn up to 150% of his target amount of performance shares listed above; however, the executive officer has no right to vote, receive dividends or transfer the performance shares until shares of common stock are issued. The number of shares of common stock that the executive officer will be entitled to receive under his performance stock award agreement will be calculated based upon the average annual total return (share appreciation and distributions) of Summit's common stock from January 1, 2001 to December 31, 2003 as compared to the average annual total returns of Summit's peers included in the National Association of Real Estate Investment Trust's All REIT Index for Apartments during the same period, as follows (with linear interpolation between points):

If the ranking of Summit's average annual total return among the average annual total returns of the NAREIT peer group
  is:.......................................................  0-24.9%   25-49.9%    50-74.9%
                                                                  75%+
The executive will receive shares of Summit common stock
  equal to his target number of performance shares
  multiplied by the following payment percentage:...........       0%   25-49.9%     50-150%
                                                                 150%

Thus, at a minimum, Summit's average annual total return must rank within the second quartile before any shares of common stock will be issued.

Under the performance stock award agreements, 50% of any shares of common stock to which an executive officer may be entitled at the end of the three-year measurement period will vest on January 1, 2004; 25% will vest on the first anniversary of such date; and the remaining 25% will vest on the second anniversary of such date. The executive officer's rights to any shares of common stock to which such executive may be entitled will also fully vest upon the executive's death or disability or upon a "change in control."

EMPLOYMENT AND NONCOMPETITION AGREEMENTS

Summit has entered into employment agreements with the named executive officers. Summit entered into an amended and restated employment agreement with Mr. Paulsen on April 3, 2001, with a term which expires on December 31, 2011. The employment agreement with Mr. LeBlanc had an original term which would have expired on July 1, 2001; however, on December 11, 2000, Summit and Mr. LeBlanc entered into a new employment agreement with a term through July 1, 2004, with such employment agreement automatically extending thereafter for consecutive one-year terms unless otherwise terminated in accordance with its terms. The employment agreement with Mr. Schwarz had an original term through February 16, 1996 and, thereafter, automatically continues until otherwise terminated in accordance with its terms. The respective employment agreements with Messrs. Brout, Ell and Adzema continue until either party gives advance notice to the other terminating the employment relationship, which notice may be given without cause and for any or no reason.

Each employment agreement, except for that of Mr. Paulsen, provides that the executive officer's base salary will be reviewed on an annual basis and may be increased or decreased, subject to the limitation that the base salary of Mr. LeBlanc may not be decreased below $410,000. Mr. Paulsen's employment agreement provides that Mr. Paulsen's annual base salary, effective as of January 1, 2002 and for the balance of the term of such agreement, will be $200,000 unless Mr. Paulsen ceases to be an employee member of the Board of Directors of Summit, in which case his annual base salary will be reduced to $175,000. Under his employment agreement, Mr. Paulsen is not required to devote his full time to Summit's business. The employment agreements also provide that the executive officers will be paid such other amounts as the Compensation Committee, in its discretion, determines to award.

The employment agreement with Mr. Paulsen provides for certain severance benefits. If Mr. Paulsen's employment is terminated by Summit or Mr. Paulsen for any or no reason prior to the expiration of the term of the agreement, Mr. Paulsen will be entitled to receive his base salary for the remainder of the term. In addition, all stock options and restricted stock held by Mr. Paulsen will become fully vested upon such termination and, subject to the terms of the 1994 Stock Plan, all such stock options will remain outstanding for the remainder of their original terms. Under such circumstances, any loan from Summit to Mr. Paulsen pursuant to Summit's employee loan program will continue in place for the remainder of its term.

The employment agreement with Mr. LeBlanc also provides for certain severance benefits. If LeBlanc's employment is terminated by either Summit without "cause" or by Mr. LeBlanc for "cause" (each as defined in his employment agreement) during the original term or any extended term of his employment agreement, Mr. LeBlanc will be entitled to receive his base salary, as in effect on the date of termination, for the period ending on the later of July 1, 2004 or the first anniversary of the date of termination. Under such circumstances, Mr. LeBlanc also will be entitled to receive an amount equal to the bonus paid to him in the calendar year immediately preceding such termination of his employment with Summit. Upon the termination of Mr. LeBlanc's employment by reason of death or disability, his estate or he, as the case may be, will be entitled to receive payments equal to (a) his base salary, as in effect on the date of termination, through the period ending on the later of July 1, 2004 or the first anniversary of the date of termination, plus (b) an amount equal to the bonus paid to him in the calendar year immediately preceding such termination, except that in the case of termination by reason of disability the amount of such payments will be offset by the proceeds of any disability plan awards provided by Summit. The employment agreement with Mr. LeBlanc provides that if his employment is terminated by Summit for "cause" or if he voluntarily terminates his employment other than for "cause" (each as defined in his employment agreement), no severance amount will be payable.

The employment agreements with Messrs. Schwarz, Brout, Ell and Adzema do not provide for any severance amounts to be payable upon the termination of their employment with our company. These named executive officers and Mr. LeBlanc have severance agreements with Summit that entitle them to severance benefits in certain circumstances as described below.

Summit and Mr. Kilroy entered into an employment agreement on March 1, 2000 with an original term through March 1, 2001, to be automatically extended for consecutive one-year terms unless otherwise terminated pursuant to the provisions of the agreement. Mr. Kilroy's employment with Summit was terminated in December 2001 upon mutual agreement of Summit and Mr. Kilroy, which termination became effective on March 15, 2002. In connection with Mr. Kilroy's departure, Mr. Kilroy and Summit entered into a separation agreement which provides for Mr. Kilroy to receive his base salary, as in effect on the date of termination, for a one-year period in accordance with the terms of his employment agreement. Mr. Kilroy's base salary in effect on the date of termination was $215,000. In addition, Mr. Kilroy will receive an additional severance payment of $20,000 and certain other benefits related to outplacement services and continued medical insurance coverage. The separation agreement also includes re-affirmations of Mr. Kilroy's obligations under his noncompetition agreement as described below. In accordance with the terms of the 1994 Stock Plan, stock options held by Mr. Kilroy may be exercised, to the extent exercisable on the date of termination of his employment, for a three-month period following such date. Upon his departure from Summit, Mr. Kilroy forfeited his rights to the 8,000 performance shares awarded to him under his 2001 performance stock award agreement.

Each of the named executive officers also entered into a noncompetition agreement with Summit, or an employment agreement that includes substantially the same terms as these noncompetition agreements as described below. Subject to certain limited exceptions, the noncompetition agreements prohibit the executive officers from engaging in any businesses prior to their termination of employment, other than those of Summit, without the prior written consent of the President of Summit. The noncompetition agreements also prohibit the executive officers for a two-year period following the termination of their employment with Summit, from hiring certain key employees of Summit or participating in any efforts to persuade such employees to leave Summit and for a one-year period following the termination of their employment with Summit, from engaging in any manner, directly or indirectly, in any business which engages or attempts to engage in the acquisition, development, construction, operation, management or leasing of any of Summit's then existing communities or development or acquisition opportunities. Under the noncompetition agreements, the executive officers are prohibited from disclosing trade secrets and, for prescribed periods, other confidential information of Summit.

SEVERANCE AGREEMENTS

Summit entered into severance agreements with (a) Mr. Schwarz on April 2, 1997,
(b) Mr. LeBlanc on July 1, 1998, (c) Mr. Ell on June 1, 2000 and (d) each of Messrs. Brout and Adzema on December 17, 2001. The severance agreements provide for the payment of severance benefits equal to three times such executive officer's annual base salary and cash bonus in the event of the termination of such executive officer's employment under certain circumstances following a "change in control" or a "combination transaction" involving a consolidation or merger. The benefits payable under the terms of the severance agreements are subject to reduction by the amount of any severance benefits payable under applicable employment agreements. In the event that any payment of severance benefits to an executive officer, pursuant to the terms of his severance agreement or otherwise, would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, or any interest or penalties with respect to such excise tax, the severance agreements provide for an additional payment such that the executive officer, after deduction of any excise tax on such severance payments and any federal, state and local income tax, employment tax and excise tax on such additional payment, will receive an amount equal to the severance payments.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Summit Board of Directors currently consists of Messrs. Allwin, Fishkind, Hance and Schwab. None of these individuals has served as an officer or employee of Summit or any of its subsidiaries. Messrs. Hance and Schwab serve or have served as officers and directors of lending institutions that have provided financing and related services to us on customary terms and conditions. Mr. Hance is Vice Chairman and Chief Financial Officer of Bank of America. During 2001, Mr. Schwab was a member of the Board of Directors of First Union National Bank. He no longer serves in this capacity. Bank of America and First Union have provided us with credit enhancements on certain of our communities financed with tax-exempt bonds and are both members of a group of banks that provide our $225 million unsecured credit facility. Bank of America also has provided us with a construction loan for the development of one of our communities and is buying tax credits related to another project.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of common units for:

- the directors and the named executive officers of Summit;

- the directors (including Independent Directors) and executive officers of Summit as a group; and

- each limited partner of the Operating Partnership that we believe holds more than a 5% beneficial interest in the Operating Partnership.

All such beneficial interests are owned directly, and the indicated person has sole voting and investment power. The information in the following table was provided by the unitholders listed and reflects their beneficial ownership known by us as of December 31, 2001. On that date, there were 30,608,345 common units outstanding.

                                                                  NUMBER OF
                                                                    COMMON          PERCENT OF
NAME AND BUSINESS ADDRESS                                     UNITS BENEFICIALLY      COMMON
OF BENEFICIAL OWNERS*                                               OWNED             UNITS
-------------------------                                     ------------------    ----------
DIRECTORS AND EXECUTIVE OFFICERS
William B. McGuire, Jr......................................         620,313            2.0%
William F. Paulsen..........................................         596,045            1.9%
Steven R. LeBlanc...........................................              --             --
Michael L. Schwarz..........................................              --             --
Douglas E. Brout............................................              --             --
Randall M. Ell..............................................              --             --
Gregg D. Adzema.............................................              --             --
James M. Allwin.............................................              --             --
Henry H. Fishkind...........................................              --             --
James H. Hance, Jr..........................................              --             --
Nelson Schwab III...........................................              --             --
Robert R. Kilroy............................................              --             --
All Directors and Executive Officers as a Group (11
  persons)..................................................       1,216,358            3.9%
5% HOLDER
Summit Properties Inc.......................................      27,050,221(1)        88.4%

 * The address for each of the beneficial owners listed above is: c/o Summit Properties Inc., 309 East Morehead Street, Suite 200, Charlotte, NC 28202.

(1) Includes 306,083 common units that represent Summit's general partnership interest in the Operating Partnership and 26,744,138 common units that represent Summit's limited partnership interest in the Operating Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Operating Partnership is managed by Summit, in its capacity as general partner of the Operating Partnership.

CERTAIN BUSINESS RELATIONSHIPS AND TRANSACTIONS WITH MANAGEMENT

As discussed above, Messrs. Hance and Schwab serve or have served as officers and directors of lending institutions that have provided financing and related services to us. Mr. Hance is Vice Chairman and Chief Financial Officer of Bank of America. During 2001, Mr. Schwab on customary terms and conditions was a member of the Board of Directors of First Union. He no longer serves in this capacity. Bank of America and First Union have provided us with credit enhancements on certain of our communities financed with tax-exempt bonds and are both members of a group of banks that provide our $225 million unsecured credit facility. Bank of America has also provided us with a construction loan for the development of one of our communities and is buying tax credits related to another project.

The Management Company provides management services to apartment communities held by partnerships in which affiliates of Messrs. McGuire and Paulsen are general partners. During 2001, the Management Company received management fees of $253,000 in the aggregate for the performance of these services. The fees charged by the Management Company to these partnerships were no less than the fees charged to other third-party recipients of such services.

From time to time, we charter an airplane from SMT Aviation, which is 100% owned by Mr. Paulsen. During 2001, we paid fees of approximately $25,000 to SMT Aviation.

In May 2001, Summit registered an aggregate of 2,328,383 shares of common stock that may be offered for sale by certain selling stockholders, if and to the extent that the selling stockholders present common units for redemption and Summit exercises its right to issue shares of common stock to them instead of cash. The 2,328,383 common units which may be redeemed for shares of common stock were issued in connection with our reorganization prior to Summit's initial public offering in 1994. Among the selling stockholders are Mr. McGuire (620,313 common units) and Mr. Paulsen (596,045) common units). To date, no resales have occurred under the registration statement.

On August 24, 2001, Summit entered into an amended and restated employment agreement with Mr. McGuire, which agreement expires on December 31, 2011. The employment agreement provides that Mr. McGuire's annual base salary, effective as of January 1, 2002 and for the balance of the term of such agreement, will be $200,000 per year unless Mr. McGuire ceases to be an employee member of the Board of Directors of Summit, in which case his annual base salary will be reduced to $175,000. Mr. McGuire also is entitled to participate in Summit's employee stock option plans and employee benefit plans. During 2001, Mr. McGuire was paid a base salary of $220,000. Summit granted Mr. McGuire options to purchase 12,000 shares of common stock, at an exercise price of $24.5625 per share, which options vest in five equal annual installments beginning on January 9, 2001, the date of grant, and expire on January 9, 2011. In addition, Mr. McGuire received 10,614 shares of common stock on January 2, 2001 under his 1998 performance stock award agreement of which 5,307 shares vested on such date and 5,307 shares vest in two equal annual installments beginning on January 2, 2002.

The employment agreement with Mr. McGuire provides for certain severance benefits. If Mr. McGuire's employment is terminated by Summit or Mr. McGuire for any or no reason prior to the expiration of the term of the agreement, Mr. McGuire will be entitled to receive his base salary for the remainder of the term. In addition, all stock options and restricted stock held by Mr. McGuire will become fully vested upon such termination and, subject to the terms of the 1994 Stock Plan, all such stock options will remain outstanding for the remainder of their original terms. Under such circumstances, any loan from Summit to Mr. McGuire pursuant to Summit's employee loan program will continue in place for the remainder of its term.

In addition, Mr. McGuire has entered into a noncompetition agreement with us. This agreement contains substantially the same terms as the noncompetition agreements of certain named executive officers described above in Item 11 under the heading "Employment and Noncompetition Agreements," except that Mr. McGuire is required to devote only a portion of his business time to Summit.

LOANS TO OFFICERS AND EMPLOYEES

The Summit Board of Directors, including its Compensation Committee, believes that ownership of common stock by executive officers and certain other qualified employees aligns the interests of such officers and employees with the interests of Summit's stockholders. To further such goal of aligning the interests of such officers and employees with the interests of Summit's stockholders, the Board of Directors on September 8, 1997 approved and Summit instituted a loan program. The Board of Directors has amended the terms of the loan program from time to time since its inception. Currently, Summit may lend amounts to or on behalf of executive officers and key employees for one or more of the following purposes:

- to finance the purchase of common stock on the open market at then-current market prices;

- to finance an employee's payment of the exercise price of one or more stock options to purchase shares of common stock granted to such employee under the 1994 Stock Plan; or

- to finance the annual tax liability or other expenses of an executive officer related to the vesting of shares of common stock which constitute a portion of a restricted stock award granted to such executive officer under the 1994 Stock Plan.

At no time may the maximum aggregate outstanding balance of loans to an executive officer exceed $500,000 (unless such limit is otherwise waived by the Board of Directors or the Compensation Committee), and at no time may the maximum aggregate outstanding balance of loans to a qualified employee exceed $200,000 (unless similarly waived). The Board of Directors has chosen to increase such limit for certain individuals. As of December 31, 2001, the limits were $500,000 for Mr. McGuire, $1,000,000 for Mr. Paulsen, $3,000,000 for Mr. LeBlanc, $1,750,000 for Mr. Schwarz, $950,000
for Messrs. Brout, Ell, and Downey and $450,000 for Mr. Adzema. As of December 31, 2001, loans had been extended to Messrs. McGuire and Paulsen and each of Summit's executive officers for the purpose of financing the purchase of common stock or the payment of the annual tax liability related to the vesting of shares of common stock which constitute a portion of a restricted stock award.

The relevant executive or employee shall execute a promissory note and security agreement related to each loan made by Summit. Each note bears interest at a rate established on the date of the note. In all cases, the interest rate shall be fixed and the note shall become due and payable in full no later than the tenth anniversary of the note. Shares of common stock, which are the subject of a loan, serve as collateral for the note until such time as the note has been paid in full. Until the maturity date, the executive or employee to whom a loan has been extended will only be required to repay such loan through the application to the outstanding loan balance of all dividends and distributions related to the collateral stock, first to interest, and the remainder, if any, to outstanding principal. Unless otherwise determined by the Board of Directors or the Compensation Committee, all loans made by Summit will be full recourse against the executive officer or employee. All of the outstanding loans extended by Summit are full recourse against the applicable executive officer or employee.

From the inception of the employee loan program through December 31, 2001, Summit has extended loans totaling approximately $18,570,000 to its executive officers and employees, including loans with the aggregate original principal amounts of $499,814 to Mr. McGuire, $999,995 to Mr. Paulsen, $2,961,060 to Mr. LeBlanc, $1,676,846 to Mr. Schwarz, $965,043 to Mr. Brout, $964,591 to Mr. Ell, $467,004 to Mr. Adzema and $964,854 to Mr. Downey. At no time did the aggregate outstanding balances of these loans exceed the individual loan maximums set forth above.

- Loans to Messrs. McGuire and Paulsen in the original principal amounts of $499,814 and $999,995, bear interest at 6.21% per year (made in January 2000). As of December 31, 2001, the principal amounts outstanding were $470,000 and $940,346.

- Loans to Mr. LeBlanc in the original principal amount of (a) $960,578 bear interest at 5.57% per year (made in August 1998), (b) $1,000,487 bear interest at 4.71% per year (made in February 1999), and (c) $999,995 bear interest at 6.21% per year (made in January 2000). As of December 31, 2001, the aggregate principal amount outstanding was $2,672,458.

- Loans to Mr. Schwarz in the original principal amount of (a) $404,044 bear interest at 6.13% per year (made in January 1998), (b) $55,838 bear interest at 5.68% per year (made in July 1998), (c) $17,425 bear interest at 5.56% per year (made in August 1998), (d) $450,004 bear interest at 4.71% per year (made in February 1999), (e) $499,969 bear interest at 6.21% per year (made in January 2000), (f) $57,750 bear interest at 6.40% per year (made in May 2000),
  (g) $99,973 bear interest at 6.33% per year (made in August 2000) and (h) $91,843 bear interest at 6.01% per year (made in November 2000). As of December 31, 2001, the aggregate principal amount outstanding was $1,550,960.

- Loans to Mr. Brout in the original principal amount of (a) $90,000 bear interest at 5.27% per year (made in July 1999), (b) $750,011 bear interest at 6.21% per year (made in January 2000) and (c) $125,032 bear interest at 5.07% per year (made in February 2001). As of December 31, 2001, the aggregate principal amount outstanding was $903,539.

- Loans to Mr. Ell in the original principal amount of (a) $50,000 bear interest at 5.98% per year (made in April 1998), (b) $50,000 bear interest at 4.64% per year (made in January 1999), (c) $8,000 bear interest at 6.30% per year (made in January 2000), (d) $125,354 bear interest at 6.21% per year (made in January 2000), (e) $125,045 bear interest at 6.40% per year (made in May
  2000), (f) $499,160 bear interest at 6.01% per year (made in November 2000) and (g) $107,032 bear interest at 5.07% per year (made in February 2001). As of December 31, 2001, the aggregate principal amount outstanding was $925,171.

- Loans to Mr. Adzema in the original principal amount of (a) $85,000 bear interest at 5.68% (made in July 1998), (b) $21,000 bear interest at 5.27% (made in July 1999), (c) $250,004 bear interest at 6.21% (made in January 2000) and (d) $111,000 bear interest at 5.07% (made in February
2001). As of December 31, 2001, the aggregate principal amount outstanding was $430,190.

- Loans to Mr. Downey in the original principal amount of (a) $90,000 bear interest at 4.64% (made in January 1999), (b) $15,000 bear interest at 5.27% (made in July 1999), (c) $750,011 bear interest at 6.21% (made in January
  2000) and (d) $109,843 bear interest at 6.01% (made in November 2000). As of December 31, 2001, the aggregate principal amount outstanding was $896,470.

In addition, loans were extended to Mr. Kilroy in the original principal amount of (a) $749,897 bearing interest at 6.40% per year (made in May 2000) and (b) $199,923 bearing interest at 6.33% per year (made in August 2000). As of December 31, 2001, the aggregate principal amount outstanding was $196,929, as Mr. Kilroy paid in full the outstanding balance of the $749,897 loan on December 12, 2001. Pursuant to the terms of the applicable note, the $199,923 loan (including all accrued interest) is required to be repaid in full no later than 120 days subsequent to Mr. Kilroy's departure from our company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedule

The consolidated financial statements are listed in the Index to Financial Statements on page 56 of this report.

(b) Reports on Form 8-K

We filed no reports on Form 8-K during the fourth quarter of 2001.

(c) Exhibits

As noted below, certain of the exhibits required by Item 601 of Regulation S-K have been filed with previous reports of the Operating Partnership or Summit are incorporated by reference herein.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 3.1      Amended and Restated Agreement of Limited Partnership of the
          Operating Partnership, dated as of May 23, 2000
          (Incorporated by reference to Exhibit 3.1 to the Operating
          Partnership's Current Report on Form 8-K filed on May 30,
          2000, File No. 000-22411).
 3.2      Assignment and Assumption Agreement, dated as of March 27,
          2002, by and between the Operating Partnership and Summit
          (filed herewith).
 4.1.1    Indenture dated as of August 7, 1997 between the Operating
          Partnership and First Union National Bank, relating to the
          Operating Partnership's Senior Debt Securities (Incorporated
          by reference to Exhibit 4.1 to the Operating Partnership's
          Current Report on Form 8-K filed on August 11, 1997, File
          No. 000-22411).
 4.1.2    Supplemental Indenture No. 1, dated as of August 12, 1997, between the Operating Partnership and First Union National
          Bank (Incorporated by reference to Exhibit 4.1 to the
          Operating Partnership's Amended Current Report on Form
          8-K/A-1 filed on August 18, 1997, File No. 000-22411).
 4.1.3    Supplemental Indenture No. 2, dated as of December 17, 1997, between the Operating Partnership and First Union National
          Bank (Incorporated by reference to Exhibit 4.1 to the
          Operating Partnership's Amended Current Report on Form
          8-K/A-1 filed on December 17, 1997, File No. 000-22411).
 4.1.4    Supplemental Indenture No. 3, dated as of May 29, 1998,
          between the Operating Partnership and First Union National
          Bank (Incorporated by reference to Exhibit 4.2 to the
          Operating Partnership's Current Report on Form 8-K filed on
          June 2, 1998, File No. 000-22411).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 4.1.5    Supplemental Indenture No. 4, dated as of April 20, 2000,
          between the Operating Partnership and First Union National
          Bank, including a form of Floating Rate Medium-Term Note and a form of Fixed Rate Medium-Term Note (Incorporated by
          reference to Exhibit 4.2 to the Operating Partnership's
          Current Report on Form 8-K filed on April 28, 2000, File No.
          000-22411).
 4.2.1    The Operating Partnership's 6.80% Note due 2002, dated
          August 12, 1997 (Incorporated by reference to Exhibit 4.2 to the Operating Partnership's Amended Current Report on Form
          8-K/A-1 filed on August 18, 1997, File No. 000-22411).
 4.2.2    The Operating Partnership's 6.95% Note due 2004, dated
          August 12, 1997 (Incorporated by reference to Exhibit 4.3 to the Operating Partnership's Amended Current Report on Form
          8-K/A-1 filed on August 18, 1997, File No. 000-22411).
 4.2.3    The Operating Partnership's 7.20% Note due 2007, dated
          August 12, 1997 (Incorporated by reference to Exhibit 4.4 to the Operating Partnership's Amended Current Report on Form
          8-K/A-1 filed on August 18, 1997, File No. 000-22411).
 4.2.4    The Operating Partnership's 6.63% Note due 2003, dated
          December 17, 1997 (Incorporated by reference to Exhibit 4.2 to the Operating Partnership's Amended Current Report on
          Form 8-K/A-1 filed on December 17, 1997, File No.
          000-22411).
 4.2.5    7.59% Medium-Term Note due 2009 in principal amount of
          $25,000,000 issued by the Operating Partnership on March 18,
          1999 (Incorporated by reference to Exhibit 4.1 to the
          Operating Partnership's Quarterly Report on Form 10-Q for
          the quarterly period ended March 31, 1999, File No.
          000-22411).
 4.2.6    8.50% Medium-Term Note due 2010 in the principal amount of
          $10,000,000 issued by the Operating Partnership on July 19,
          2000 (Incorporated by reference to Exhibit 10.2 to Summit's
          Quarterly Report on Form 10-Q for the quarterly period ended
          September 30, 2000, File No. 001-12792).
 4.2.7    7.87% Medium-Term Note due 2003 in the principal amount of
          $17,000,000 issued by the Operating Partnership on October
          20, 2000 (Incorporated by reference to Exhibit 4.2.8 to
          Summit's Annual Report on Form 10-K for the fiscal year
          ended December 31, 2000, File No. 001-12792).
 4.2.8    8.037% Medium-Term Note due 2005 in the principal amount of
          $25,000,000 issued by the Operating Partnership on November
          17, 2000 (Incorporated by reference to Exhibit 4.2.9 to
          Summit's Annual Report on Form 10-K for the fiscal year
          ended December 31, 2000, File No. 001-12792).
 4.2.9    7.04% Medium-Term Note due 2006 in the principal amount of
          $25,000,000 issued by the Operating Partnership on May 9,
          2001 (Incorporated by reference to Exhibit 10.2 to Summit's
          Quarterly Report on Form 10-Q for the quarterly period ended
          June 30, 2001, File No. 001-12792).
 4.2.10   7.703% Medium-Term Note due 2011 in the principal amount of
          $35,000,000 issued by the Operating Partnership on May 9,
          2001 (Incorporated by reference to Exhibit 10.3 to Summit's
          Quarterly Report on Form 10-Q for the quarterly period ended
          June 30, 2001, File No. 001-12792).
10.1.1    Articles of Incorporation of Summit (Incorporated by
          reference to Exhibit 3.1 to Summit's Registration Statement on Form S-11, Registration No. 33-90706).
10.1.2    Articles Supplementary to the Articles of Amendment and
          Restatement of Summit Properties Inc. designating 8.95%
          Series B Cumulative Redeemable Perpetual Preferred Stock of
          Summit dated April 29, 1999 (Incorporated by reference to
          Exhibit 3.1 to Summit's Quarterly Report on Form 10-Q for
          the quarterly period ended March 31, 1999, File No.
          001-12792).
10.1.3    Articles Supplementary to the Articles of Amendment and
          Restatement of Summit Properties Inc. designating 8.75%
          Series C Cumulative Redeemable Perpetual Preferred Stock of
          Summit dated September 3, 1999 (Incorporated by reference to
          Exhibit 99.1 to the Operating Partnership's Current Report
          on Form 8-K filed on September 17, 1999, File No.
          000-22411).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.1.4    Bylaws of Summit (Incorporated by reference to Exhibit 3.2 to Summit's Registration Statement on Form S-11,
          Registration No. 33-90706).
10.1.5    First Amendment to Bylaws of Summit (Incorporated by
          reference to Exhibit 3.2 to Summit's Quarterly Report on
          Form 10-Q for the quarterly period ended March 31, 2001,
          File No. 001-12792).
10.1.6    Second Amendment to Bylaws of Summit (Incorporated by
          reference to Exhibit 3.3 to Summit's Quarterly Report on
          Form 10-Q for the quarterly period ended March 31, 2001,
          File No. 001-12792).
10.2.1    Articles of Incorporation of Summit Management Company
          (Incorporated by reference to Exhibit 10.2 to Summit's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1999, File No. 001-12792).
10.2.2    Bylaws of Summit Management Company (Incorporated by
          reference to Exhibit 10.3 to Summit's Annual Report on Form
          10-K for the fiscal year ended December 31, 1999, File No.
          001-12792).
10.3      Shareholder Rights Agreement, dated as of December 14, 1998, between Summit and First Union National Bank, as Rights
          Agent (Incorporated by reference to Exhibit 4.1 to Summit's
          Registration Statement on Form 8-A, filed on December 16,
          1998).
10.4      Summit's 1994 Stock Option and Incentive Plan, as amended
          and restated (Incorporated by reference to Exhibit 4.5 to
          Summit's Registration Statement on Form S-8, Registration
          No. 333-79897).
10.5.1    Summit's 1996 Non-Qualified Employee Stock Purchase Plan
          (Incorporated by reference to Exhibit 10.5 to Summit's
          Registration Statement on Form S-8, Registration No.
          333-00078).
10.5.2    First Amendment to Summit's 1996 Non-Qualified Employee
          Stock Purchase Plan (Incorporated by reference to Exhibit
          10.5.2 to Summit's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-12792).
10.5.3    Second Amendment to Summit's 1996 Non-Qualified Employee
          Stock Purchase Plan (Incorporated by reference to Exhibit
          10.5.3 to Summit's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-12792).
10.5.4    Third Amendment to Summit's 1996 Non-Qualified Employee
          Stock Purchase Plan (Incorporated by reference to Exhibit
          10.5.4 to Summit's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-12792).
10.6      Indemnification Agreements, dated as of various dates, by
          and among Summit, the Operating Partnership, and each
          director and each of the following executive officers of
          Summit: Steven R. LeBlanc, Michael L. Schwarz, Randall M.
          Ell, Gregg D. Adzema and Douglas E. Brout (Incorporated by
          reference to Exhibit 10.3 to Summit's Quarterly Report on
          Form 10-Q for the quarterly period ended June 30, 1999, File
          No. 001-12792).
10.7.1    Employment Agreement dated February 15, 1999, by and among
          William F. Paulsen, Summit Properties Inc. and Summit
          Management Company, as restated on April 3, 2001
          (Incorporated by reference to Exhibit 10.1 to Summit's
          Quarterly Report on Form 10-Q for the quarterly period ended
          June 30, 2001, File No. 12792).
10.7.2    Employment Agreement, dated February 15, 1999, by and among
          William B. McGuire, Jr. Summit Properties Inc. and Summit
          Management Company, as restated on August 24, 2001
          (Incorporated by reference to Exhibit 10.1 to Summit's
          Quarterly Report on Form 10-Q for the quarterly period ended
          September 30, 2001, File No. 001-12792).
10.7.3    Employment Agreement between Summit and Michael L. Schwarz
          (Incorporated by reference to Exhibit 10.7.10 to Summit's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1997, File No. 001-12792).
10.7.4    Employment Agreement between Summit and Steven R. LeBlanc
          (Incorporated by reference to Exhibit 10.7.4 to Summit's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000, File No. 001-12792).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.7.5    Employment Agreement between Summit Management Company and
          Randall M. Ell (Incorporated by reference to Exhibit 10.2 to
          Summit's Quarterly Report on Form 10-Q for the quarterly
          period ended June 30, 2000, File No. 001-12792).
10.7.6    Employment Agreement between Summit and Robert R. Kilroy
          (Incorporated by reference to Exhibit 10.4 to Summit's
          Quarterly Report on Form 10-Q for the quarterly period ended
          September 30, 2000, File No. 001-12792).
10.7.7    Employment Agreement between Summit Management Company and
          Gregg D. Adzema (Incorporated by reference to Exhibit 10.7.7 to Summit's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-12792).
10.7.8    Employment Agreement between Summit Management Company and
          Douglas E. Brout (Incorporated by reference to Exhibit
          10.7.8 to Summit's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-12792).
10.8.1    Noncompetition Agreement between Summit and William F.
          Paulsen (Incorporated by reference to Exhibit 10.5 to
          Summit's Quarterly Report on Form 10-Q for the quarterly
          period ended March 31, 2000, File No. 001-12792).
10.8.2    Noncompetition Agreement between Summit and William B.
          McGuire, Jr. (Incorporated by reference to Exhibit 10.7 to
          Summit's Quarterly Report on Form 10-Q for the quarterly
          period ended March 31, 2000, File No. 001-12792).
10.8.3    Noncompetition Agreement between Summit and Michael L.
          Schwarz (Incorporated by reference to Exhibit 10.8.10 to
          Summit's Annual Report on Form 10-K for the fiscal year
          ended December 31, 1997, File No. 001-12792).
10.8.4    Noncompetition Agreement between Summit and Steven R.
          LeBlanc (Incorporated by reference to Exhibit 10.8.11 to
          Summit's Annual Report on Form 10-K for the fiscal year
          ended December 31, 1998, File No. 001-12792).
10.8.5    Noncompetition Agreement by and among Summit, Summit
          Management Company and Randall M. Ell (Incorporated by
          reference to Exhibit 10.4 to Summit's Quarterly Report on
          Form 10-Q for the quarterly period ended June 30, 2000, File
          No. 001-12792).
10.8.6    Noncompetition Agreement by and among Summit, Summit
          Management Company and Robert R. Kilroy (Incorporated by
          reference to Exhibit 10.6 to Summit's Quarterly Report on
          Form 10-Q for the quarterly period ended September 30, 2000,
          File No. 001-12792).
10.9.1    Executive Severance Agreement between Summit and Michael L.
          Schwarz (Incorporated by reference to Exhibit 10.9.3 to
          Summit's Annual Report on Form 10-K for the fiscal year
          ended December 31, 1997, File No. 001-12792).
10.9.2    Executive Severance Agreement between Summit and Steven R.
          LeBlanc (Incorporated by reference to Exhibit 10.9.6 to
          Summit's Annual Report on Form 10-K for the fiscal year
          ended December 31, 1998, File No. 001-12792).
10.9.3    Executive Severance Agreement between Summit and Randall M.
          Ell (Incorporated by reference to Exhibit 10.3 to Summit's
          Quarterly Report on Form 10-Q for the quarterly period ended
          June 30, 2000, File No. 001-12792).
10.9.4    Amended Executive Severance Agreement between Summit and
          Gregg D. Adzema (Incorporated by reference to Exhibit 10.9.4 to Summit's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-12792).
10.9.5    Amended Executive Severance Agreement between Summit and
          Douglas E. Brout (Incorporated by reference to Exhibit
          10.9.5 to Summit's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-12792).
10.10     $31,000,000 Loan Agreement, dated July 31, 1996, between the
          Operating Partnership and Wachovia Bank of North Carolina,
          N.A. (Incorporated by reference to Exhibit 10.10 to Summit's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2001, File No. 001-12792).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.11.1   Form of Promissory Note and Security Agreement between
          Summit and the employees named in the Schedule thereto
          (Incorporated by reference to Exhibit 10.14.3 to Summit's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1997, File No. 001-12792).
10.11.2   Promissory Note and Security Agreement, dated January 31,
          2000, evidencing a loan of $499,814 to William B. McGuire,
          Jr. for the purpose of purchasing shares of common stock of
          Summit (Incorporated by reference to Exhibit 10.1 to
          Summit's Quarterly Report on Form 10-Q for the quarterly
          period ended March 31, 2000, File No. 001-12792).
10.11.3   Promissory Note and Security Agreement, dated January 31,
          2000, evidencing a loan of $999,995 to William F. Paulsen
          for the purpose of purchasing shares of common stock of
          Summit (Incorporated by reference to Exhibit 10.2 to
          Summit's Quarterly Report on Form 10-Q for the quarterly
          period ended March 31, 2000, File No. 001-12792).
10.11.4   Promissory Note and Security Agreement, dated August 5,
          1998, evidencing a loan of $960,578 to Steven R. LeBlanc for the purpose of purchasing shares of common stock of Summit
          (Incorporated by reference to Exhibit 10.12.4 to Summit's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1998, File No. 001-12792).
10.11.5   Promissory Note, dated February 2, 1999, evidencing a loan of $1,000,487 to Steven R. LeBlanc for the purpose of
          purchasing shares of common stock of Summit (Incorporated by reference to Exhibit 10.12.10 to Summit's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1998, File
          No. 001-12792).
10.11.6   Promissory Note and Security Agreement, dated January 31,
          2000, evidencing a loan of $999,995 to Steven R. LeBlanc for the purpose of purchasing shares of common stock of Summit
          (Incorporated by reference to Exhibit 10.3 to Summit's
          Quarterly Report on Form 10-Q for the quarterly period ended
          March 31, 2000, File No. 001-12792).
10.11.7   Promissory Note and Security Agreement, dated January 28,
          1998, evidencing a loan of $42,258 to Michael L. Schwarz for the purpose of paying tax liability associated with a
          restricted stock award (Incorporated by reference to Exhibit
          10.14.1 to Summit's Annual Report on Form 10-K for the
          fiscal year ended December 31, 1997, File No. 001-12792).
10.11.8   Promissory Note and Security Agreement, dated January 30,
          1998, evidencing a loan of $361,785 to Michael L. Schwarz
          for the purpose of purchasing shares of common stock of
          Summit (Incorporated by reference to Exhibit 10.3 to
          Summit's Quarterly Report on Form 10-Q for the quarterly
          period ended March 31, 1998, File No. 001-12792).
10.11.9   Promissory Notes and Security Agreements, dated various
          dates from July 29, 1998 to May 1, 2000, evidencing loans in the aggregate amount of $131,013 to Michael L. Schwarz
          (Incorporated by reference to Exhibit 10.11.9 to Summit's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000, File No. 001-12792).
10.11.10  Promissory Note, dated February 2, 1999, evidencing a loan of $450,004 to Michael L. Schwarz for the purpose of
          purchasing shares of common stock of Summit (Incorporated by reference to Exhibit 10.12.11 to Summit's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1998, File
          No. 001-12792).
10.11.11  Promissory Note and Security Agreement, dated January 31,
          2000, evidencing a loan of $499,969 to Michael L. Schwarz
          for the purpose of purchasing shares of common stock of
          Summit (Incorporated by reference to Exhibit 10.4 to
          Summit's Quarterly Report on Form 10-Q for the quarterly
          period ended March 31, 2000, File No. 001-12792).
10.11.12  Promissory Note and Security Agreement, dated August 1,
          2000, evidencing a loan of $99,973 to Michael L. Schwarz for the purpose of purchasing shares of common stock of Summit
          (Incorporated by reference to Exhibit 10.3 to Summit's
          Quarterly Report on Form 10-Q for the quarterly period ended
          September 30, 2000, File No. 001-12792).
10.11.13  Promissory Note and Security Agreement, dated November 7,
          2000, evidencing a loan of $91,843 to Michael L. Schwarz for the purpose of purchasing shares of common stock of Summit
          (Incorporated by reference to Exhibit 10.11.13 to Summit's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000, File No. 001-12792).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.11.14  Promissory Notes and Security Agreements, dated various dates from April 1, 1998 through May 17, 2000, evidencing
          loans in the aggregate amount of $358,399 to Randall M. Ell for the purpose of purchasing shares of common stock of
          Summit (Incorporated by reference to Exhibit 10.6 to
          Summit's Quarterly Report on Form 10-Q for the quarterly
          period ended June 30, 2000, File No. 001-12792).
10.11.15  Promissory Note and Security Agreement, dated November 7,
          2000, evidencing a loan of $499,160 to Randall M. Ell for
          the purpose of purchasing shares of common stock of Summit
          (Incorporated by reference to Exhibit 10.11.16 to Summit's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000, File No. 001-12792).
10.11.16  Amendment, dated December 29, 2000, to each of the
          Promissory Notes and Security Agreements dated prior to
          January 4, 2000 executed by William B. McGuire, Jr., William
          F. Paulsen and the executive officers of Summit
          (Incorporated by reference to Exhibit 10.11.17 to Summit's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000, File No. 001-12792).
10.11.17  Promissory Note and Security Agreement, dated February 6,
          2001, evidencing a loan of $107,032 to Randall M. Ell for
          the purpose of purchasing shares of common stock of Summit
          (Incorporated by reference to Exhibit 10.1 to Summit's
          Quarterly Report on Form 10-Q for the quarterly period ended
          March 31, 2001, File No. 001-12792).
10.11.18  Promissory Notes and Security Agreements, dated various dates from July 1998 to February 2001, evidencing loans in the aggregate amount of $476,004 to Gregg D. Adzema for the purpose of purchasing shares of common stock of Summit
          (Incorporated by reference to Exhibit 10.11.18 to Summit's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2001, File No. 001-12792).
10.11.19  Promissory Notes and Security Agreements, dated various dates from July 1999 to February 2001, evidencing loans in the aggregate amount of $965,043 to Douglas E. Brout for the purpose of purchasing shares of common stock of Summit
          (Incorporated by reference to Exhibit 10.11.19 to Summit's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2001, File No. 001-12792).
10.12.1   Registration Rights Agreement, dated October 12, 1994,
          between Summit and PK Partners, L.P. (Incorporated by
          reference to Exhibit 10.15.1 to Summit's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1997, File
          No. 001-12792).
10.12.2   Registration Rights Agreement, dated February 8, 1994, by
          and among Summit and the Continuing Investors named therein
          (Incorporated by reference to Exhibit 10.13.2 to Summit's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1999, File No. 001-12792).
10.12.3   Registration Rights Agreement, dated December 11, 1995,
          between Summit and Bissell Ballantyne, LLC (Incorporated by reference to Exhibit 10.2 to Summit's Registration Statement on Form S-3, Registration No. 333-24669).
10.12.4   Registration Rights Agreement, dated January 10, 1996, by
          and among Summit, Joseph H. Call and Gary S. Cangelosi
          (Incorporated by reference to Exhibit 10.2 to Summit's
          Registration Statement on Form S-3, Registration No.
          333-24669).
10.12.5   Registration Rights Agreement, dated February 20, 1997, by and among Summit, The Northwestern Mutual Life Insurance
          Company, J. Ronald Terwilliger, J. Ronald Terwilliger
          Grantor Trust, Crow Residential Realty Investors, L.P.,
          Douglas A. Hoeksema, Randy J. Pace, Clifford A. Breining,
          TCF Residential Partnership, Ltd. and Trammell S. Crow
          (Incorporated by reference to Exhibit 10.2 to Summit's
          Registration Statement on Form S-3, Registration No.
          333-24669).
10.12.6   Registration Rights Agreement, dated May 16, 1995, by and
          among Summit and the individuals named therein executed in connection with the Crosland Acquisition (Incorporated by
          reference to Exhibit 10.15.6 to Summit's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1997, File
          No. 001-12792).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.12.7   Registration Rights and Lock-up Agreement, dated October 31,
          1998, by and among Summit, the Operating Partnership, and
          the holders named therein executed in connection with the
          Ewing Acquisition (Incorporated by reference to Exhibit 99.1 to Summit's Registration Statement on Form S-3, Registration
          No. 333-93923).
10.12.8   Registration Rights and Lock-up Agreement, dated as of March
          6, 1998, by and between Summit and St. Clair Associates,
          L.P. (Incorporated by reference to Exhibit 99.1 to Summit's
          Registration Statement on Form S-3, Registration No.
          333-75704).
10.12.9   Registration Rights and Lock-up Agreement, dated as of
          August 1, 2000, by and among Summit, Worthing Investors, LLC and Worthing Shiloh Investors, LLC (Incorporated by
          reference to Exhibit 99.2 to Summit's Registration Statement on Form S-3, Registration No. 333-75704).
10.13.1   Amended and Restated Credit Agreement, dated as of September
          26, 2000, by and among the Operating Partnership, Summit,
          the Banks listed therein, and First Union National Bank, as
          Administrative Agent (Incorporated by reference to Exhibit
          10.1 to Summit's Quarterly Report on Form 10-Q for the
          quarterly period ended September 30, 2000, File No.
          001-12792).
10.13.2   Amendment No. 1 to Amended and Restated Credit Agreement,
          dated as of July 6, 2001, by and among the Operating
          Partnership, Summit and the lenders named therein
          (Incorporated by reference to Exhibit 10.4 to Summit's
          Quarterly Report on Form 10-Q for the quarterly period ended
          June 30, 2001, File No. 001-12792).
10.14.1   Distribution Agreement dated as of April 20, 2000, by and
          among the Operating Partnership, Summit and the Agents
          listed therein (Incorporated by reference to the Operating
          Partnership's Current Report on Form 8-K filed on April 28,
          2000, File No. 000-22411).
10.14.2   First Amendment to Distribution Agreement, dated as of May
          8, 2001, by and among the Operating Partnership, Summit and the agents named therein (Incorporated by reference to
          Exhibit 10.2 to Summit's Quarterly Report on Form 10-Q for
          the quarterly period ended March 31, 2001, File No.
          001-12792).
10.15     Swap Transaction, dated as of September 15, 1999, between
          the Operating Partnership and Morgan Guaranty Trust Company
          of New York (Incorporated by reference to Exhibit 10.15 to
          Summit's Annual Report on Form 10-K for the fiscal year
          ended December 31, 2000, File No. 001-12792).
12.1      Statement Regarding Calculation of Ratios of Earnings to
          Fixed Charges for the Years Ended December 31, 2001, 2000,
          1999, 1998 and 1997 (filed herewith).
21.1      Subsidiaries of the Operating Partnership (filed herewith).
23.1      Consent of Deloitte & Touche LLP (filed herewith).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Summit Properties Partnership, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Charlotte, North Carolina on March 27, 2002.

                                          SUMMIT PROPERTIES PARTNERSHIP, L.P.
                                          By: Summit Properties Inc., as General
                                          Partner

                                          /s/ STEVEN R. LEBLANC
                                          --------------------------------------
                                             Steven R. LeBlanc,
                                             President and Chief Executive
                                             Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person has signed this report as an officer or director of Summit Properties Inc., in its capacity as general partner of Summit Properties Partnership, L.P.

                    SIGNATURES                                  TITLE                     DATE
                    ----------                                  -----                     ----
/s/ WILLIAM B. MCGUIRE, JR.                         Co-Chairman of the Board of      March 27, 2002
--------------------------------------------------    Directors
William B. McGuire, Jr.

/s/ WILLIAM F. PAULSEN                              Co-Chairman of the Board of      March 27, 2002
--------------------------------------------------    Director
William F. Paulsen

/s/ STEVEN R. LEBLANC                               President, Chief Executive       March 27, 2002
--------------------------------------------------    Officer and Director
Steven R. LeBlanc                                     (Principal Executive
                                                      Officer)

/s/ GREGG D. ADZEMA                                 Executive Vice President and     March 27, 2002
--------------------------------------------------    Chief Financial Officer
Gregg D. Adzema                                       (Principal Financial Officer
                                                      and Principal Accounting
                                                      Officer)

/s/ HENRY H. FISHKIND                               Director                         March 27, 2002
--------------------------------------------------
Henry H. Fishkind

/s/ JAMES H. HANCE, JR.                             Director                         March 27, 2002
--------------------------------------------------
James H. Hance, Jr.

/s/ NELSON SCHWAB, III                              Director                         March 27, 2002
--------------------------------------------------
Nelson Schwab, III

/s/ JAMES M. ALLWIN                                 Director                         March 27, 2002
--------------------------------------------------
James M. Allwin

                         INDEX TO FINANCIAL STATEMENTS

The following financial statements required to be included in Item 14(a)(1) are listed below:

SUMMIT PROPERTIES PARTNERSHIP, L.P.

                                                               PAGE
                                                               ----
Independent Auditors' Report................................    57
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................    58
Consolidated Statements of Earnings for the Years Ended
  December 31, 2001, 2000 and 1999..........................    59
Consolidated Statements of Partners' Equity for the Years
  Ended December 31, 2001, 2000 and 1999....................    60
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999..........................    61
Notes to Consolidated Financial Statements..................    62
The following financial statement supplementary data of the
Operating Partnership required to be included in Item 14(a)(2) is listed below:
Schedule III -- Real Estate and Accumulated Depreciation....    80

All other schedules are omitted because they are not applicable or not required.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Unitholders
Summit Properties Partnership, L.P.
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Summit Properties Partnership, L.P. (the "Operating Partnership") as of December 31, 2001 and 2000, and the related consolidated statements of earnings, partners' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audit for the year ended December 31, 2001 also included the financial statement schedule listed in the Index to Financial Statements at Item
14. These financial statements and financial statement schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Charlotte, North Carolina
January 23, 2002

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
ASSETS
Real estate assets:
  Land and land improvements................................   $  179,954      $  184,494
  Buildings and improvements................................    1,010,460       1,001,183
  Furniture, fixtures and equipment.........................       77,571          74,920
                                                               ----------      ----------
Real estate assets before accumulated depreciation..........    1,267,985       1,260,597
  Less: accumulated depreciation............................     (156,897)       (147,437)
                                                               ----------      ----------
         Operating real estate assets.......................    1,111,088       1,113,160
  Construction in progress..................................      142,354         167,462
                                                               ----------      ----------
          Net real estate assets............................    1,253,442       1,280,622
Cash and cash equivalents...................................        1,814           3,148
Restricted cash.............................................       21,528          41,809
Investments in Summit Management Company and real estate
  joint ventures............................................        3,159             736
Deferred financing costs, net of accumulated amortization of
  $7,016 and $5,792 in 2001 and 2000........................        7,148           7,760
Notes receivable............................................          178             296
Other assets................................................        8,882           6,240
                                                               ----------      ----------
Total assets................................................   $1,296,151      $1,340,611
                                                               ==========      ==========
LIABILITIES AND PARTNERS' EQUITY
Liabilities:
  Notes payable.............................................   $  717,560      $  763,899
  Accrued interest payable..................................        7,033           7,729
  Accounts payable and accrued expenses.....................       22,213          20,415
  Distributions payable.....................................       14,156          13,481
  Security deposits and prepaid rents.......................        3,342           3,959
                                                               ----------      ----------
          Total liabilities.................................      764,304         809,483
Partners' common and preferred equity:
  Series B preferred units -- 3,400,000 issued and
     outstanding............................................       82,713          82,713
  Series C preferred units -- 2,200,000 issued and
     outstanding............................................       53,547          53,547
  Partnership common units issued and outstanding,
     30,608,345 in 2001
     and 30,814,661 in 2000
  General partner -- outstanding 306,083 in 2001 and 308,147
     in 2000................................................        4,687           4,680
  Limited partners -- outstanding 30,302,262 in 2001
     and 30,506,514 in 2000.................................      390,900         390,188
                                                               ----------      ----------
          Total Partners' Equity............................      531,847         531,128
                                                               ----------      ----------
Total liabilities and partners' common and preferred
  equity....................................................   $1,296,151      $1,340,611
                                                               ==========      ==========

See notes to consolidated financial statements.

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
Revenues:
 Rental.....................................................  $   177,837   $   172,639   $   162,859
 Other property income......................................       13,309        12,795        10,670
 Interest...................................................        2,265         3,592         3,030
 Other income...............................................          532           618           289
                                                              -----------   -----------   -----------
       Total revenues.......................................      193,943       189,644       176,848
                                                              -----------   -----------   -----------
Expenses:
 Property operating and maintenance:
   Personnel................................................       13,396        12,036        12,796
   Advertising and promotion................................        2,390         2,718         2,630
   Utilities................................................        9,125         8,654         8,544
   Building repairs and maintenance.........................        8,713         8,434         8,609
   Real estate taxes and insurance..........................       21,006        19,248        17,684
   Depreciation.............................................       39,106        36,602        34,432
   Property supervision.....................................        5,642         4,970         4,175
   Other operating expenses.................................        3,157         3,027         2,880
                                                              -----------   -----------   -----------
       Total property operating and maintenance expenses....      102,535        95,689        91,750
 Interest...................................................       39,854        38,649        37,282
 Amortization...............................................        1,404         1,072           992
 General and administrative.................................        6,599         4,752         3,876
 (Income) loss on equity investments:
   Summit Management Company................................         (448)          779           719
   Real estate joint ventures...............................          (99)          399          (104)
                                                              -----------   -----------   -----------
       Total expenses.......................................      149,845       141,340       134,515
                                                              -----------   -----------   -----------
Income before gain on sale of real estate assets and
 impairment loss on technology investments..................       44,098        48,304        42,333
Gain on sale of real estate assets..........................       34,435        38,510        17,427
Impairment loss on technology investments...................       (1,217)           --            --
                                                              -----------   -----------   -----------
Net income..................................................       77,316        86,814        59,760
Distribution to Series B preferred unitholders..............       (7,608)       (7,608)       (5,120)
Distribution to Series C preferred unitholders..............       (4,812)       (4,812)       (1,578)
                                                              -----------   -----------   -----------
Income available to common unitholders......................       64,896        74,394        53,062
Income available to common unitholders allocated to general
 partner....................................................         (649)         (744)         (531)
                                                              -----------   -----------   -----------
Income available to common unitholders allocated to limited
 partner....................................................  $    64,247   $    73,650   $    52,531
                                                              ===========   ===========   ===========
Per unit data:
 Net income -- basic........................................  $      2.51   $      2.83   $      1.86
                                                              ===========   ===========   ===========
 Net income -- diluted......................................  $      2.49   $      2.81   $      1.86
                                                              ===========   ===========   ===========
 Distributions to Series B preferred unitholders -- basic...  $     (0.25)  $     (0.25)  $     (0.16)
                                                              ===========   ===========   ===========
 Distributions to Series B preferred
   unitholders -- diluted...................................  $     (0.24)  $     (0.25)  $     (0.16)
                                                              ===========   ===========   ===========
 Distributions to Series C preferred unitholders -- basic...  $     (0.16)  $     (0.16)  $     (0.05)
                                                              ===========   ===========   ===========
 Distributions to Series C preferred
   unitholders -- diluted...................................  $     (0.15)  $     (0.16)  $     (0.05)
                                                              ===========   ===========   ===========
 Income available to common unitholders -- basic............  $      2.11   $      2.42   $      1.65
                                                              ===========   ===========   ===========
 Income available to common unitholders -- diluted..........  $      2.09   $      2.41   $      1.65
                                                              ===========   ===========   ===========
 Distributions declared.....................................  $      1.85   $      1.75   $      1.67
                                                              ===========   ===========   ===========
 Weighted average common units -- basic.....................   30,795,910    30,696,729    32,134,646
                                                              ===========   ===========   ===========
 Weighted average common units -- diluted...................   31,106,137    30,897,346     2,205,637
                                                              ===========   ===========   ===========

See notes to consolidated financial statements.

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                         COMMON UNITS
                                                              SERIES B    SERIES C    ------------------
                                                              PREFERRED   PREFERRED   GENERAL   LIMITED
                                                                UNITS       UNITS     PARTNER   PARTNERS    TOTAL
                                                              ---------   ---------   -------   --------   --------
Balance, December 31, 1998..................................   $    --     $    --    $4,895    $411,617   $416,512
  Distributions to common unitholders.......................        --                  (534)    (52,897)   (53,431)
  Contributions from Summit Properties related to:
    Proceeds from dividend reinvestment and stock purchase
      plans.................................................        --          --       153      15,188     15,341
    Exercise of stock options...............................        --          --         2         180        182
    Repurchase of common stock..............................        --          --      (475)    (47,051)   (47,526)
    Amortization of restricted stock grants.................        --          --         6         639        645
  Issuance of employee notes receivable.....................        --          --       (31)     (3,113)    (3,144)
  Repayment of employee notes receivable....................        --          --         8         751        759
  Net proceeds from preferred units.........................    82,718      53,552        --          --    136,270
  Distributions to preferred unitholders....................        --          --       (67)     (6,631)    (6,698)
  Net Income................................................        --          --       598      59,162     59,760
                                                               -------     -------    ------    --------   --------
Balance, December 31, 1999..................................    82,718      53,552     4,555     377,845    518,670
  Distributions to common unitholders.......................        --          --      (537)    (53,120)   (53,657)
  Contributions from Summit Properties related to:
    Proceeds from dividend reinvestment and stock purchase
      plans.................................................        --          --        48       4,749      4,797
    Exercise of stock options...............................        --          --        21       2,064      2,085
    Repurchase of common stock..............................        --          --       (80)     (7,940)    (8,020)
    Repurchase of common units..............................        --          --       (18)     (1,741)    (1,759)
    Accrual of vested stock awards..........................        --          --        12       1,159      1,171
    Issuance of restricted stock grants.....................        --          --        (1)       (115)      (116)
    Amortization of restricted stock grants.................        --          --         8         756        764
  Issuance of employee notes receivable.....................        --          --      (108)    (10,685)   (10,793)
  Repayments of employee notes receivable...................        --          --        14       1,371      1,385
  Issuance of common units -- purchase of Communities.......        --          --        22       2,195      2,217
  Net proceeds from preferred units.........................        (5)         (5)       --          --        (10)
  Distributions to preferred unitholders....................        --                  (124)    (12,296)   (12,420)
  Net income................................................        --          --       868      85,946     86,814
                                                               -------     -------    ------    --------   --------
Balance, December 31, 2000..................................    82,713      53,547     4,680     390,188    531,128
  Distributions to common unitholders.......................        --          --      (569)    (56,324)   (56,893)
  Contributions from Summit Properties related to:
    Proceeds from dividend reinvestment and stock purchase
      plans.................................................        --          --        77       7,596      7,673
    Exercise of stock options...............................        --          --        10       1,004      1,014
    Repurchase of common stock..............................        --          --        (2)       (195)      (197)
    Issuance of restricted stock grants.....................        --          --        (3)       (262)      (265)
    Amortization of restricted stock grants.................                               8         740        748
    Issuance of contingent stock grants.....................        --          --        (5)       (458)      (463)
    Amortization of contingent stock grants.................        --          --         6         624        630
  Issuance of employee notes receivable.....................        --          --       (39)     (3,901)    (3,940)
  Repayments of employee notes receivable...................        --          --        32       3,149      3,181
  Issuance of common units -- purchase of communities.......        --          --        19       1,881      1,900
  Redemption of common units -- sale of communities.........        --          --      (176)    (17,389)   (17,565)
  Distributions to preferred unitholders....................        --          --      (124)    (12,296)   (12,420)
  Net income................................................        --          --       773      76,543     77,316
                                                               -------     -------    ------    --------   --------
Balance, December 31, 2001..................................   $82,713     $53,547    $4,687    $390,900   $531,847
                                                               =======     =======    ======    ========   ========

See notes to consolidated financial statements.

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
Cash flows from operating activities:
 Net income.................................................  $  77,316   $  86,814   $  59,760
 Adjustments to reconcile net income to net cash provided by operating activities:
   Impairment loss on technology investments................      1,217          --          --
   (Income) loss on equity investments......................       (547)      1,178         615
   Gain on sale of real estate assets.......................    (34,435)    (38,510)    (17,427)
   Depreciation and amortization............................     41,836      39,387      35,304
   Increase in restricted cash..............................     (3,087)     (3,633)     (4,722)
   Increase in other assets.................................       (996)       (631)       (685)
   (Decrease) increase in accrued interest payable..........       (696)        711         212
   Decrease in accounts payable and accrued expenses........     (1,107)     (2,187)     (7,000)
   (Decrease) increase in security deposits and prepaid
     rents..................................................       (535)        259        (338)
                                                              ---------   ---------   ---------
   Net cash provided by operating activities................     78,966      83,388      65,719
                                                              ---------   ---------   ---------
Cash flows from investing activities:
 Construction of real estate assets and land acquisitions,
   net of payables..........................................   (117,079)   (173,473)   (127,764)
 Purchase of communities....................................         --     (33,373)         --
 Proceeds from sale of communities..........................    147,980     105,131     110,873
 Capitalized interest.......................................    (11,080)    (11,117)     (7,888)
 Investment in real estate joint venture....................     (4,285)         --          --
 Recurring capital expenditures, net of payables............     (4,889)     (5,371)     (6,357)
 Non-recurring capital expenditures.........................     (4,588)     (2,965)     (5,348)
 Decrease (increase) in notes receivable....................        118       2,971      (3,267)
                                                              ---------   ---------   ---------
   Net cash provided by (used in) investing activities......      6,177    (118,197)    (39,751)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
 Net (repayments) borrowing on line of credit...............    (47,500)     63,500     (75,500)
 Borrowings on unsecured bonds..............................         --          --      25,000
 Proceeds from issuance of mortgage debt....................         --      48,340          --
 Repayments of unsecured notes..............................         --     (15,000)         --
 Borrowings on unsecured medium-term notes..................     60,000      52,000          --
 Repayments on unsecured medium-term notes..................    (30,000)    (25,000)         --
 Repayments of mortgage debt................................     (5,436)     (8,548)     (5,077)
 Repayments of tax exempt bonds.............................       (660)     (1,025)     (1,155)
 Increase in deferred financing costs.......................     (1,212)     (2,481)       (467)
 Distributions to common unitholders........................    (56,252)    (53,253)    (53,186)
 Distributions to Series B preferred unitholders............     (7,608)     (7,608)     (5,121)
 Distributions to Series C preferred unitholders............     (4,812)     (4,812)     (1,577)
 Issuance of employee notes receivable......................     (3,940)    (10,793)     (2,385)
 Repayments of employee notes receivable....................      3,181       1,385          --
   Net proceeds from Series B preferred units...............         --          --      82,718
   Net proceeds from Series C preferred units...............         --          --      53,552
 Contributions from Summit Properties Inc. related to:
   Net proceeds from dividend reinvestment and stock
     purchase plans.........................................      7,673       4,797      15,341
   Exercise of stock options................................      1,014       2,085         182
   Decrease in advance proceeds from direct stock purchase
     plan...................................................         --          --      (9,474)
   Repurchase of Summit's common stock......................       (197)     (8,020)    (47,526)
   Repurchase of common units in Operating Partnership......         --      (1,759)         --
   Issuance of restricted stock awards......................       (728)         19          --
                                                              ---------   ---------   ---------
 Net cash (used in) provided by financing activities........    (86,477)     33,827     (24,675)
                                                              ---------   ---------   ---------
Net (decrease) increase in cash and cash equivalents........     (1,334)       (982)      1,293
Cash and cash equivalents, beginning of year................      3,148       4,130       2,837
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of year......................  $   1,814   $   3,148   $   4,130
                                                              =========   =========   =========
Supplemental disclosure of cash flow information -- Cash
 paid for interest, net of capitalized interest.............  $  40,550   $  37,938   $  37,070
                                                              =========   =========   =========

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless the context otherwise requires, all references to "we," "our" or "us" in this report refer collectively to Summit Properties Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), and its subsidiaries. All references to "Summit" in this report refer to Summit Properties Inc., a Maryland corporation and the sole general partner of the Operating Partnership.

1.  ORGANIZATION AND FORMATION

We were formed on January 14, 1994 to conduct the business of developing, leasing and managing multifamily apartment communities for Summit. On February 15, 1994, Summit completed an initial public offering of 10 million shares of common stock, par value $0.01 per share. In connection with the initial public offering, we consummated a business combination involving the partnerships which owned 27 communities and the affiliated entities which provided development, construction, management and leasing services to each of the communities prior to the initial public offering. A portion of the proceeds from the initial public offering was used by Summit to acquire an economic and voting interest in the Operating Partnership, which was formed to succeed to substantially all of the interests of the property partnerships in the communities and the operations of the Summit entities. Summit became our sole general partner and majority owner upon completion of the initial public offering. Summit is a self-administered and self-managed equity real estate investment trust ("REIT").

Summit conducts all of its business through the Operating Partnership and its subsidiaries. As of December 31, 2001, Summit held 88.4% of our outstanding partnership interests, consisting of a 1% general partner interest and an 87.4% limited partner interest. We are obligated to redeem each common unit of limited partnership interest at the request of the holder for cash equal to the fair market value of one share of Summit's common stock, except that we may elect to have Summit acquire each common unit presented for redemption for one share of its common stock. Formerly, Summit had the right to elect to issue shares of its common stock in connection with a redemption of common units. This right was assigned to us by Summit. With each redemption of outstanding common units for common stock, Summit's percentage ownership interest in the Operating Partnership will increase. In addition, whenever Summit issues shares of common stock, Summit will contribute any resulting proceeds to us and we will issue an equivalent number of common units to Summit.

Distributions to holders of common units are made to enable distributions to be made to Summit stockholders under Summit's dividend policy. Federal income tax laws require Summit, as a REIT, to distribute 90% of its ordinary taxable income. We make distributions to Summit to enable it to satisfy this requirement.

2.  BASIS OF PRESENTATION

All significant intercompany accounts and transactions have been eliminated in consolidation. We own 1% of the voting stock and 99% of the non-voting stock of the Management Company. The remaining 99% of voting stock and 1% of non-voting stock are held by one of the Co-Chairmen of Summit's Board of Directors. As a result of this stock ownership, we have a 99% economic interest and the Co-Chairman has a 1% economic interest in the Management Company. Because of our ability to exercise significant influence, the Management Company is accounted for under the equity method of accounting. The Management Company is not considered material to our consolidated financial statements taken as a whole.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REAL ESTATE ASSETS AND DEPRECIATION -- We record our real estate assets at cost less accumulated depreciation and, if necessary, adjust carrying value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" by reviewing whether the sum of the estimated future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset. Assets to be disposed of are recorded at the lower of carrying amount or fair value less costs to sell. No impairment existed as of December 31, 2001.

Expenditures directly related to the acquisition, development and improvement of real estate assets are capitalized at cost as land, buildings and improvements. Improvements are categorized as either non-recurring or recurring capitalized expenditures. Non-recurring capitalized expenditures primarily consist of the cost of improvements such as new garages, water submeters, gated security access and improvements made in conjunction with major renovations of apartment homes. Recurring capitalized expenditures consist primarily of floor coverings, furniture, appliances and equipment and exterior paint and carpentry. All of these expenditures are capitalized and depreciated over the estimated useful lives of the assets (buildings -- 40 years; building improvements -- 5 to 15 years; land improvements -- 15 years; furniture, fixtures and equipment -- 5 to 7 years).

Repairs and maintenance, such as landscaping maintenance, interior painting and cleaning and supplies used in such activities, are expensed as incurred. We record the cost of all repairs and maintenance, including planned major maintenance activities, recurring capital expenditures and non-recurring capital expenditures as incurred and do not accrue for such costs in advance.

Interest costs incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. Interest capitalized was $11.1 million in 2001, $11.1 million in 2000 and $7.9 million in 1999.

We capitalize the cost of our development department to the projects currently under construction at a rate of 3.0% of such construction costs. Such costs are then depreciated over the lives of the constructed assets upon their completion. Such costs capitalized were $4.9 million in 2001, $5.4 million in 2000 and $4.5 million in 1999.

RENTAL REVENUE RECOGNITION -- We lease our residential properties under operating leases with terms generally one year or less. Rental revenue is recognized on the accrual method of accounting as earned, which is not materially different from revenue recognition on a straight-line basis. We lease our office and retail space under operating leases with terms ranging from two to ten years. Rental revenue for office and retail spaces is recognized on a straight-line basis over the lives of the respective leases. Future minimum rental payments to be received under our current office leases are as follows (in thousands):

2002.......................................................   $1,259
2003.......................................................    1,335
2004.......................................................    1,302
2005.......................................................    1,335
2006.......................................................    1,249
Thereafter.................................................    3,415
                                                              ------
                                                              $9,895
                                                              ======

Of the amounts listed above, $6.8 million represents amounts to be received from Summit Management Company (the "Management Company"), which performs all management and leasing activities for us, as well as management and leasing activities for third parties.

CASH AND CASH EQUIVALENTS -- For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH -- Restricted cash is comprised primarily of resident security deposits, bond repayment escrows, replacement reserve escrows, and proceeds from apartment community sales deposited with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations.

DEFERRED FINANCING COSTS -- Deferred financing costs include fees and costs incurred in conjunction with long-term financings and are amortized on the straight-line method over the terms of the related debt, which approximates the effective interest method.

ADVERTISING COSTS -- We expense advertising costs as incurred.

EQUITY METHOD INVESTMENTS -- We consolidate investments, including joint ventures, in which we have control, generally those in which we have a direct voting interest of more than 50%. We record investments in which we exercise significant influence in accordance with APB Opinion No. 18 and AICPA Statement of Position 78-9.

PER UNIT DATA -- Basic earnings per common unit are computed based upon the weighted average number of common units outstanding during the respective period. The difference between "basic" and "diluted" weighted average common units is the dilutive effect of Summit's stock options outstanding. The number of shares added to weighted average common units outstanding for the diluted calculation was 310,227 in 2001, 200,618 in 2000 and 70,991 in 1999. Dilution
caused by these options decreased earnings per common unit by $0.02 in 2001 and 2000 and had no effect on earnings per common unit in 1999.

ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS -- On June 29, 2001, the Financial Accounting Standards Board approved SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 142 is effective for us beginning January 1, 2002 and we do not expect its adoption to be material to our financial position and results of operations.

The Financial Accounting Standards Board has approved SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, including legal obligations that result from the acquisition, construction, development and/or the normal operation of long-lived assets. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are evaluating the impact of the adoption of this standard and have not yet determined the effect of adoption on our financial position and results of operations.

The Financial Accounting Standards Board has approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " and amends Accounting Principles Bulletin ("APB") No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, this standard retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. SFAS No. 144 is effective for us beginning January 1, 2002 and we do not expect its adoption to have a material impact on our financial position and results of operations.

RECLASSIFICATIONS -- Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

4.  REAL ESTATE JOINT VENTURES

We own a 25% equity interest in a joint venture named Station Hill, LLC ("Station Hill"), in which we and Hollow Creek, LLC, a subsidiary of a major financial services company, are members. We are entitled to 25% of the joint venture's cash flow based on our equity interest. If certain benchmarks are achieved in the future, we would be entitled to a preferred return in excess of 25% of the cash flow. The operating agreement of the joint venture provides that we will be entitled to 25% of the net proceeds upon liquidation of Station Hill, although our interest in the residual value of the joint venture could increase above or decrease below 25%. Our interest the in residual value of the joint venture could decrease below 25% only if we had received a preferred return on cash flow at any time prior to liquidation. Any such decrease would be limited to the extent of the preferred return. Station Hill is accounted for on the equity method of accounting and, therefore, our 25% equity interest is presented in "(Income) Loss on equity investments: Real estate joint ventures" in our consolidated statements of earnings.

On August 1, 2001, Station Hill sold an apartment community located in Tampa, Florida formerly known as Summit Station (230 apartment homes) for $11.9 million. The disposition of Summit Station resulted in the recognition of a gain on sale by Station Hill of $1.1 million, of which our 25% equity share was $271,000.

The following is a condensed balance sheet and income statement for Station Hill as of and for the years ended December 31, 2001 and 2000. The balance sheet and income statement set forth below reflect the financial position and operations of Station Hill in its entirety, not just our interest in the joint venture.

                                                                BALANCE SHEET
                                                              -----------------
                                                               (IN THOUSANDS)
                                                               2001      2000
                                                              -------   -------
Cash and cash equivalents...................................  $   901   $ 1,988
Real estate assets, net.....................................   74,261    86,873
Other assets................................................      283       362
                                                              -------   -------
          Total assets......................................  $75,445   $89,223
                                                              =======   =======
Mortgages payable...........................................  $59,536   $68,657
Other liabilities...........................................      575     1,245
Partners' capital...........................................   15,334    19,321
                                                              -------   -------
          Total liabilities and partners' capital...........  $75,445   $89,223
                                                              =======   =======

                                                              INCOME STATEMENT
                                                              -----------------
                                                               (IN THOUSANDS)
                                                               2001      2000
                                                              -------   -------
Revenues....................................................  $11,829   $12,404
Expenses
  Property operating........................................    4,260     4,422
  Depreciation and amortization.............................    3,071     3,013
  Interest..................................................    4,338     4,625
                                                              -------   -------
          Total expenses....................................   11,669    12,060
                                                              -------   -------
Income before gain on sale of real estate assets............      160       344
Gain on sale of real estate assets..........................    1,082        --
                                                              -------   -------
Net income..................................................  $ 1,242   $   344
                                                              =======   =======

We own a 49% interest in a joint venture which developed an apartment community located in Atlanta, Georgia known as Summit Cheshire Bridge. This joint venture is accounted for under the equity method of accounting and its operating results are presented in "(Income) loss on equity investments: Real estate joint ventures" in our consolidated statements of earnings. The construction costs were funded primarily through a construction loan to the joint venture from an unrelated third party equal to 100% of the construction costs. We had the right to purchase our joint venture partner's interest in the joint venture, but decided subsequent to December 31, 2001 not to exercise this option which expired on January 17, 2002. Due to our decision not to purchase our joint venture partner's interest, we were required to make a capital contribution of 25% of the joint venture's total construction loan amount, or $6.8 million. We made our contribution on February 15, 2002. This contribution did not change our equity interest in the joint venture. The balance sheet and income statement information for the joint venture is not material to our consolidated financial statements taken as a whole.

On May 25, 2001, we contributed $4.2 million for a 29.78% interest in a joint venture that owns substantially all of the interests in a limited liability company that will develop, through a third party contractor, an apartment community in Miami, Florida. The community will consist of 323 apartment homes and 17,795 square feet of office/retail space. The construction costs are being funded through the equity which the joint venture contributed to the limited liability company and by a loan to that company from an unrelated third party. In the event that construction costs exceed the construction loan amount, we have agreed to lend to the joint venture, which will in turn advance to the limited liability company, the amount required to fund such cost overruns. This loan would accrue interest at the rate of eleven percent (11%) per year. Upon completion of construction, the joint venture will pay, or refinance, the construction loan. In the event the limited liability company defaults on the construction loan, we have the right, under certain circumstances, to cure the defaults, keep the construction loan in place and complete construction of the community. The joint venture has also acquired an adjacent piece of land. We are serving as the managing member of the joint venture, and the Management Company will be the property management company for the project after construction completion. This project is accounted for on the equity method of accounting.

5.  PROPERTY MANAGEMENT AND RELATED PARTY TRANSACTIONS

In conjunction with our formation, construction, management and leasing activities for third parties were transferred to the Management Company and its wholly-owned subsidiary, Summit Apartment Builders, Inc. (the "Construction Company").

The Management Company also provides property management services to our communities. Total fees for management services provided to our communities were $6.5 million in 2001, $5.7 million in 2000 and $5.0 million in 1999.

Third party apartment homes under management were 1,004 in 2001, 1,723 in 2000 and 2,435 in 1999. Property management fees included $913,000 in 2001, $1.1 million in 2000 and $1.3 million in 1999. Property management fees from third parties as a percentage of total property management revenues were 12.4% in 2001, 16.1% in 2000 and 20.3% in 1999.

In addition, the Management Company provides management services to apartment communities held by partnerships in which certain of Summit's directors are general partners. The Management Company received management fees of $253,000 in 2001, $253,000 in 2000 and $239,000 in 1999 for the performance of such services.

Construction Company revenue consists of fees on contracts with the Operating Partnership. Revenue from construction contracts was $2.7 million in 2001, $2.5 million in 2000 and $1.8 million in 1999. The Construction Company's profits on these contracts are eliminated in consolidation against our investment in real estate. We had amounts payable to the Construction Company of $7.0 million as of December 31, 2001 and $9.0 million as of December 31, 2000. This amount is included in "Accounts payable and accrued expenses" in the accompanying consolidated balance sheets. Also included in the accompanying consolidated balance sheets under the caption "Other assets" is a receivable from the Construction Company of $3.0 million as of December 31, 2001 and $2.1 million as of December 31, 2000 as a result of construction advances.

The Management Company leases office space from one of our communities, Summit Grandview. Scheduled rental payments to be received from the Management Company through the lease expiration of September 30, 2010 are $6.8 million.

The consolidated statements of earnings of the Management Company and the Construction Company are summarized below (in thousands):

                                                            2001      2000      1999
                                                           -------   -------   ------
Revenues:
  Management fees charged to Operating Partnership.......  $ 6,473   $ 5,735   $4,972
  Third party management fee revenue.....................      913     1,103    1,263
  Construction revenue charged to Operating
     Partnership.........................................    2,701     2,494    1,774
  Gain on sale of real estate assets.....................       --       238       --
  Other..................................................      455       372      844
                                                           -------   -------   ------
          Total revenues.................................   10,542     9,942    8,853
                                                           -------   -------   ------
Expenses:
  Operating..............................................    9,177     9,398    8,699
  Depreciation...........................................      319       313      284
  Amortization...........................................      298       303      289
  Interest...............................................      300       677      300
                                                           -------   -------   ------
          Total expenses.................................   10,094    10,691    9,572
                                                           -------   -------   ------
Income (loss) before extraordinary items.................      448      (749)    (719)
Extraordinary items......................................       --       (30)      --
                                                           -------   -------   ------
Net income (loss)........................................  $   448   $  (779)  $ (719)
                                                           =======   =======   ======

6.  NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                            INTEREST      PRINCIPAL OUTSTANDING
                                                           RATE AS OF          DECEMBER 31,
                                                          DECEMBER 31,    ----------------------
                                                              2001          2001         2000
                                                          ------------    ---------    ---------
FIXED RATE DEBT
  SECURED DEBT:
  Mortgage Loan.........................................     6.76%        $137,321     $140,550
  Mortgage Loan.........................................     8.00%           8,161        8,272
  Mortgage Notes........................................  6.75%-8.00%      143,967      154,229
  Tax exempt Mortgage Note..............................     6.95%           3,918        3,985
                                                                          --------     --------
          Total Secured Debt............................                   293,367      307,036
  UNSECURED DEBT:
  7.87% Medium-Term Notes due 2003......................     7.87%          17,000       17,000
  8.037% Medium-Term Notes due 2005.....................     8.04%          25,000       25,000
  7.04% Medium-Term Notes due 2006......................     7.04%          25,000           --
  7.59% Medium-Term Notes due 2009......................     7.59%          25,000       25,000
  8.50% Medium-Term Notes due 2010......................     8.50%          10,000       10,000
  7.703% Medium-Term Notes due 2011.....................     7.70%          35,000           --
  6.80% Notes due 2002..................................     6.80%          25,000       25,000
  6.63% Notes due 2003..................................     6.63%          30,000       30,000
  6.95% Notes due 2004..................................     6.95%          50,000       50,000
  7.20% Notes due 2007..................................     7.20%          50,000       50,000
  Bank Note due 2002....................................     7.85%          16,000       16,000
  6.75% Medium-Term Notes paid 2001.....................                        --       30,000
                                                                          --------     --------
          Total Unsecured Debt..........................                   308,000      278,000
                                                                          --------     --------
          Total Fixed Rate Debt.........................                   601,367      585,036
                                                                          --------     --------
VARIABLE RATE DEBT
  SECURED DEBT:
  Tax Exempt Bonds......................................     3.10%          22,193       37,363
  UNSECURED DEBT:
  Credit Facility.......................................  LIBOR + 100       94,000      141,500
                                                                          --------     --------
          Total Variable Rate Debt......................                   116,193      178,863
                                                                          --------     --------
TOTAL OUTSTANDING INDEBTEDNESS..........................                  $717,560     $763,899
                                                                          ========     ========

The one-month London Interbank Offered Rate (LIBOR) as of December 31, 2001 was 1.87%.

MORTGAGE LOANS -- The 6.76% mortgage loan requires monthly principal and interest payments on a 20-year, 8-month amortization schedule with a balloon payment due at maturity in October 2008.

The 8.00% mortgage loan requires monthly principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity in September 2005.

MORTGAGE NOTES -- The mortgage notes bear interest at fixed rates ranging from 6.75% to 8.00% and require either monthly interest payments only or monthly interest and principal payments over the lives of the notes which have maturities that range from the year 2005 to 2020. The weighted average interest rate and debt maturity as of December 31, 2001 for these mortgage notes were 7.24% and six years.

TAX EXEMPT MORTGAGE NOTE -- The tax exempt mortgage note bears interest at a fixed rate of 6.95% and requires monthly interest and principal payments over the life of the note which matures November 2025.

MEDIUM-TERM NOTES -- On April 20, 2000, we commenced a new program for the sale of up to $250.0 million aggregate principal amount of medium-term notes ("MTNs") due nine months or more from the date of issuance. During the year ended December 31, 2001, we issued notes with an aggregate principal amount of $60.0 million in connection with the new MTN program, including (a) $25.0 million of notes which are due on May 9, 2006 and bear interest at 7.04% per year and (b) $35.0 million of notes which are due on May 9, 2011 and bear interest at 7.703% per year. We had notes with an aggregate principal amount of $112.0 million outstanding in connection with the new MTN program as of December 31, 2001.

On May 29, 1998, we established a program for the sale of up to $95.0 million aggregate principal amount of MTNs due nine months or more from the date of issuance. We had notes with an aggregate principal amount of $25.0 million outstanding in connection with this MTN program as of December 31, 2001. As a result of the commencement of the $250.0 million MTN program, we cannot issue any additional notes under the $95.0 million MTN program.

UNSECURED NOTES -- The unsecured notes consist of $25.0 million of notes due 2002, $30.0 million of notes due 2003, $50.0 million of notes due 2004 and $50.0 million of notes due 2007. The unsecured notes require semi-annual interest payments until the end of the respective terms. The medium-term notes and unsecured notes require that we comply with certain affirmative, negative and financial covenants. We were in compliance with these covenants as of December 31, 2001.

UNSECURED BANK NOTE -- The unsecured bank note represents a $16.0 million note requiring quarterly interest only payments until the maturity date in August 2002. This note requires that we comply with certain affirmative, negative and financial covenants. We were in compliance with these covenants as of December 31, 2001.

UNSECURED CREDIT FACILITY -- We have a syndicated unsecured line of credit in the amount of $225.0 million. The credit facility provides funds for new development, acquisitions and general working capital purposes. Loans under the credit facility bear interest at LIBOR plus 100 basis points. The spread component of the aggregate interest rate will change in the event of an upgrade or downgrade of our unsecured credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The credit facility is repayable monthly on an interest only basis with principal due at maturity. Amounts are borrowed for thirty, sixty or ninety day increments at the appropriate interest rates for such time period. Therefore, amounts are borrowed and repaid within those thirty, sixty or ninety day periods. The credit facility's initial three-year term was scheduled to expire on September 26, 2003. On July 6, 2001, we closed on a one-year extension option under this credit facility. The new maturity date is September 26, 2004, and all other terms and covenants of the credit facility remain unchanged. The credit facility had an average interest rate of 4.99% in 2001, 7.20% in 2000 and 6.06% in 1999 and an average balance outstanding of $113.5 million in 2001, $119.8 million in 2000 and $99.2 million in 1999. In addition, the maximum outstanding principal amount was $146.5 million in 2001, $174.0 million in 2000 and $176.0 million in 1999. As of December 31, 2001, the outstanding balance of the credit facility was $94.0 million, leaving $131.0 million of remaining availability on the $225.0 million commitment.

The credit facility also provides a bid sub-facility equal to a maximum of fifty percent of the total facility ($112.5 million). This sub-facility provides us with the choice to place borrowings in fixed LIBOR contract periods of thirty, sixty, ninety and one hundred eighty days. We may have up to seven fixed LIBOR contracts outstanding at any one time. Upon proper notifications, all lenders participating in the credit facility may, but are not obligated to, participate in a competitive bid auction for these fixed LIBOR contracts.

The credit facility requires that we comply with certain affirmative, negative and financial covenants. We were in compliance with these covenants as of December 31, 2001.

VARIABLE RATE TAX EXEMPT BONDS -- The average effective interest rate of the variable rate tax exempt bonds was 4.21% for the year ended December 31, 2001. These bonds bear interest at various rates set by a remarketing agent at the demand note index plus 0.50%, set weekly, or the lowest percentage of prime which allows the resale at a price of par. The bonds contain covenants which require that we lease or hold for lease 20% of the apartment homes for moderate-income residents. The bonds require maintenance of letters of credit or surety bonds (credit enhancements) aggregating to $23.0 million as of December 31, 2001. The credit enhancements provide for a principal amortization schedule which approximates a 25-year term during the term of the credit enhancement.

Real estate assets with a net book value of $423.9 million serve as collateral for the various debt agreements.

The aggregate maturities of all debt for each of the years ending December 31 are as follows (in thousands):

                                          FIXED RATE   FIXED RATE   FIXED RATE   TAX EXEMPT   UNSECURED
                                           MORTGAGE     MORTGAGE    UNSECURED     VARIABLE     CREDIT
                                            LOANS        NOTES        NOTES      RATE BONDS   FACILITY     TOTAL
                                          ----------   ----------   ----------   ----------   ---------   --------
2002....................................   $  3,532     $  2,187     $ 41,000     $   460      $    --    $ 47,179
2003....................................      3,780        2,344       47,000         460           --      53,584
2004....................................      4,044        2,510       50,000         460       94,000     151,014
2005....................................     11,947       29,576       25,000         460           --      66,983
2006....................................      4,467       35,659       25,000         460           --      65,586
Thereafter..............................    117,712       75,609      120,000      19,893           --     333,214
                                           --------     --------     --------     -------      -------    --------
                                           $145,482     $147,885     $308,000     $22,193      $94,000    $717,560
                                           ========     ========     ========     =======      =======    ========

7.  ACQUISITIONS AND DISPOSITIONS

During the year ended December 31, 2001, we sold one parcel of land and nine communities comprising 2,189 apartment homes for an aggregate sales price of $167.6 million, resulting in an aggregate net gain on sale of $34.4 million. Net proceeds from three of the nine communities, equaling $31.7 million, were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. The parcel of land was located in Richmond, Virginia and the nine communities sold were the former Summit Palm Lake, Summit Arbors, Summit Radbourne, Summit Lofts, Summit Gateway, Summit Stony Point, Summit Deerfield, Summit Walk and Summit Waterford.

During the year ended December 31, 2001, Station Hill, LLC, in which we own a 25% interest, sold a community, the former Summit Station, for $11.9 million. This sale resulted in the recognition of a gain on sale by the joint venture of $1.1 million, of which we recorded $271,000 in "(Income) loss on equity investments: Real estate joint ventures" in the consolidated statement of earnings. The purchaser of Summit Station assumed an $8.3 million mortgage and paid the balance of the purchase price in cash.

During the year ended December 31, 2001, we acquired no communities.

During the year ended December 31, 2000, we sold seven communities comprising 1,676 apartment homes for an aggregate sales price of $103.9 million, resulting in a gain on sale of $38.5 million. Net proceeds from six of the seven disposition communities, equaling $78.1 million, were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. The communities sold were the former Summit Creekside, Summit Eastchester, Summit Sherwood, Summit River Crossing, Summit Blue Ash, Summit Park and Summit Village.

On August 1, 2000, we purchased our joint venture partner's interest in each of two communities, Summit Shiloh (182 apartment homes) and Summit Sweetwater (308 apartment homes), for an aggregate purchase price of $36.0 million. We formerly owned a 49% interest in separate joint ventures that developed these communities. The acquisitions were primarily financed with the issuance of 96,455 common units valued at $2.2 million and the payment of $33.8 million in cash.

The following summary of selected unaudited pro forma results of operations presents information as if the purchase of our joint venture partner's interest in each of Summit Sweetwater and Summit Shiloh had occurred at the beginning of each period presented. The pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (in thousands, except per share amounts):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Total revenues..............................................   $192,582     $178,112
                                                               ========     ========
Net income..................................................   $ 63,218     $ 46,020
                                                               ========     ========
Net income per share
  Basic.....................................................   $   2.40     $   1.66
                                                               ========     ========
  Diluted...................................................   $   2.38     $   1.66
                                                               ========     ========

During the year ended December 31, 1999, we sold seven communities comprising 1,518 apartment homes for an aggregate sales price of $76.0 million, resulting in a gain on sale of $17.4 million. Net proceeds from the seven communities, equaling $54.4 million, were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. The communities sold were the former Summit Hampton, Summit Oak, Summit Beacon Ridge, Summit Perico, Summit McIntosh, Summit Heron's Run and Summit East Ridge.

During the year ended December 31, 1999, we acquired no communities.

As of December 31, 2001, we had one apartment community, Summit Breckenridge, located in Richmond, Virginia, under contract for sale. Summit Breckenridge is expected to be sold during the second quarter of 2002. The sale of Summit Breckenridge is subject to customary closing conditions. The assets of Summit Breckenridge were recorded at the lower of cost or fair value less costs to sell, or $8.0 million, as of December 31, 2001. The property operating income from Summit Breckenridge represented less than 1.5% of our property operating income for the year ended December 31, 2001. Proceeds from the sale of Summit Breckenridge are expected to be used to fund future development.

8.  INCOME TAXES

In accordance with partnership taxation, each partner is responsible for reporting its share of taxable income or loss. Accordingly, no provision has been made for federal, state or local income taxes in the accompanying consolidated financial statements.

Financial Accounting Standard No. 109, "Accounting for Income Taxes" requires a public enterprise to disclose the aggregate difference in the basis of its net assets for financial and tax reporting purposes. The carrying value reported in our consolidated financial statements exceeded the tax basis by $100.0 million as of December 31, 2001 and $122.8 million as of December 31, 2000.

9.  NOTES RECEIVABLE FROM EMPLOYEES

On September 8, 1997, Summit's Board of Directors approved a Statement of Company Policy, which has subsequently been amended and restated by the Board from time to time, on loans to executive officers and certain key employees relating to purchases of Summit's common stock. Pursuant to the loan program, Summit may lend amounts to certain of its executive officers and key employees for one or more of the following purposes: (a) to finance the purchase of Summit's common stock on the open market at the then-current market prices; (b) to finance the payment of the exercise price of one or more stock options to purchase shares of common stock granted under Summit's 1994 Stock Option and Incentive Plan, as amended and restated; or (c) to finance the annual tax liability or other expenses related to the vesting of shares of Summit's common stock which constitute a portion of a restricted stock award granted under the 1994 Stock Option and Incentive Plan. Unless otherwise determined on a case-by-case basis by Summit's Board of Directors or its compensation committee, the maximum aggregate amount Summit may loan to an executive officer is $500,000, and the maximum aggregate amount Summit may loan to a qualified employee other than an executive officer is $200,000. Each outstanding note bears interest at a rate established on the date of the note, is full recourse to the officers and employees and is collateralized by the shares of common stock which are the subject of the loans. The notes are payable through the application to the outstanding loan balance of all dividends and distributions related to the collateral stock, first to interest, with the remainder, if any, to outstanding principal. Each outstanding note becomes due and payable in full on the tenth anniversary of the respective note. As of December 31, 2001, we had loans receivable in the net amount of $14.5 million. Interest income recorded related to the notes was $856,000 in 2001, $677,000 in 2000 and $248,000 in 1999.

10.  COMMITMENTS AND CONTINGENCIES

The estimated cost to complete six development projects currently under construction was $95.4 million as of December 31, 2001. Anticipated construction completion dates of the projects range from the second quarter of 2002 to the fourth quarter of 2003.

We rent office space in several locations. Rental expense amounted to $108,000 in 2001, $108,000 in 2000 and $170,000 in 1999 ($882,000 in 2001, $848,000 in
2000 and $481,000 in 1999 including amounts recorded by the Management Company).

Future minimum rental payments to be made for those operating leases (including those of the Management Company) that have initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

YEARS ENDING DECEMBER 31:
-------------------------
2002........................................................  $  961
2003........................................................     839
2004........................................................     738
2005........................................................     761
2006........................................................     783
Thereafter..................................................   3,151
                                                              ------
                                                              $7,233
                                                              ======

Of the amounts shown above, $6.8 million of the total minimum rental payments are for the Management Company's lease of office space in Summit Grandview.

On January 19, 2000, we entered into a real estate purchase agreement with a third-party real estate developer. Under the terms of the agreement, we have agreed to purchase upon completion a "Class A" mixed-use community, which will be called Summit Brickell, and is located in Miami, Florida. We will purchase Summit Brickell upon the earlier of one year after construction completion or the achievement of 80% occupancy. We may extend this closing obligation for six months after the initial purchase period. We expect to close on the purchase of Summit Brickell during late 2002 or in 2003. The final purchase price will be determined based on actual construction costs plus a bonus to the developer based on the capitalized income of the property at the time of purchase. The purchase price is expected to range from $50.5 million to $60.0 million. The purchase of Summit Brickell is subject to customary closing conditions. We have issued a letter of credit in the amount of $13.0 million, which will serve as a credit enhancement to the developer's construction loan. In the event that any amount under the letter of credit is drawn upon, we shall be treated as having issued a loan to the developer in the amount of such draw. Any such loan will accrue interest at a rate of eighteen percent (18%) per annum.

The Operating Partnership is managed by Summit, in its capacity as the general partner of the Operating Partnership. Consequently, the Operating Partnership has no directors or executive officers. Summit has employment agreements with all of its executive officers. The employment agreement for one of Summit's executive officers provides for the payment of severance benefits in certain circumstances. Generally, these benefits provide for the payment of the executive officer's salary for a period of up to the remaining term of the employment agreement. In addition, most of the executive officers have severance agreements that provide for the payment of severance benefits of up to three times such officer's annual base salary and cash bonus in the event of the termination of the officer's employment under certain circumstances following certain "change in control" or "combination transactions" involving a consolidation or merger. The benefits payable under the terms of the severance agreements are subject to reduction by the amount of any severance benefits payable under applicable employment agreements.

Summit has employment agreements with two of its former executive officers, both of whom resigned from such executive positions, but who remain as employees and have agreed to provide various services to Summit from time to time over the next ten years. Each employment agreement requires that Summit pay to the former officers a base salary aggregating up to $2.1 million over the period from July 1, 2001 to December 31, 2011. Either party can terminate the employment agreements, effective 20 business days after written notice is given. The full base salary amount due shall be payable through 2011 whether or not the agreements are terminated earlier in accordance with their terms.

We are obligated to redeem each common unit at the request of the holder for cash equal to the fair market value of one share of Summit's common stock, except that we may elect to have Summit acquire each common unit presented for redemption for one share of its common stock (subject to adjustment).

11.  EMPLOYEE BENEFIT PLANS

PROFIT SHARING PLAN

Summit has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. The employees of Summit, the Operating Partnership and its subsidiaries are eligible to contribute to the plan beginning on the first day of the second calendar quarter after they are employed. Our matching contributions begin on the same date as the employee's contributions and are equal to one-half of each employee's contribution up to a maximum of 3% of each employee's compensation. We made aggregate contributions of $329,000 in 2001, $349,000 in 2000 and $306,000 in 1999.

STOCK OPTION PLAN

In 1994, Summit established the 1994 Stock Option and Incentive Plan under which 1,000,000 shares of its common stock were reserved for issuance and under which employees of Summit, the Operating Partnership and its subsidiaries are eligible to participate. The incentive plan was amended and restated in 1998 to, among other things, increase the number of shares of Summit's common stock reserved for issuance from 1,000,000 to 3,000,000 shares. The plan provides that the option price shall not be less than the fair market value of the shares at the date of grant. The options have ten-year lives and vest in three or five annual installments on the anniversaries of the date of grant, except for shares granted to our independent directors, which vest on the date of grant. We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for Summit's stock options. Accordingly, no compensation cost has been recognized for the stock options.

A summary of changes in Summit's common stock options for the three years ended December 31, 2001 is as follows:

                                                                           WEIGHTED AVERAGE
                                                               OPTIONS      EXERCISE PRICE
                                                              ---------    ----------------
     Outstanding as of December 31, 1998....................    547,396         $18.80
YEAR ENDED DECEMBER 31, 1999
  Granted to employees and directors........................    841,000          17.12
  Exercised.................................................    (10,625)         17.91
  Forfeited.................................................    (27,500)         16.62
                                                              ---------
     Outstanding as of December 31, 1999....................  1,350,271          17.81
YEAR ENDED DECEMBER 31, 2000
  Granted to employees and directors........................    241,000          20.02
  Exercised.................................................   (136,500)         18.01
  Forfeited.................................................   (186,050)         17.59
                                                              ---------
     Outstanding as of December 31, 2000....................  1,268,721          18.24

                                                                           WEIGHTED AVERAGE
                                                               OPTIONS      EXERCISE PRICE
                                                              ---------    ----------------
YEAR ENDED DECEMBER 31, 2001
  Granted to employees and directors........................    270,000          24.51
  Exercised.................................................    (63,414)         17.86
  Forfeited.................................................    (10,700)         16.50
                                                              ---------
     Outstanding as of December 31, 2001....................  1,464,607          19.43
                                                              =========

Exercise prices for options outstanding as of December 31, 2001 ranged from $16.50 to $24.56. The weighted average remaining contractual life of those options is 7.3 years.

Options to purchase 848,408, 635,221 and 556,979 shares of common stock were exercisable as of December 31, 2001, 2000 and 1999, respectively. The weighted average exercise price for the shares exercisable as of December 31, 2001, 2000 and 1999 was $18.82, $18.35 and $18.33, respectively.

The fair value of options granted in 2001 was $2.35 and was estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions: dividend yield of 8.51%, expected volatility of 17%, risk free interest rate of 5.75% and expected lives of ten years.

The fair value of options granted in 2000 was $4.66 per share and was estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions: dividend yields ranging from 7.28% to 7.38%, expected volatility of 20%, risk free interest rate of 5.75% and expected lives of ten years.

The fair value of options granted in 1999 was $1.83 per share and was estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions: dividend yields ranging from 8.39% to 10.10%, expected volatility of 20%, risk free interest rates ranging from 4.7% to 6.1% and expected lives of ten years.

In addition, the incentive plan provides for the grant of stock to Summit employees. Summit granted 26,184 shares of restricted stock under the plan in 2001. The market value of the restricted stock granted in 2001 totaled $647,000 and was recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. During 2001, there were 12,202 shares of restricted stock forfeited by employees no longer employed by a Summit entity and 14,933 shares of restricted stock surrendered to satisfy the income tax liability of the grantees related to the restricted stock grants. The aggregate market value of these forfeited and surrendered shares was $503,000 in 2001. Summit granted 64,499 shares of restricted stock (net of 4,000 shares forfeited and 7,856 shares surrendered to satisfy the income tax liability of grantees) valued at $1.2 million under the plan in 2000. Summit granted 17,699 shares of restricted stock (net of 6,828 shares forfeited) with a market value of $304,000 during 1999. Unearned compensation associated with the restricted stock is being amortized to expense over the vesting periods, which range from three to five years. We recognized expense relative to the stock grants of $98,000 in 2001, $300,000 in 2000 and $365,000 in 1999.

During the year ended December 31, 2001, Summit issued 94,818 shares of restricted stock valued at $2.4 million pursuant to its Performance Stock Award Plan. One-half of these shares, valued at $1.2 million, vested on January 2, 2001, the date of grant, and was accrued and recorded as a component of partners' equity as of December 31, 2000. The remaining balance of $1.2 million was recorded as a component of partners' equity during 2001. Grantees surrendered 18,263 shares with a market value of $463,000 during 2001 to satisfy their income tax liability associated with the shares issued to them under the Performance Stock Award Plan. The remaining shares vest in two equal annual installments on January 2, 2002 and January 2, 2003.

EMPLOYEE STOCK PURCHASE PLAN

In 1996, Summit established a non-qualified employee stock purchase plan. From 1996 through 1999, the plan allowed Summit employees to purchase up to $100,000 per year of Summit's common stock. In December 1999, the plan was amended to decrease the maximum annual purchase amount by a participant from $100,000 to $25,000. The price of the shares of the common stock purchased will be the lesser of 85 percent of the closing price of such shares either on (a) the first day of each six month purchase period, or (b) the last day of each six month purchase period.

Total shares issued under the plan were 8,695 in 2001, 88,848 in 2000 and 144,513 in 1999. The market value of the shares issued was $229,000 in 2001, $1.8 million in 2000 and $2.7 million in 1999. We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the Employee Stock Purchase Plan and, accordingly, no compensation cost is required to be recognized for this plan. An additional 9,828 shares with a market value of $246,000 were issued in January 2002 under the plan.

Had compensation cost for Summit's 1994 Stock Option and Incentive Plan and Employee Stock Purchase Plan been determined based on the fair value at the grant dates, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," our net income and net income per share for the years ended December 31, 2001, 2000 and 1999 would have been as follows (dollars in thousands except per share amounts):

                                                               2001      2000      1999
                                                              -------   -------   -------
Net income as reported......................................  $77,316   $86,814   $59,760
Net income per share -- basic...............................     2.51      2.83      1.86
Net income per share -- diluted.............................     2.49      2.81      1.86
Pro forma net income........................................   76,651    85,444    57,958
Pro forma net income per share -- basic.....................     2.49      2.78      1.80
Pro forma net income per share -- diluted...................     2.46      2.77      1.80

12.  DIVIDEND REINVESTMENT AND DIRECT STOCK PURCHASE PLAN

In November 1997, Summit replaced its existing dividend reinvestment plan with a new dividend reinvestment and direct stock purchase plan. The plan provides both new investors and existing shareholders of Summit's stock (including common stock and other classes of stock which may be outstanding from time to time) with a method to purchase shares of common stock under the Stock Purchase Program component of the plan. The plan also permits shareholders to designate all, a portion or none of the cash dividends on their newly purchased common stock and cash dividends on their existing stock for reinvestment in more shares of Summit's common stock through the Dividend Reinvestment Program component of the plan. With respect to reinvested dividends and optional cash payments, shares of Summit's common stock will be purchased for the plan at a discount ranging from 0% to 5% (established from time to time) from the market price, as more fully described in the prospectus relating to the plan. Common stock will be purchased by the plan's agent (First Union National Bank) directly from Summit or in open market or privately negotiated transactions, as determined from time to time, to fulfill requirements for the plan. At present, we expect that shares usually will be purchased directly from Summit.

13.  BUSINESS SEGMENTS

We develop, operate and acquire "Class A" luxury apartment communities primarily in markets with high growth potential. We develop apartments solely for our own use and do not perform development activities for third parties. All of our communities target middle to upper income, prestige-conscious residents who expect outstanding service and the latest in apartment design technology, as well as convenience. Our communities provide amenities including swimming pools, clubhouses, exercise rooms and "Peak Services." Peak Services include, but are not limited to, Same Day Maintenance Service and Emergency Maintenance available 24 hours a day, business services, package acceptance and delivery, a video library and loaner living accessories. All of our communities market themselves through media advertising. Due to the similarities of our communities and their similar economic characteristics as exhibited through similar long-term financial performance, our communities have been aggregated into one reportable segment.

14.  PREFERRED UNITS

As of December 31, 2001, we had outstanding 3.4 million preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units. We may redeem these preferred units on or after April 29, 2004 for cash at a redemption price equal to the holder's capital account, or at Summit's option, shares of Summit's 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock, or a combination of cash and shares of Summit's 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock. Holders of the Series B preferred units have the right to exchange these preferred units for shares of Summit's Series B preferred stock on a one-for-one basis, subject to adjustment:
(a) on or after April 29, 2009, (b) if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes. Distributions on the Series B preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series B preferred units in the aggregate amount of $7.6 million during each of the years ended December 31, 2001 and 2000.

As of December 31, 2001, we had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. We may redeem these preferred units on or after September 3, 2004 for cash at a redemption price equal to the holder's capital account. Holders of the Series C preferred units have the right to exchange these preferred units for shares of Summit's Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceed 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $4.8 million during each of the years ended December 31, 2001 and 2000.

15.  DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to capital market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We generally do not utilize derivative financial instruments for trading or speculative purposes. On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The cumulative effect of adopting SFAS 133 was not material to our financial statements.

As of December 31, 2001, we had one interest rate swap with a notional amount of $30.0 million, relating to $30.0 million of 6.625% fixed rate notes issued under our MTN program. Under the interest rate swap agreement, through the maturity date of December 15, 2003, (a) we have agreed to pay to the counterparty the interest on a $30.0 million notional amount at a floating interest rate of three-month LIBOR plus 11 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate. The floating rate as of December 31, 2001 was 1.98%. The fair value of the interest rate swap was $1.8 million as of December 31, 2001. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded as a reduction of the related debt instrument. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under SFAS 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

16.  COMMON STOCK REPURCHASE PROGRAM

On March 12, 2000, Summit's Board of Directors authorized a common stock repurchase program pursuant to which Summit was authorized to purchase up to an aggregate of $25.0 million of currently issued and outstanding shares of its common stock. During 2001, Summit's Board of Directors increased the size of this common stock repurchase program to $56.0 million. All repurchases have been, and will be, made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. Summit repurchased 8,800 shares of its common stock for an aggregate purchase price, including commissions, of $197,000, or an average price of $22.39 per share during the year ended December 31, 2001 under the common stock repurchase program. During the year ended December 31, 2000, Summit repurchased 279,400 shares of its common stock for an aggregate purchase price, including commissions, of $5.5 million, or an average price of $19.80 per share under this program.

During 2000, Summit completed a common stock repurchase program pursuant to which it was authorized to purchase up to an aggregate of $50.0 million of its common stock. During 2000, Summit repurchased 131,900 shares of its common stock for an aggregate purchase price, including commissions, of $2.5 million, or an average price of $18.88 per share under this program. The total number of shares of Summit's common stock repurchased was 2.5 million shares for an aggregate purchase price, including commissions, of $50.0 million, or an average price of $19.63 per share under this program.

17.  IMPAIRMENT LOSS

Management considers events and circumstances that may indicate impairment of an investment, including operating performance and cash flow projections. Management determined during the quarter ended June 30, 2001 that our investments in Broadband Now, Inc. and Yieldstar Technology LLC were impaired and that such impairment was other than temporary. As a result, we recorded an impairment loss in the amount of $1.2 million, which represents our entire investment in these two technology companies. We have no other technology company investments.

18.  SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 2001, 2000 and 1999 are as follows:

     A. We sold nine communities during the year ended December 31, 2001. The respective purchasers of two of the communities assumed the related outstanding debt balances associated with such communities of $16.4 million in the aggregate. The respective purchaser of two of the communities redeemed 741,148 common units valued at $17.6 million as partial consideration in the transaction.

     B. We purchased our joint venture partner's interest in each of two communities during the year ended December 31, 2000 at an aggregate purchase price of $36.0 million. The acquisitions were primarily financed with the issuance of 96,455 common units in the aggregate valued at $2.2 million as well as the payment of $33.8 million in cash in the aggregate.

     C. We sold seven communities during the year ended December 31, 1999. The respective purchasers of three of the communities assumed the related outstanding debt balances associated with such communities of $19.7 million in the aggregate.

     D. Summit granted 26,184 shares of restricted stock valued at $647,000 during 2001. There were 12,202 shares of restricted stock forfeited and 14,933 shares of restricted stock surrendered to satisfy the income tax liability of the grantees during 2001. The aggregate value of shares forfeited and surrendered in 2001 was $503,000. Summit granted 64,499 shares of restricted stock (net of 4,000 shares forfeited and 7,856 shares surrendered to satisfy the income tax liability of the grantees) valued at $1.2 million in 2000 and 17,669 shares of restricted stock (net of 6,828 shares forfeited) valued at $304,000 in 1999.

     E. We accrued distributions payable of $14.2 million as of December 31, 2001, $13.5 million as of December 31, 2000 and $13.0 million as of December 31, 1999.

19.  FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented are based on information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively re-valued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented.

Cash and cash equivalents, rents receivable, accounts payable, accrued expenses, security deposits, other liabilities, tax exempt bond indebtedness and our credit facility are carried at amounts which reasonably approximate their fair values as of December 31, 2001 and 2000 due to either the short-term nature or variable interest rates associated with such balances.

Fixed rate mortgage debt and fixed rate unsecured notes with a carrying value of $601.4 million had an estimated aggregate fair value of $625.2 million as of December 31, 2001. Fixed rate mortgage debt and fixed rate unsecured notes with a carrying value of $585.0 million had an estimated aggregate fair value of $583.3 million as of December 31, 2000. Rates currently available to us for debt with similar terms and maturities were used to estimate the fair value of this debt. The fair market value of long-term fixed rate debt is subject to changes in interest rates. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.

The fair value of the interest rate swap described in footnote 15, "Derivative Financial Instruments," was $1.8 million as of December 31, 2001.

20.  GEOGRAPHIC CONCENTRATION (UNAUDITED)

Our communities are concentrated in seven core markets as follows:

                                                            NUMBER OF      APARTMENT         2001
                                                            APARTMENT       HOMES --         % OF
MARKET                                                        HOMES      % OF PORTFOLIO    REVENUES
------                                                      ---------    --------------    --------
Washington, D.C...........................................    3,196            19%            24%
Atlanta, GA...............................................    2,866            17%            16%
South Florida.............................................    1,715            10%            13%
Raleigh-Durham, NC........................................    2,726            16%            12%
Charlotte, NC.............................................    1,901            12%            11%
Dallas, TX................................................    1,359             8%             7%
Austin, TX................................................      856             5%             5%
Other.....................................................    2,120            13%            12%
                                                             ------           ---            ---
                                                             16,739           100%           100%
                                                             ======           ===            ===

21.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years 2001 and 2000 is as follows (in thousands except per share data):

                                                             YEAR ENDED DECEMBER 31, 2001
                                                         -------------------------------------
                                                          FIRST    SECOND     THIRD    FOURTH
                                                         QUARTER   QUARTER   QUARTER   QUARTER
                                                         -------   -------   -------   -------
Revenues...............................................  $48,772   $50,003   $49,520   $45,648
Income before gain on sale of real estate assets and
  impairment loss on technology investments............   12,487    12,415    11,700     7,496
Gain on sale of real estate assets.....................       --    10,782     2,788    20,865
Net income.............................................
Dividends to preferred unitholders in Operating
  Partnership..........................................    3,105     3,105     3,105     3,105
Income available to common unitholders.................    9,382    18,875    11,383    25,256
Income available to common unitholders -- basic........     0.30      0.61      0.37      0.83
Income available to common unitholders -- diluted......     0.30      0.60      0.37      0.82

                                                             YEAR ENDED DECEMBER 31, 2001
                                                         -------------------------------------
                                                          FIRST    SECOND     THIRD    FOURTH
                                                         QUARTER   QUARTER   QUARTER   QUARTER
                                                         -------   -------   -------   -------
Revenues...............................................  $45,342   $46,428   $48,915   $48,959
Income before gain on sale of real estate assets.......   11,771    11,375    11,719    13,439
Gain on sale of real estate assets.....................    2,440     5,446    21,235     9,389
Net income.............................................   14,211    16,821    32,954    22,828
Dividends to preferred unitholders in Operating
  Partnership..........................................    3,105     3,105     3,105     3,105
Income available to common unitholders.................   11,106    13,716    29,849    19,723
Income available to common unitholders -- basic........     0.36      0.45      0.97      0.64
Income available to common unitholders -- diluted......     0.36      0.45      0.97      0.63

                                                                    SCHEDULE III

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                                                GROSS AMOUNT AT WHICH
                                                  INITIAL COSTS             COSTS            CARRIED AT CLOSE OF PERIOD
                                            --------------------------   CAPITALIZED   ---------------------------------------
                                                          BUILDINGS      SUBSEQUENT                  BUILDINGS
                               RELATED                       AND             TO                         AND
        COMMUNITIES          ENCUMBRANCES     LAND     IMPROVEMENTS(1)   ACQUISITION     LAND     IMPROVEMENTS(1)    TOTAL(2)
        -----------          ------------   --------   ---------------   -----------   --------   ---------------   ----------
Reunion Park by Summit.....    $    --      $    991      $     --        $ 13,746     $    997     $   13,740      $   14,737
Summit Arboretum...........     19,194         4,080        24,403             573        4,080         24,976          29,056
Summit Ashburn Farm........         --         2,438            --          12,403        2,438         12,403          14,841
Summit Aventura............         --         6,367            --          26,087        6,368         26,086          32,454
Summit Ballantyne..........         (3)        3,328            --          23,803        3,347         23,784          27,131
Summit Belcourt............      9,209         3,600        16,788             556        3,600         17,344          20,944
Summit Belmont.............         (4)          974            --          11,833          984         11,823          12,807
Summit Breckenridge........         --           812            --          13,238          812         13,238          14,050
Summit Buena Vista.........     24,539         4,670        30,499             620        4,670         31,119          35,789
Summit Camino Real.........     16,213         7,120        41,985             774        7,120         42,759          49,879
Summit Club at Dunwoody....         --         2,934        24,510             275        2,934         24,785          27,719
Summit Crest...............         --         1,211            --          31,344        2,532         30,023          32,555
Summit Crossing............      3,918           768         5,174             563          768          5,737           6,505
Summit Deer Creek..........         --         3,537            --          18,755        3,845         18,447          22,292
Summit Del Ray.............         (3)        3,120            --          15,830        5,402         13,548          18,950
Summit Doral...............         --         3,099            --          20,622        3,133         20,588          23,721
Summit Fair Lakes..........     48,340         9,521            --          38,528        9,552         38,497          48,049
Summit Fair Oaks...........         --         4,356        17,215             846        4,356         18,061          22,417
Summit Fairview............         --           404            --           6,272          537          6,139           6,676
Summit Fairways............         --         2,819            --          15,495        2,819         15,495          18,314
Summit Foxcroft............      2,438           925         3,797             848          925          4,645           5,570
Summit Glen................         (3)        3,652            --          13,730        3,693         13,689          17,382
Summit Governor's
  Village..................         --         1,622            --          15,501        1,643         15,480          17,123
Summit Grandview...........         --         2,527            --          48,520        2,620         48,427          51,047
Summit Highland............         (3)        1,374            --           6,680        1,374          6,680           8,054
Summit Hunter's Creek......         --         2,193            --          17,885        2,195         17,883          20,078
Summit Lake................         --         1,712            --          28,796        2,511         27,997          30,508
Summit Largo...............         --         3,074            --          15,278        3,077         15,275          18,352
Summit Las Palmas..........         (3)        4,480        25,504             386        4,480         25,890          30,370
Summit at Lenox............         --        10,800        22,997          10,710       11,156         33,351          44,507
Summit Mayfaire............         --           936         8,897             241          936          9,138          10,074
Summit Meadow..............         (3)        2,313            --           8,971        2,539          8,745          11,284
Summit New Albany(7).......         --         3,856            --          29,690        3,888         29,658          33,546
Summit Norcroft(7).........         (3)        1,453            --          11,060        1,635         10,878          12,513
Summit On the River........         (3)        3,212            --          21,668        3,212         21,668          24,880
Summit Overlook............         --         2,376            --          25,955        3,981         24,350          28,331


                                                                       DEPRECIABLE
                             ACCUMULATED      DATE OF         DATE        LIVES
        COMMUNITIES          DEPRECIATION   CONSTRUCTION    ACQUIRED      YEARS
        -----------          ------------   ------------    --------   -----------
Reunion Park by Summit.....   $    (644)      6/99-9/00       4/99     5-40 years
Summit Arboretum...........      (2,696)           1996(6)   11/98     5-40 years
Summit Ashburn Farm........        (603)      2/99-9/00       7/98     5-40 years
Summit Aventura............      (5,422)     6/94-12/95      12/93     5-40 years
Summit Ballantyne..........      (3,058)     7/96-12/98      12/95     5-40 years
Summit Belcourt............      (1,745)           1994(6)   11/98     5-40 years
Summit Belmont.............      (5,386)      1/86-5/87       1/86     5-40 years
Summit Breckenridge........      (6,088)      7/85-5/87       6/85     5-40 years
Summit Buena Vista.........      (3,156)           1996(6)   11/98     5-40 years
Summit Camino Real.........      (4,429)           1998(6)   11/98     5-40 years
Summit Club at Dunwoody....      (2,761)           1997(6)    5/98     5-40 years
Summit Crest...............        (555)     10/99-9/01       9/97     5-40 years
Summit Crossing............      (1,608)           1985(6)    5/95     5-40 years
Summit Deer Creek..........      (1,059)      2/99-6/00       1/98     5-40 years
Summit Del Ray.............      (4,683)      1/92-2/93       1/92     5-40 years
Summit Doral...............      (1,727)    12/97-11/99      12/96     5-40 years
Summit Fair Lakes..........      (3,496)      6/97-8/99      12/96     5-40 years
Summit Fair Oaks...........      (2,906)           1990(6)   12/97     5-40 years
Summit Fairview............      (3,214)      3/82-3/83       3/82     5-40 years
Summit Fairways............      (2,872)     9/95-12/96       8/95     5-40 years
Summit Foxcroft............      (1,472)           1979(6)    5/95     5-40 years
Summit Glen................      (4,347)      5/90-8/92       4/90     5-40 years
Summit Governor's
  Village..................      (1,616)     8/97-12/98       7/97     5-40 years
Summit Grandview...........      (1,622)     7/98-12/00       3/98     5-40 years
Summit Highland............      (3,269)      3/86-1/87      11/85     5-40 years
Summit Hunter's Creek......      (1,046)      3/99-3/00      11/98     5-40 years
Summit Lake................      (3,234)      9/96-1/99       4/96     5-40 years
Summit Largo...............      (1,065)     10/98-3/00      10/98     5-40 years
Summit Las Palmas..........      (2,495)           1998(6)   12/98     5-40 years
Summit at Lenox............      (3,250)           1965(6)    7/98     5-40 years
Summit Mayfaire............      (1,533)           1995(6)    1/97     5-40 years
Summit Meadow..............      (3,460)      8/89-8/90       2/89     5-40 years
Summit New Albany(7).......      (2,732)      5/97-3/00      11/96     5-40 years
Summit Norcroft(7).........      (3,276)     2/90-11/97      12/89     5-40 years
Summit On the River........      (3,640)      8/95-6/97      10/94     5-40 years
Summit Overlook............        (276)     1/00-12/01       2/99     5-40 years

                                                                                                GROSS AMOUNT AT WHICH
                                                  INITIAL COSTS             COSTS            CARRIED AT CLOSE OF PERIOD
                                            --------------------------   CAPITALIZED   ---------------------------------------
                                                          BUILDINGS      SUBSEQUENT                  BUILDINGS
                               RELATED                       AND             TO                         AND
        COMMUNITIES          ENCUMBRANCES     LAND     IMPROVEMENTS(1)   ACQUISITION     LAND     IMPROVEMENTS(1)    TOTAL(2)
        -----------          ------------   --------   ---------------   -----------   --------   ---------------   ----------
Summit Peachtree City......         --         3,453            --          30,114        4,475         29,092          33,567
Summit Pike Creek..........         (4)        1,132            --          13,414        1,259         13,287          14,546
Summit Plantation(7).......         (3)        7,440        18,485          17,761        7,440         36,246          43,686
Summit Portofino...........         --         3,864        24,504             784        3,864         25,288          29,152
Summit Reston..............         --         5,434        26,255           1,608        5,434         27,863          33,297
Summit Russett I...........         --         3,995            --          19,547        3,995         19,547          23,542
Summit Russett II..........         --         1,728            --           8,977        1,728          8,977          10,705
Summit Sand Lake...........     13,603         4,160        22,979             745        4,160         23,724          27,884
Summit Sedgebrook..........         --         2,392            --          21,945        2,475         21,862          24,337
Summit Shiloh..............         --         1,592        12,125             149        1,591         12,275          13,866
Summit Simsbury............         (5)          650         4,570             682          650          5,252           5,902
Summit Square..............         --         2,757            --          16,478        3,775         15,460          19,235
Summit St. Clair...........         (3)        3,024        24,040             344        3,024         24,384          27,408
Summit Stonefield..........         --         3,541            --          16,557        3,576         16,522          20,098
Summit Sweetwater..........         --         3,013        18,627             194        3,012         18,822          21,834
Summit Touchstone..........         (5)          766         5,568             817          766          6,385           7,151
Summit Turtle Rock.........     10,431         2,500        14,074             193        2,500         14,267          16,767
Summit Westwood............         --         1,989            --          22,729        2,042         22,676          24,718
Summit Windsor.............         (3)        3,704        14,497           7,667        4,029         21,839          25,868
                                            --------      --------        --------     --------     ----------      ----------
        Total..............                 $169,788      $407,493        $688,787     $179,954     $1,086,114      $1,266,068
                                            ========      ========        ========     ========     ==========      ==========


                                                                       DEPRECIABLE
                             ACCUMULATED      DATE OF         DATE        LIVES
        COMMUNITIES          DEPRECIATION   CONSTRUCTION    ACQUIRED      YEARS
        -----------          ------------   ------------    --------   -----------
Summit Peachtree City......        (363)      2/00-9/01       4/98     5-40 years
Summit Pike Creek..........      (5,512)     11/86-2/88       4/86     5-40 years
Summit Plantation(7).......      (5,785)     1/94-11/97       4/96     5-40 years
Summit Portofino...........      (4,108)           1995(6)    1/97     5-40 years
Summit Reston..............      (7,942)           1987(6)    4/94     5-40 years
Summit Russett I...........      (2,844)      7/95-9/97      11/94     5-40 years
Summit Russett II..........        (266)      6/99-6/00      12/98     5-40 years
Summit Sand Lake...........      (4,375)           1995(6)    2/97     5-40 years
Summit Sedgebrook..........      (2,626)      6/96-5/99       1/96     5-40 years
Summit Shiloh..............        (596)          10/99(6)    8/00     5-40 years
Summit Simsbury............      (1,524)           1985(6)    5/95     5-40 years
Summit Square..............      (5,790)      3/89-8/90       2/89     5-40 years
Summit St. Clair...........      (2,952)           1997(6)    3/98     5-40 years
Summit Stonefield..........      (2,243)      6/96-3/98       3/96     5-40 years
Summit Sweetwater..........        (937)          12/99(6)    8/00     5-40 years
Summit Touchstone..........      (1,721)           1986(6)    5/95     5-40 years
Summit Turtle Rock.........      (1,556)           1995(6)   11/98     5-40 years
Summit Westwood............      (2,029)     10/97-5/99       9/97     5-40 years
Summit Windsor.............      (5,632)      8/88-8/89       3/95     5-40 years
                              ---------
        Total..............   $(155,242)
                              =========

(1) Includes furniture, fixtures and equipment.

(2) The aggregate cost for federal income tax purposes as of December 31, 2001 is $1.0 billion.

(3) Encumbered by fixed rate mortgages of $137.3 million.

(4) Collateral for $23.0 million of letters of credit which serve as collateral for $22.2 million in tax exempt bonds.

(5) Encumbered by fixed rate mortgage of $8.2 million.

(6) Property purchased; date reflects date construction completed.

(7) Community was presented in two phases in prior years. Date acquired represents the date the first phase was acquired. The date of construction represents the range from the start of the first phase to completion of the second phase.

                                                                    SCHEDULE III

                      SUMMIT PROPERTIES PARTNERSHIP, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (DOLLARS IN THOUSANDS)

A summary of activity for real estate assets and accumulated depreciation is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
REAL ESTATE ASSETS(1):
  Balance at beginning of year...........................  $1,255,657   $1,135,008   $1,068,435
                                                           ----------   ----------   ----------
  Acquisitions...........................................          --       35,343           --
  Improvements...........................................       9,478        8,582       10,565
  Developments...........................................     152,137      158,180      130,433
  Disposition of property................................    (151,204)     (81,456)     (74,425)
                                                           ----------   ----------   ----------
                                                               10,411      120,649       66,573
                                                           ----------   ----------   ----------
  Balance at end of year.................................  $1,266,068   $1,255,657   $1,135,008
                                                           ==========   ==========   ==========
ACCUMULATED DEPRECATION(1):
  Balance at beginning of year...........................  $  145,500   $  127,803   $  114,196
  Depreciation...........................................      38,746       36,436       33,547
  Disposition of property................................     (29,004)     (18,739)     (19,940)
                                                           ----------   ----------   ----------
  Balance at end of year.................................  $  155,242   $  145,500   $  127,803
                                                           ==========   ==========   ==========

(1) Includes only apartment communities and does not include fixed assets used in property development, construction and management of apartment communities.