Form 10-Q
period 2002-06-30
SUMMIT PROPERTIES PARTNERSHIP L P
filed 2002-08-14
CIK 1034235

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
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

N/ A

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

SUMMIT PROPERTIES PARTNERSHIP, L.P.

PART I.     FINANCIAL INFORMATION

ITEM I.     FINANCIAL STATEMENTS

SUMMIT PROPERTIES PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except unit data)
(Unaudited)

	June 30,	December 31,
	2002	2001

ASSETS
Real estate assets:
Land and land improvements	$175,271	$174,808
Buildings and improvements	962,959	970,850
Furniture, fixtures and equipment	74,587	74,236

Real estate assets before accumulated depreciation	1,212,817	1,219,894
Less: accumulated depreciation	(161,264)	(148,653)

Operating real estate assets	1,051,553	1,071,241
Construction in progress	197,820	142,354

Net real estate assets	1,249,373	1,213,595
Net real estate assets — assets held for sale	8,834	39,848
Cash and cash equivalents	2,127	1,814
Restricted cash	22,027	21,215
Investments in Summit Management Company and real estate joint ventures	9,659	3,159
Deferred financing costs, net	6,265	6,925
Other assets	7,911	10,692
Other assets — assets held for sale	549	688

Total assets	$1,306,745	$1,297,936

LIABILITIES AND PARTNERS’ EQUITY
Liabilities:
Notes payable	$723,448	$707,937
Note payable — assets held for sale	11,288	11,408
Accounts payable and accrued expenses	18,423	21,539
Distributions payable	17,800	14,156
Accrued interest payable	6,980	7,000
Security deposits and prepaid rents	2,865	3,224
Other liabilities — assets held for sale	87	825

Total liabilities	780,891	766,089

Partners’ common and preferred equity:
Series B preferred units — 3,400,000 issued and outstanding	82,713	82,713
Series C preferred units — 2,200,000 issued and outstanding	53,547	53,547
Partnership common units issued and outstanding 30,958,655 in 2002 and 30,608,345 and 2001
General partner — outstanding 309,587 in 2002 and 306,083 in 2001	4,628	4,687
Limited partners — outstanding 30,649,068 in 2002 and 30,302,262 in 2001.	384,966	390,900

Total partners’ equity	525,854	531,847

Total liabilities and partners’ common and preferred equity	$1,306,745	$1,297,936

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenues:
Rental	$39,944	$43,963	$80,099	$86,827
Other property income	2,915	3,327	5,904	6,552
Interest	655	506	1,161	1,265
Other income	28	509	160	691
Gain (loss) and interest income on compensation plans	46	(156)	224	(185)

Total revenues	43,588	48,149	87,548	95,150

Expenses:
Property operating and maintenance:
Personnel	3,147	3,206	6,471	6,435
Advertising and promotion	722	619	1,338	1,223
Utilities	1,948	2,106	3,983	4,283
Building repairs and maintenance	1,984	2,026	3,804	3,878
Real estate taxes and insurance	5,344	5,097	10,549	10,260
Depreciation	9,436	9,675	18,839	18,790
Property supervision	1,269	1,411	2,516	2,793
Other operating expenses	648	769	1,324	1,453

Total property operating and maintenance expenses	24,498	24,909	48,824	49,115
Interest	9,069	10,039	18,059	19,877
Amortization	311	362	623	702
General and administrative	1,388	1,295	3,147	2,528
Liability adjustment and expense on compensation plans	46	(156)	224	(185)

Total expenses	35,312	36,449	70,877	72,037
Income (loss) on equity investments:
Summit Management Company	270	134	291	485
Real estate joint ventures	(41)	(122)	23	(39)

Total income on equity investments	229	12	314	446

Income from continuing operations before gain on sale of real estate assets and impairment loss	8,505	11,712	16,985	23,559
Gain on sale of real estate assets	13,843	10,782	13,843	10,782
Impairment loss on investments in technology companies	—	(1,217)	—	(1,217)

Income from continuing operations	22,348	21,277	30,828	33,124
Income from discontinued operations	552	703	1,207	1,343
Loss from disposition of discontinued operations	(4,209)	—	(4,209)	—

(Loss) income from discontinued operations	(3,657)	703	(3,002)	1,343

Net income	18,691	21,980	27,826	34,467
Distributions to Series B preferred unitholders	(1,902)	(1,902)	(3,804)	(3,804)
Distributions to Series C preferred unitholders	(1,203)	(1,203)	(2,406)	(2,406)

SUMMIT PROPERTIES PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF EARNINGS — (Continued)
(Dollars in thousands, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Income available to common unitholders	15,586	18,875	21,616	28,257
Income available to common unitholders allocated to general partner	(156)	(189)	(216)	(283)

Income available to common unitholders allocated to limited partners	$15,430	$18,686	$21,400	$27,974

Per unit data:
Income from continuing operations — basic	$0.72	$0.68	$1.00	$1.07

Income from continuing operations — diluted	$0.72	$0.68	$0.99	$1.06

(Loss) income from discontinued operations — basic and diluted	$(0.12)	$0.02	$(0.10)	$0.04

Distributions to Series B preferred unitholders — basic and diluted	$(0.06)	$(0.06)	$(0.12)	$(0.12)

Distributions to Series C preferred unitholders — basic and diluted	$(0.04)	$(0.04)	$(0.08)	$(0.08)

Income available to common unitholders — basic	$0.50	$0.61	$0.70	$0.91

Income available to common unitholders — diluted	$0.50	$0.60	$0.70	$0.90

Distributions declared	$0.48	$0.46	$0.95	$0.93

Weighted average units — basic	30,888,338	31,099,292	30,785,909	31,050,037

Weighted average units — diluted	31,163,943	31,421,901	31,046,617	31,355,825

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Series B	Series C
	Preferred	Preferred	General	Limited
	Units	Units	Partner	Partners	Total

Balance, December 31, 2001	$82,713	$53,547	$4,687	$390,900	$531,847
Distributions to common unitholders	—	—	(293)	(28,994)	(29,287)
Contributions from Summit Properties related to:
Proceeds from dividend reinvestment and stock purchase plans	—	—	59	5,795	5,854
Exercise of stock options	—	—	17	1,668	1,685
Amortization of restricted stock grants	—	—	6	630	636
Netdown of restricted stock grants	—	—	(3)	(323)	(326)
Issuance of notes receivable to Summit employees	—	—	(72)	(7,170)	(7,242)
Repayments of notes receivable to Summit employees	—	—	11	1,060	1,071
Distributions to preferred unitholders	—	—	(62)	(6,148)	(6,210)
Net income	—	—	278	27,548	27,826

Balance, June 30, 2002	$82,713	$53,547	$4,628	$384,966	$525,854

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net income	$27,826	$34,467
Adjustments to reconcile net income to net cash provided by operating activities:
Income on equity method investments	(314)	(446)
Net gain on sale of real estate assets	(9,634)	(10,782)
Impairment loss on investments in technology companies	—	1,217
Depreciation and amortization	20,768	20,959
(Increase) decrease in restricted cash	(559)	207
Increase in other assets	(1,965)	(1,241)
(Decrease) increase in accrued interest payable	(31)	320
Increase (decrease) in accounts payable and accrued expenses	1,464	(1,854)
(Decrease) increase in security deposits and prepaid rents	(431)	65

Net cash provided by operating activities	37,124	42,912

Cash flows from investing activities:
Construction of real estate assets and land acquisitions	(57,702)	(53,744)
Proceeds from sale of real estate assets	48,444	57,385
Capitalized interest	(4,963)	(6,363)
Investment in real estate joint ventures	(6,878)	(4,075)
Distribution from real estate joint venture	737	—
Contribution from historic tax venture partner	200	—
Recurring capital expenditures	(1,911)	(2,563)
Non-recurring capital expenditures	(633)	(2,049)
Corporate and other additions and improvements	(404)	(1,650)
Decrease in notes receivable	55	28

Net cash used in investing activities	(23,055)	(13,031)

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	18,500	(55,000)
Proceeds from issuance of medium-term notes	—	60,000
Repayments of mortgage debt	(2,822)	(2,737)
Repayments of tax exempt bonds	(340)	(560)
Increase in deferred financing costs	(63)	(525)
Proceeds from termination of interest rate swap	1,510	—
Distributions to common unitholders	(25,693)	(28,027)
Distributions to Series B preferred unitholders	(3,804)	(3,804)
Distributions to Series C preferred unitholders	(2,406)	(2,406)
Issuance of employee notes receivable and related accrued interest	(7,242)	(2,212)
Repayments of employee notes receivable and related interest	1,071	815
Contributions from Summit Properties related to:
Net proceeds from dividend reinvestment and stock purchase plans and exercise of stock options	7,533	3,931

Net cash used in financing activities	(13,756)	(30,525)

Net increase (decrease) in cash and cash equivalents	313	(644)
Cash and cash equivalents, beginning of year	1,814	3,148

Cash and cash equivalents, end of period	$2,127	$2,504

Supplemental disclosure of cash flow information —
Cash paid for interest, net of capitalized interest	$18,228	$19,837

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

1. BASIS OF PRESENTATION

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We have included all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year. You should read our December 31, 2001 audited financial statements and notes included in our Annual Report on Form 10-K in conjunction with these interim statements.

We conduct the business of operating, developing and acquiring “Class A” luxury apartment communities for Summit, which is a self-administered and self-managed real estate investment trust (“REIT”). As of June 30, 2002, Summit held 88.5% of our outstanding partnership interests, consisting of a 1% general partner interest and an 87.5% limited partner interest. We are obligated to redeem each common unit of limited partnership interest at the request of the holder for cash equal to the fair market value of one share of Summit’s common stock, except that we may elect to have Summit acquire each common unit presented for redemption for one share of its common stock. With each redemption of outstanding common units for common stock, Summit’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever Summit issues shares of common stock, Summit will contribute any resulting proceeds to us and we will issue an equivalent number of common units to Summit.

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

The Financial Accounting Standards Board has approved SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and amends Accounting Principles Board Opinion (“APB”) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a

SUMMIT PROPERTIES PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, this standard retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. We adopted SFAS No. 144 on January 1, 2002 and its adoption did not have a material impact on our financial position and results of operations for the three and six months ended June 30, 2002. SFAS No. 144 requires operating results of communities we consider held for sale, as well as those sold, to be included in discontinued operations in our statements of operations prospectively from the date of adoption.

Per Unit Data — Basic earnings per unit is computed based upon the weighted average number of units outstanding during the respective period. The difference between “basic” and “diluted” weighted average units is the dilutive effect of Summit’s stock options outstanding. There were 275,605 and 260,708 units added to basic weighted average units outstanding for the three and six months ended June 30, 2002. There were 322,609 and 305,708 units added to basic weighted average units outstanding for the three and six months ended June 30, 2001. Dilution caused by these options had no effect on income available to common unitholders per unit for the three and six months ended June 30, 2002 and decreased income available to common unitholders per unit by $0.01 for the three and six months ended June 30, 2001.

2. REAL ESTATE JOINT VENTURES

We own a 25% equity interest in a joint venture named Station Hill, LLC (“Station Hill”), in which we and Hollow Creek, LLC, a subsidiary of a major financial services company, are members. We are entitled to 25% of the joint venture’s cash flow based on our equity interest. If certain benchmarks are achieved in the future, we would be entitled to a preferred return in excess of 25% of the cash flow. The operating agreement of the joint venture provides that we will be entitled to 25% of the net proceeds upon liquidation of Station Hill, although our interest in the residual value of the joint venture could increase above or decrease below 25%. Our interest in the residual value of the joint venture could decrease below 25% only if we had received a preferred return on cash flow at any time prior to liquidation. Any such decrease would be limited to the extent of the previous preferred return. Station Hill currently owns four communities and is accounted for on the equity method of accounting and, therefore, our 25% equity interest is presented in “Income on equity investments: Real estate joint ventures” in our consolidated statements of earnings.

The following are condensed balance sheets as of June 30, 2002 and December 31, 2001 and income statements for the six months ended June 30, 2002 and 2001 for Station Hill. Included in the income statement information below for the six months ended June 30, 2001 are the results of a community formerly known as Summit Station (230 apartment homes), which was sold by Station Hill on August 1, 2001.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The balance sheets and income statements set forth below reflect the financial position and operations of Station Hill in its entirety, not just our interest in the joint venture (in thousands).

	Balance Sheets

	June 30,	December 31,
	2002	2001

Real estate assets, net	$73,220	$74,261
Cash and cash equivalents	941	901
Other assets	405	283

Total assets	$74,566	$75,445

Mortgages payable	$59,140	$59,536
Other liabilities	1,027	575
Partners’ capital	14,399	15,334

Total liabilities and partners’ capital	$74,566	$75,445

	Income Statements

	Six Months Ended June 30,

	2002	2001

Revenues	$5,116	$6,399
Expenses:
Property operating	1,854	2,212
Interest	1,987	2,292
Depreciation and amortization	1,471	1,615

Total expenses	5,312	6,119

Net (loss) income	$(196)	$280

We formerly owned a 49% interest in a joint venture, which developed and operates an apartment community located in Atlanta, Georgia known as Summit Cheshire Bridge. On June 1, 2002, we purchased an additional 1% interest for $100 and, therefore, our ownership interest is now 50%. This joint venture is accounted for under the equity method of accounting and its operating results are presented in “Income on equity investments: Real estate joint ventures” in our consolidated statements of earnings. The construction costs were funded primarily through a construction loan to the joint venture from an unrelated third party equal to 100% of the construction costs. We had the right to purchase our joint venture partner’s interest in the joint venture, but decided subsequent to December 31, 2001 not to exercise this option which expired on January 17, 2002. Due to our decision not to purchase our joint venture partner’s interest, we were required to make a capital contribution of $6.8 million, which represented 25% of the joint venture’s total construction loan amount. We made our contribution on February 15, 2002. This contribution did not change our equity interest in the joint venture. We will receive a preferred return in the amount of 9% per year compounded annually until our $6.8 million capital contribution has been returned as a result of a sale, refinancing or other capital transaction. We are entitled to 50% of the income and cash flow based on our equity interest, after all preferred return payments have been made. The balance sheet and income statement information for the joint venture is not material to our consolidated financial statements taken as a whole.

On May 25, 2001, we contributed $4.2 million for a 29.78% interest in a joint venture named SZF, LLC, which owns substantially all of the interests in a limited liability company that is developing, through a third-party contractor, an apartment community in Miami, Florida. The community will consist of 323 apartment homes and 17,795 square feet of office/retail space. The construction costs are being funded through the equity which the joint venture contributed to the limited liability company and by a loan to that company from an unrelated third party. In the event that construction costs exceed the construction loan amount, we have agreed to lend to the joint venture, which will in turn advance to the limited liability company, the amount

SUMMIT PROPERTIES PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

required to fund such cost overruns. This loan would accrue interest at the rate of eleven percent (11.0%) per year. Upon completion of construction, which is expected to occur during 2004, the joint venture will pay, or refinance, the construction loan. In the event the limited liability company defaults on the construction loan, we have the right, under certain circumstances, to cure the defaults, keep the construction loan in place and complete construction of the community. The joint venture has also acquired an adjacent piece of land. We are serving as the managing member of the joint venture, and Summit Management Company will be the property management company for the project after construction is completed. This project is accounted for on the equity method of accounting. The balance sheet and income statement information for SZF, LLC is not material to our consolidated financial statements taken as a whole.

On April 1, 2002, we entered into a joint venture with Banc of America Historic Ventures, LLC to redevelop Summit Grand Parc in Washington, D.C., formerly the United Mine Workers Building, in a manner to permit the use of federal rehabilitation income tax credits. Banc of America Historic Ventures, LLC, as the investor member, will contribute approximately $2.2 million in equity to fund a portion of the total estimated costs for the project and will receive a preferred return on this capital investment and an annual asset management fee. As of June 30, 2002, the investor member had contributed $200,000. The investor member’s interest in the joint venture is subject to put/call rights during the sixth and seventh years after Summit Grand Parc is placed in service. There are some contingencies remaining (such as final completion of the redevelopment and final certification of the historic renovations by the National Park Service) before Banc of America Historic Ventures, LLC is obligated to fund the balance of its investment in the joint venture. If these contingencies are not met by the agreed upon deadlines, then Banc of America Historic Ventures, LLC will be released from its obligations to fund its remaining investment and would be entitled to a refund of any funds previously invested as well as an agreed upon return on such previously invested funds. In such an event, we would replace this equity investment with funds from other financing sources. This joint venture is consolidated into our financial statements.

3. COMMUNITY DISPOSITIONS AND ASSETS HELD FOR SALE

On June 28, 2002, we sold an apartment community formerly known as Summit New Albany (428 apartment homes) located in Columbus, Ohio for $27.0 million as part of our strategy to exit our non-core markets. The disposition of Summit New Albany completed our exit of the Columbus, Ohio market and resulted in the recognition of a loss on sale of $4.2 million. The net proceeds of $26.4 million were used to reduce amounts outstanding under our unsecured credit facility. The revenues and property operating income from this community represented 2.2% and 2.0% of total revenues and total property operating income for the six months ended June 30, 2002.

On April 11, 2002, we sold an apartment community formerly known as Summit Breckenridge (300 apartment homes) located in Richmond, Virginia for $22.8 million. The disposition of Summit Breckenridge completed our exit of the Richmond, Virginia market and resulted in the recognition of a gain on sale of $13.8 million. Net proceeds of $22.5 million were placed into escrow in accordance with like-kind exchange rules and regulations and are being used to fund development activities. Summit Breckenridge was appropriately classified as held for sale prior to the adoption of SFAS No. 144 and, therefore, we have continued to reflect its operations in income from continuing operations as required by APB No. 30.

On June 27, 2001, we sold two apartment communities, both located in Charlotte, North Carolina, formerly known as Summit Arbors and Summit Radbourne (an aggregate of 345 apartment homes) for $26.3 million. The disposition of these communities resulted in the recognition of an aggregate gain on sale of $8.4 million. The purchaser of these two communities assumed $8.5 million in mortgages and exchanged 741,148 common units valued at $17.6 million as consideration in the transaction.

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

We had one community, with a net book value of $8.8 million, under contract for sale as of June 30, 2002 as part of our strategy to exit our non-core markets. The revenues and property operating income from this community represented 1.5% of both total revenues and total property operating income for the six months ended June 30, 2002. Proceeds from the sale of this community are expected to be used to fund future development and acquisition activities. The sale of this community is expected to occur during the third quarter of 2002 and is subject to customary closing conditions. We cannot be certain that this community or other communities that we market for sale will be sold in a timely manner, on favorable terms or at all.

In accordance with SFAS No. 144, net income and gain (loss) on disposition of real estate for communities considered held for sale after December 31, 2001 are reflected in our statements of operations as “Discontinued operations” for all periods presented. In addition, we have determined to separately reflect the assets and liabilities of communities held for sale or sold in the current period as “Net real estate assets — assets held for sale,” “Other assets — assets held for sale,” “Note payable — assets held for sale,” and “Other liabilities — held for sale” in the balance sheet for all periods presented. Below is a summary of discontinued operations for Summit New Albany and the community considered held for sale as of June 30, 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Property revenues:
Rental revenues	$1,542	$1,749	$3,183	$3,425
Other property revenue	88	111	170	212

Total property revenues	1,630	1,860	3,353	3,637
Property operating and maintenance expense	636	643	1,270	1,283
Depreciation	365	364	731	725
Interest and amortization	77	150	145	286

Income from discontinued operations before loss on disposition of discontinued operations	552	703	1,207	1,343
Loss on disposition of discontinued operations	(4,209)	—	(4,209)	—

(Loss) income from discontinued operations	$(3,657)	$703	$(3,002)	$1,343

4. NOTES PAYABLE

We have a syndicated unsecured line of credit in the amount of $225.0 million which matures on September 26, 2004. The credit facility provides funds for new development, acquisitions and general working capital purposes. Loans under the credit facility bear interest at LIBOR plus 100 basis points. The spread component of the aggregate interest rate will change in the event of an upgrade or downgrade of our unsecured credit rating of BBB- by Standard & Poor’s Rating Services and Baa3 by Moody’s Investors Service. Amounts are borrowed for thirty, sixty or ninety day increments at the appropriate interest rates for such time period. Therefore, amounts are borrowed and repaid within those thirty, sixty or ninety day periods. The credit facility is repayable monthly on an interest only basis with principal due at maturity of each thirty, sixty or ninety day increment. As of June 30, 2002, the outstanding balance of the credit facility was $112.5 million, leaving $112.5 million of remaining availability on the $225.0 million commitment.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

On April 20, 2000, we commenced a program for the sale of up to $250.0 million aggregate principal amount of medium-term notes due nine months or more from the date of issuance. We had medium-term notes (“MTN”) with an aggregate principal amount of $112.0 million outstanding in connection with the MTN program as of June 30, 2002.

On May 29, 1998, we established a program for the sale of up to $95.0 million aggregate principal amount of medium-term notes due nine months or more from the date of issuance. We had medium-term notes with an aggregate principal amount of $25.0 million outstanding in connection with this MTN program as of June 30, 2002. As a result of the commencement of the $250.0 million MTN program, we cannot issue any additional notes under the $95.0 million MTN program.

5. DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to capital market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We generally do not utilize derivative financial instruments for trading or speculative purposes. On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. The cumulative effect of adopting SFAS 133 was not material to our financial statements.

On June 13, 2002, we terminated an interest rate swap with a $30.0 million notional amount. Under SFAS No. 133, as a result of the termination, we de-designated the $30.0 million swap as a fair value hedge against certain fixed rate debt. We will amortize as a reduction of interest expense $1.5 million, which represents the difference between the par value and carrying amount of the fixed-rate debt obligation, over the remaining term of the debt obligation, which matures on December 15, 2003.

On June 14, 2002, we entered into an interest rate swap with a notional amount of $50.0 million, relating to $50.0 million of 7.20% fixed rate notes issued under our MTN program. Under the interest rate swap agreement, through the maturity date of August 15, 2007, (a) we have agreed to pay to the counterparty the interest on a $50.0 million notional amount at a floating interest rate of three-month LIBOR plus 241.75 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate of the underlying debt obligation. The floating rate as of June 30, 2002 was 4.29%. The fair value of the interest rate swap was an asset of $371,000 as of June 30, 2002. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded in “Other assets” in the accompanying balance sheets. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under FAS 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

6. RESTRICTED STOCK

During the six months ended June 30, 2002, Summit granted 442 shares of its restricted stock valued at $10,000 to employees under its 1994 Stock Option and Incentive Plan. During the six months ended June 30, 2001, Summit granted 21,018 shares of restricted stock valued at $516,000 under this plan. The value of the restricted shares has been recorded as unamortized restricted stock compensation and is shown as a separate

SUMMIT PROPERTIES PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

component of partners’ equity in the accompanying balance sheets. Unearned compensation related to these restricted stock grants is being amortized to expense over the vesting periods which range from three to five years.

During the six months ended June 30, 2001, Summit granted 94,818 shares of restricted stock valued at $2.4 million pursuant to its Performance Stock Award Plan. One half of these shares vested on January 2, 2001, the date of grant, with the remaining shares vesting in two equal annual installments beginning on January 1, 2002. The value of the shares has been recorded as unamortized restricted stock compensation and is shown as a separate component of partners’ equity on the accompanying balance sheets.

During the six months ended June 30, 2002, employees surrendered 15,954 restricted shares valued at $326,000 to satisfy the income tax liability related to the vesting of restricted stock.

7. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the six months ended June 30, 2002 and 2001 were as follows:

A.	We accrued distributions payable in the amounts of $17.8 million as of June 30, 2002 and $14.1 million as of June 30, 2001.

B.	Summit issued 442 shares of restricted stock valued at $10,000 during the six months ended June 30, 2002 under its 1994 Stock Option and Incentive Plan. Summit issued 21,018 shares of restricted stock valued at $516,000 during the six months ended June 30, 2001 under this plan. Summit issued 94,818 shares of restricted stock valued at $2.4 million during the six months ended June 30, 2001 in connection with its Performance Stock Award Plan. There were no issuances of restricted stock in connection with this plan during the six months ended June 30, 2002. During the six months ended June 30, 2002, employees surrendered 15,954 restricted shares valued at $326,000 to satisfy the income tax liability related to the vesting of restricted stock.

C.	Summit issued 2,842 shares of common stock in exchange for 2,842 common units of limited partnership interest valued at $62,000 during the six months ended June 30, 2002. Summit issued 4,012 shares of common stock in exchange for 4,012 common units valued at $96,000 during the six months ended June 30, 2001.

D.	We issued 66,376 common units at a price of $28.625 per unit during the six months ended June 30, 2001 in connection with the purchase of a building and a parcel of land.

E.	As partial consideration for the purchase of the former Summit Radbourne and Summit Arbors communities on June 27, 2001, the purchaser assumed mortgages with an aggregate balance of $8.5 million at the date of sale, and exchanged 741,148 common units valued at $17.6 million.

8. COMMITMENTS AND CONTINGENCIES

The estimated cost to complete the six development projects currently under construction was $102.1 million as of June 30, 2002. Anticipated construction completion dates of the projects range from the fourth quarter of 2002 to the third quarter of 2005.

On January 19, 2000, we entered into a real estate purchase agreement with a third-party real estate developer. Under the terms of the agreement, we have agreed to purchase upon completion a “Class A” mixed-use community, which will be called Summit Brickell, and is located in Miami, Florida. We will purchase Summit Brickell upon the earlier of one year after construction completion or the achievement of 80% occupancy. We may extend this closing obligation for six months after the initial purchase period. We expect to close on the purchase of Summit Brickell during late 2002 or in 2003. The final purchase price will be determined based on budgeted construction costs plus a bonus to the developer based on the capitalized income of the property at

SUMMIT PROPERTIES PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

the time of purchase. In the event there are net cost savings during construction, a portion of such savings will be used to reduce the purchase price and a portion will be paid as an incentive to the developer pursuant to an agreed upon formula. In the event there are net cost overruns during construction, the developer will be responsible for funding such change order overruns unless those overruns result from design change orders which we request; such overruns will be added to the purchase price. The purchase price is expected to range from $50.5 million to $60.0 million. The purchase of Summit Brickell is subject to customary closing conditions. We have issued a letter of credit in the amount of $13.0 million, which serves as a credit enhancement to the developer’s construction loan. In the event that any amount under the letter of credit is drawn upon, we shall be treated as having issued a loan to the developer in the amount of such draw. Any such loan will accrue interest at a rate of eighteen percent (18%) per year.

Summit has employment agreements with two of its former executive officers, both of whom resigned from such executive positions, but who remain as employees and have agreed to provide various services to Summit from time to time over the next ten years. Each employment agreement requires that Summit pay to the former officers a base salary aggregating up to $2.1 million over the period from July 1, 2001 to December 31, 2011 ($200,000 on an annual basis). Either party can terminate the employment agreements, effective 20 business days after written notice is given. The full base salary amount due shall be payable through 2011 whether or not the agreements are terminated earlier in accordance with their terms.

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

10. PREFERRED UNITS

As of June 30, 2002, we had outstanding 3.4 million preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units. These preferred units are redeemable on or after April 29, 2004 for cash at a redemption price equal to the holder’s capital account, or at Summit’s option, shares of its 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock, or a combination of cash and shares of Summit’s 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock. Holders of the Series B preferred units have the right to exchange these preferred units for shares of Summit’s Series B preferred stock on a one-for-one basis, subject to adjustment: (a) on or after April 29, 2009, (b) if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes. The Series B preferred units have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any other securities of Summit or the Operating Partnership. Distributions on the Series B preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We accrued distributions to the holders of the Series B preferred units in the aggregate amount of $3.8 million during each of the six month periods ended June 30, 2002 and 2001.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

As of June 30, 2002, we had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. The preferred units are redeemable on or after September 3, 2004 for cash at a redemption price equal to the holder’s capital account. Holders of the Series C preferred units have the right to exchange these preferred units for shares of Summit’s Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceed 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. The Series C preferred units have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any other securities of Summit or the Operating Partnership. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We accrued distributions to the holder of the Series C preferred units in the aggregate amount of $2.4 million during each of the six month periods ended June 30, 2002 and 2001.

11. COMMON STOCK REPURCHASE PROGRAM

On March 12, 2000, Summit’s Board of Directors authorized a common stock repurchase program pursuant to which Summit was authorized to purchase up to an aggregate of $25.0 million of currently issued and outstanding shares of its common stock. During 2001, Summit’s Board of Directors increased the size of this common stock repurchase program to $56.0 million. All repurchases have been, and will be, made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. Summit did not repurchase any shares of its common stock during the six months ended June 30, 2002 or 2001. As of June 30, 2002, Summit had repurchased 288,200 shares of common stock valued at $5.7 million under its repurchase program.

12. EMPLOYEE LOAN PROGRAM

Summit’s Board of Directors believes that ownership of its common stock by its executive officers and certain other qualified employees aligns the interests of these officers and employees with the interests of Summit’s stockholders. To this end, Summit’s Board of Directors approved, and we instituted, a loan program under which Summit lends amounts to certain of its executive officers and other qualified employees to (a) finance the purchase of Summit’s common stock on the open market at then-current market prices, (b) finance the payment of the exercise price of one or more stock options to purchase shares of Summit’s common stock, or (c) finance the annual tax liability or other expenses of an executive officer related to the vesting of shares of common stock which constitute a portion of a restricted stock award granted to the executive officer. Summit has amended the terms of the loan program from time to time since its inception in 1997. The relevant officer or employee has executed a promissory note and security agreement related to each loan extended. Each outstanding note bears interest at a rate established on the date of the note, is full recourse to the officers and employees and is collateralized by the shares of Summit’s common stock which are the subject of the loans. During the second quarter of 2002, Summit issued $6.7 million of loans to six (6) executive officers. Summit had loans receivable in the net amount of $20.6 million as of June 30, 2002 and $14.5 million as of December 31, 2001. As a result of recent legislation, Summit is no longer permitted to make loans to its executive officers.

13. SUBSEQUENT EVENT

Subsequent to June 30, 2002, we acquired a stabilized, luxury apartment community in the Galleria sub-market of Dallas, Texas for cash in the amount of $17.7 million. The community, now known as Summit San Raphael, has 222 apartment homes and was constructed in 1999.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. In addition, information concerning the following are forward-looking statements:

•	the future operating performance of stabilized communities, including estimated growth rates;

•	expected national and regional economic and real estate market conditions;

•	the proposed development, acquisition or disposition of communities;

•	anticipated construction commencement and completion dates and lease-up dates; and

•	estimated development costs.

You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	economic conditions generally and the real estate market specifically, including changes in occupancy rates, market rents, rental rate concessions, job growth, household formation and population growth, the continuing deceleration of economic conditions in our markets, and the failure of national and local economic conditions to rebound in a timely manner;

•	uncertainties associated with our development activities, including the failure to obtain zoning and other approvals, actual costs exceeding our budgets and increases in construction costs;

•	the failure of acquisitions to yield expected results;

•	the failure to sell communities marketed for sale, including properties currently under contract for sale which are subject to customary closing conditions, or to sell these communities in a timely manner or on favorable terms;

•	construction delays due to the unavailability of materials, weather conditions or other delays;

•	potential environmental liabilities and related property damages, cost of investigation and remediation, and liability to third parties;

•	competition, which could limit our ability to secure attractive investment opportunities, lease apartment homes or increase or maintain rents;

•	supply and demand for apartment communities in our current and proposed market areas, especially our core markets described below;

•	availability and cost of financing and access to cost-effective capital;

•	the inability to refinance existing indebtedness or to refinance existing indebtedness on favorable terms;

•	changes in interest rates;

•	legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts (“REITs”);

•	changes in accounting principles generally accepted in the United States of America (“GAAP”); and

•	those factors discussed below and in the sections entitled “Results of Operations for the Three and Six Months Ended June 30, 2002 and 2001” on page 19 of this report, “Operating Performance of Our Fully Stabilized Communities” beginning on page 22 of this report, “Operating Performance of Our Communities in Lease-up” beginning on page 23 of this report, “Factors Affecting the Performance of Our Development Communities” beginning on page 30 of this report and “Environmental Matters” beginning on page 31 of this report.

You should consider these risks and uncertainties in evaluating forward-looking statements and you should not place undue reliance on forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this report. We do not undertake to update these forward-looking statements. You should read the following discussion in conjunction with our unaudited consolidated financial statements and notes, which accompany this report, and our audited financial statements for the year ended December 31, 2001 and the related notes included in our annual report on Form 10-K.

We conduct the business of operating, developing and acquiring “Class A” luxury apartment communities for Summit, which is a self-administered and self-managed real estate investment trust (“REIT”). As of June 30, 2002, Summit held 88.5% of our outstanding partnership interests, consisting of a 1% general partner interest and an 87.5% limited partner interest. We are obligated to redeem each common unit of limited partnership interest at the request of the holder for cash equal to the fair market value of one share of Summit’s common stock, except that we may elect to have Summit acquire each common unit presented for redemption for one share of its common stock. With each redemption of outstanding common units for common stock, Summit’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever Summit issues shares of common stock, Summit will contribute any resulting proceeds to us and we will issue an equivalent number of common units to Summit.

We are a real estate operating company that focuses on the operation, development and acquisition of “Class A” luxury apartment communities located throughout the Southeast and Mid-Atlantic United States, as well as in Texas. We focus our efforts in seven core markets, with particular emphasis on Washington, D.C., South Florida and Atlanta, Georgia. Our other core markets are Dallas and Austin, Texas and Raleigh-Durham and Charlotte, North Carolina. Because we focus on these seven core markets, changes in local economic and market conditions in these markets may significantly affect our current operations and future prospects.

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

We lease our residential properties under operating leases with terms of generally one year or less. Rental revenue is recognized on the accrual method of accounting as earned, which is not materially different from revenue recognition on a straight-line basis. We lease our office and retail space under operating leases with terms ranging from two to ten years. Rental revenue for office and retail space is recognized on a straight-line basis over the lives of the respective leases.

Expenditures directly related to the acquisition, development and improvement of real estate assets are capitalized at cost as land, buildings and improvements. Improvements are categorized as either non-recurring or recurring capitalized expenditures. Non-recurring capitalized expenditures primarily consist of the cost of improvements such as new garages, water submeters, gated security access and improvements made in conjunction with major renovations of apartment homes. Excluding major rehabilitations, recurring capitalized expenditures consist primarily of floor coverings, furniture, appliances and equipment, and exterior paint and carpentry. Repairs and maintenance, such as landscaping maintenance, interior painting and cleaning and supplies used in such activities, are expensed as incurred and we do not accrue for such costs in advance.

We capitalize interest, the cost of our development efforts directly related to apartment construction, and certain operational costs for communities under construction and in lease-up. Interest costs are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 34 based on the ratio of those units available for rental to the total number of units in the community and depreciated over the lives of the constructed assets. We capitalize the cost of our development department efforts to projects currently under construction, currently at a rate of 3.0% of such construction assets. Such costs are then depreciated over the lives of the constructed assets upon their completion. We treat each unit in an apartment community separately for capitalization and expense recognition purposes. This results in a proration of interest and operational costs in a development community between costs that are capitalized or expensed. As units become available for their intended use, we cease capitalization of interest and operational costs on those units based on the ratio of those available for rental to the total number of units in the community.

We record our real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjust the carrying value of those assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Assets to be disposed of are recorded at the lower of carrying amount or fair value less cost to sell.

HISTORICAL RESULTS OF OPERATIONS

Our net income is generated primarily from operations of our apartment communities. The changes in operating results from period to period reflect changes in existing community performance and changes in the number of apartment homes due to development, acquisition or disposition of communities. Where appropriate, comparisons are made on a “fully stabilized communities,” “acquisition communities,” “stabilized development communities,” “communities in lease-up” and “disposition communities” basis in order to adjust for changes in the number of apartment homes.

A community that we have acquired is deemed “fully stabilized” when we have owned it for one year or more as of the beginning of the current year. A community that we have developed is deemed “fully stabilized” when stabilized for at least one year as of the beginning of the current year. A community is deemed to be a “stabilized development” community when stabilized as of the beginning of the current year but not the entire prior year. We consider a community to be “stabilized” when it has attained a physical occupancy level of at least 93%. A community in “lease-up” is defined as one that has commenced rental operations but was not stabilized as of the beginning of the current year. A community’s average physical occupancy is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the community, expressed as a percentage. Average physical occupancy has been calculated using the average of the occupancy that existed on Sunday during each week of the period. Average monthly rental revenue presented represents the average monthly net rental revenue per occupied apartment home. Our methodology for calculating average physical occupancy and average monthly rental revenue may differ from the methodology used by other apartment companies and, accordingly, may not be comparable to other apartment companies.

Results of Operations for the Three and Six Months Ended June 30, 2002 and 2001

Income from continuing operations before gain on sale of real estate assets and impairment loss decreased to $17.0 million for the six months ended June 30, 2002 from $23.6 million for the six months ended June 30,

2001 and to $8.5 million for the three months ended June 30, 2002 from $11.7 million for the three months ended June 30, 2001. The decrease is primarily due to a reduction in property operating income from continued operations of $7.0 million for the six-month period and $4.3 million for the three-month period from our portfolio of communities. Property operating income is defined as rental and other property revenues less property operating and maintenance expense.

We believe that property operating income is a meaningful measure for an investor’s analysis of community performance as it represents the most consistent, comparable operating performance among our communities. Depreciation is a fixed cost not controllable by our property management staff and not all communities are encumbered by financing instruments. Therefore, all property operating and maintenance expense amounts in this Management’s Discussion and Analysis section are presented before depreciation, interest and amortization. You should not consider property operating income as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or as an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity. Our calculation of property operating income may differ from the methodology and definition used by other apartment companies, and accordingly, may not be comparable to similarly entitled measures used by other apartment companies.

We have experienced weakening fundamentals, primarily a decline in the demand for apartment homes, in all of our markets during the past year and the six months ended June 30, 2002. This weakness has been due to the downturn in the national economy as well as declining economic conditions in our core markets. Local demand for apartment homes has declined due to lower job growth, a primary driver of apartment demand, which has led to lower rental rates and higher concessions. Additionally, the favorable interest rate environment has produced record home sales which, when combined with the slowing economy, has depleted the number of prospective residents. In addition, the favorable interest rate environment has provided the opportunity for developers to continue to add to the supply of apartments in our core markets. Although the current economic environment is unpredictable, we expect these trends to continue through the end of 2002.

In Washington, D.C., our largest market, the majority of our fully stabilized pool is located in Northern Virginia. This market has been particularly impacted by the depressed telecom sector, the slow down in information technology spending and the related consulting businesses. Property revenues from fully stabilized communities in the Washington, D.C. market declined 6.3% and 3.8% for the three and six months ended June 30, 2002 when compared to the same periods in 2001 principally due to a 364% increase in concessions per unit per month coupled with average physical occupancy decreases of 2.1% and 1.1% for the three and six months ended June 30, 2002 when compared to the same periods in 2001.

Atlanta has been affected by large job losses and increasing supply of competitive apartment homes. Property revenues from fully stabilized communities in Atlanta decreased by 3.5% and 2.7% for the three and six months ended June 30, 2002 when compared to the same periods in 2001, primarily due to a 127% increase in concessions per unit per month.

Property revenues from fully stabilized communities in South Florida grew 1.2% and 1.0% for the three and six months ended June 30, 2002 when compared to the same periods of 2001. These increases are due to an economy in this market which has not been negatively impacted at the same levels as the national economy.

Operating Performance of Our Portfolio of Communities

The operating performance of our communities for the three and six months ended June 30, 2002 and 2001 is summarized below (dollars in thousands). The information in the tables that follow include the community held for sale as a fully stabilized community and not as a community sold, as it had not been sold as of June 30, 2002.

	Three Months Ended June 30,			Six Months Ended June 30,

	2002	2001	% Change	2002	2001	% Change

Property revenues:
Fully stabilized communities	$36,909	$38,621	-4.4%	$74,300	$76,634	-3.0%
Stabilized development communities	2,776	2,629	5.6%	5,441	4,940	10.1%
Communities in lease-up	3,753	1,555	141.4%	6,814	2,718	150.7%
Communities sold	1,051	6,339	-83.4%	2,800	12,713	-78.0%

Total property revenues	44,489	49,144	-9.5%	89,355	97,005	-7.9%

Property operating and maintenance expense:
Fully stabilized communities	12,800	12,326	3.8%	25,484	24,619	3.5%
Stabilized development communities	900	823	9.4%	1,789	1,573	13.7%
Communities in lease-up	1,514	597	153.6%	2,844	1,076	164.3%
Communities sold	484	2,124	-77.3%	1,139	4,327	-73.8%

Total property operating and maintenance expense	15,698	15,870	-1.1%	31,256	31,595	-1.1%

Fully stabilized communities	24,109	26,295	-8.3%	48,816	52,015	-6.2%
Stabilized development communities	1,876	1,806	3.9%	3,652	3,367	8.5%
Communities in lease-up	2,239	958	133.7%	3,970	1,642	141.8%
Communities sold	567	4,215	-86.5%	1,661	8,386	-80.2%

Total property operating income	$28,791	$33,274	-13.5%	$58,099	$65,410	-11.2%

A summary of our apartment homes (excluding joint ventures) for the six months ended June 30, 2002 and 2001 is as follows:

	2002	2001

Apartment homes at January 1 of the year	16,739	18,928
Developments which began rental operations during the year	761	—
Sale of apartment homes	(728)	(649)

Apartment homes at June 30 of the year	16,772	18,279

Operating Performance of Our Fully Stabilized Communities

The operating performance of our communities stabilized prior to January 1, 2001 is summarized below (dollars in thousands except average monthly rental revenue):

	Three Months Ended June 30,			Six Months Ended June 30,

	2002	2001	% Change	2002	2001	% Change

Property revenues:
Rental	$34,375	$35,944	-4.4%	$69,191	$71,469	-3.2%
Other	2,534	2,677	-5.3%	5,109	5,165	-1.1%

Total property revenues	36,909	38,621	-4.4%	74,300	76,634	-3.0%

Property operating and maintenance expense:
Personnel	2,660	2,537	4.8%	5,495	5,122	7.3%
Advertising and promotion	536	416	28.8%	985	829	18.8%
Utilities	1,591	1,648	-3.5%	3,248	3,350	-3.0%
Building repairs and maintenance	1,722	1,705	-1.0%	3,290	3,272	-0.6%
Real estate taxes and insurance	4,722	4,330	9.1%	9,313	8,745	6.5%
Property supervision	1,039	1,078	-3.6%	2,081	2,142	-2.8%
Other operating expense	530	612	-13.4%	1,072	1,159	-7.5%

Total property operating and maintenance expense	12,800	12,326	3.8%	25,484	24,619	3.5%

Property operating income	$24,109	$26,295	-8.3%	$48,816	$52,015	-6.2%

Average physical occupancy	93.3%	93.5%	-0.2%	93.5%	93.5%	0.0%

Average monthly rental revenue	$909	$947	-4.0%	$914	$946	-3.4%

Number of apartment homes	13,731	13,731		13,731	13,731

Number of apartment communities	46	46		46	46

For the three- and six-month periods, property revenues declined due to weakening fundamentals in our markets primarily driven by (a) a decline in job growth, (b) residents leaving our communities to purchase homes in the low interest rate environment and (c) new supply of apartment homes added to our core markets by builders benefiting from low interest rates. The current level of concessions offered to residents in our markets during the quarter ranged from one to three months of free rent and we expect significant concessions to continue in our core markets through the end of 2002 and into 2003. The increase in advertising costs for the three- and six-month periods are primarily due to an increase in fees paid to locator companies for assistance in referring residents to our communities. As a percentage of total property revenue, total property operating and maintenance expenses increased to 34.3% for the six months ended June 30, 2002 from 32.1% for the six months ended June 30, 2001. We expect that property operating income for our fully stabilized pool of communities may continue to decline for the remainder of 2002 and into 2003 based on what we believe to be reasonable assumptions as to future economic conditions and the quantity of competitive supply expected in our markets. However, there can be no assurance that actual results will not differ from this assumption, especially due to the unpredictable nature of the current economy.

Operating Performance of Our Stabilized Development Communities

Summit Lenox and Summit Russett are considered stabilized development communities as of June 30, 2002. Summit Lenox is an existing community which underwent major renovations during 1999 and 2000. Its operating results are included in results of stabilized development communities as it reached stabilization after renovation subsequent to January 1, 2001.

The operating performance of these two communities for the three and six months ended June 30, 2002 and 2001 is summarized below (dollars in thousands except average monthly rental revenue):

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2002	2001	2002	2001

Property revenues:
Rental	$2,589	$2,410	$5,062	$4,531
Other	187	219	379	409

Total property revenues	2,776	2,629	5,441	4,940
Property operating and maintenance expense	900	823	1,789	1,573

Property operating income	$1,876	$1,806	$3,652	$3,367

Average physical occupancy	95.2%	87.8%	93.7%	84.8%

Average monthly rental revenue	$1,067	$1,078	$1,067	$1,076

Number of apartment homes	857	857	857	857

The unleveraged yield on those communities considered stabilized development communities in 2002, defined as annualized property operating income as a percentage of total development cost, was 9.3% for the six months ended June 30, 2002.

Operating Performance of Our Communities in Lease-up

A summary of the seven communities in lease-up during the three and six months ended June 30, 2002 is as follows (dollars in thousands):

		Total	Actual/			% Leased
	Number of	Actual/	Anticipated	Actual/	Q2 2002	as of
	Apartment	Estimated	Construction	Anticipated	Average	June 30,
Community	Homes	Cost	Completion	Stabilization	Occupancy	2002

Summit Grandview — Charlotte, NC (1)	266	$51,200	Q4 2000	Q4 2001	93.4%	92.5%
Summit Overlook — Raleigh, NC	320	28,448	Q3 2001	Q2 2002	83.5%	95.0%
Summit Crest — Raleigh, NC	438	32,627	Q3 2001	Q2 2002	83.2%	96.1%
Summit Peachtree City — Atlanta, GA	399	33,219	Q4 2001	Q3 2002	62.3%	78.4%
Summit Shiloh II — Atlanta, GA	50	4,015	Q1 2002	Q2 2002	80.5%	100.0%
Summit Brookwood — Atlanta, GA (2)	359	41,500	Q4 2002	Q2 2003	2.6%	13.9%
Summit Valleybrook — Philadelphia, PA (2)	352	37,000	Q1 2003	Q3 2003	13.1%	23.6%

	2,184	$228,009

(1)	The apartment homes at Summit Grandview stabilized during the fourth quarter of 2001. Stabilization, occupancy and percent leased information in the table above represents data for the apartment units only. The 75,203 square feet of commercial space at Summit Grandview was 76.3% leased and 76.3% occupied as of June 30, 2002.
(2)	The related assets of this property are included in the “Construction in progress” category as of June 30, 2002.

The actual stabilization dates for our communities in lease-up may be later than anticipated if economic conditions in the relevant markets continue to decline or do not recover in a timely manner. The rental rates that we charge may also be less than expected, and we will need to continue to offer rent concessions to residents.

The operating performance of our lease-up communities for the three and six months ended June 30, 2002 and 2001 is summarized below (dollars in thousands):

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2002	2001	2002	2001

Property revenues:
Rental revenues	$3,543	$1,474	$6,414	$2,455
Other property revenue	210	81	400	263

Total property revenues	3,753	1,555	6,814	2,718
Property operating and maintenance expense	1,514	597	2,844	1,076

Property operating income	$2,239	$958	$3,970	$1,642

Number of apartment homes	2,184	2,184	2,184	2,184

Operating Performance of Our Disposition Communities

During the six months ended June 30, 2002, we sold two apartment communities formerly known as Summit Breckenridge (300 apartment homes) located in Richmond, Virginia and Summit New Albany (428 apartment homes) located in Columbus, Ohio. The disposition of these two communities completed our exit of the Richmond and Columbus markets. The information in the table below represents operating results for the three and six months ended June 30, 2002 and 2001 for the former Summit Breckenridge and former Summit New Albany. The information in the table below also includes operating results for the three and six months ended June 30, 2001 for the following communities sold during 2001 (referred to in this report using former community names): Summit Palm Lake, Summit Arbors, Summit Radbourne, Summit Lofts, Summit Gateway, Summit Stony Point, Summit Deerfield, Summit Waterford and Summit Walk (dollars in thousands).

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2002	2001	2002	2001

Property revenues:
Rental revenues	$979	$5,884	$2,614	$11,797
Other property revenue	72	455	186	916

Total property revenues	1,051	6,339	2,800	12,713
Property operating and maintenance expense	484	2,124	1,139	4,327

Property operating income	$567	$4,215	$1,661	$8,386

Number of apartment homes	728	2,917	728	2,917

Operating Performance of Summit Management Company

We own 1% of the voting stock and 99% of the non-voting stock of Summit Management Company (the “Management Company”). The remaining 99% of voting stock and 1% of non-voting stock are held by one of the Co-Chairmen of Summit’s Board of Directors. As a result of this stock ownership, we have a 99% economic interest and the Co-Chairman has a 1% economic interest in the Management Company. Because of our ability to exercise significant influence, the Management Company is accounted for on the equity method of accounting. The operating performance of the Management Company and its wholly-owned subsidiary, Summit Apartment Builders, Inc., for the three and six months ended June 30, 2002 and 2001 is summarized below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

	2002	2001	% Change	2002	2001	% Change

Revenues:
Management fees charged to Operating Partnership	$1,711	$1,656	3.3%	$3,231	$3,592	-10.1%
Third party management fee revenue	253	205	23.4%	463	440	5.2%
Construction revenue charged to Operating Partnership	564	799	-29.4%	1,066	1,554	-31.4%
Other revenue	66	177	-62.7%	140	251	-44.2%

Total revenue	2,594	2,837	-8.6%	4,900	5,837	-16.1%

Expenses:
Operating	2,099	2,473	-15.1%	4,159	4,893	-15.0%
Depreciation	77	80	-3.8%	154	160	-3.8%
Amortization	73	75	-2.7%	146	149	-2.0%
Interest	75	75	0.0%	150	150	0.0%

Total expenses	2,324	2,703	-14.0%	4,609	5,352	-13.9%

Net income	$270	$134	101.5%	$291	$485	-40.0%

The decrease in management fees charged to us for the six-month period is primarily due to a decrease of fees earned from communities under development as a result of the stage of development of such communities during the first half of 2002 when compared to the first half of 2001, as well as the absence in 2002 of management fees earned from communities disposed during 2001. Construction revenue declined for the three and six months ended June 30, 2002 and 2001 due to a reduction in our development activity. All of the construction revenue during the three and six months ended June 30, 2002 and 2001 was from contracts with the Operating Partnership. We have curtailed, and may continue to curtail, our development efforts to increase our financial flexibility in the current economic environment. Operating expenses decreased at the Management Company primarily due to a reduction in staffing.

Property management revenues included property management fees from third parties of $253,000 and $463,000 for the three and six months ended June 30, 2002 and $205,000 and $440,000 for the three and six months ended June 30, 2001. Property management fees from third parties as a percentage of total property management revenues were 12.9% and 12.5% for the three and six months ended June 30, 2002 and 11.0% and 10.9% for the three and six months ended June 30, 2001.

Other Income and Expenses

Other income decreased by $481,000 and $531,000 to $28,000 and $160,000 for the three and six months ended June 30, 2002 when compared to the same periods in 2001, primarily due to a $388,000 fee earned during 2001 in connection with a community that is being developed by a third party developer.

Interest expense decreased by $970,000, or 9.7%, and $1.8 million, or 9.1%, for the three and six months ended June 30, 2002 compared with the same periods in 2001. These decreases were primarily due to a decrease of 0.46% in our average interest rate and a decrease of $14.8 million in average indebtedness outstanding for the three-month period ended June 30, 2002 when compared to the same period of 2001 as well as a decrease of 0.43% in our average interest rate and a decrease of $21.5 million in average indebtedness outstanding for the six-month period ended June 30, 2002 when compared to the same period in 2001.

General and administrative expenses increased $93,000 and $619,000, or 7.2% and 24.5%, for the three and six months ended June 30, 2002 as compared to the same periods in 2001. The increase for the six-month period was primarily the result of an increase in compensation costs of $144,000 due to stock grants which vested during the six months ended June 30, 2002, an increase in accounting, legal and professional printing fee accruals in the aggregate amount of $231,000, as well as an increase in the amount accrued for the costs of executive compensation of $135,000 during the six months ended June 30, 2002 as compared to the amounts recorded during the same period in 2001. The executive compensation accrued during the six months ended June 30, 2002 will be paid only if certain performance objectives are met for the entire year by us and the executives as defined in the executive compensation plan which was approved by our Board of Directors. As a percentage of revenues, general and administrative expenses were 3.2% and 3.6% for the three and six months ended June 30, 2002 and 2.7% for each of the same periods in 2001.

Liquidity and Capital Resources

     Liquidity

Our net cash provided by operating activities decreased to $37.1 million for the six months ended June 30, 2002 from $42.9 million for the same period in 2001, primarily due to a $6.6 million decrease in income from continuing operations before gain on sale of real estate assets and impairment loss.

Net cash used in investing activities increased to $23.1 million for the six months ended June 30, 2002 from $13.0 million for the same period in 2001 primarily due to a decrease of $8.9 million in proceeds received from the sale of communities. Property sale proceeds from six of nine communities sold during 2001 and one of the two communities sold during the six months ended June 30, 2002 were placed in escrow in accordance with like-kind exchange income tax rules and regulations. In addition to cash proceeds received in connection with the 2002 disposition which was not placed in escrow in accordance with like-kind exchange income tax rules and regulations, proceeds from the sale of communities represent funds expended from these like-kind exchange escrows. In the event proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company level tax may be incurred.

Net cash used in financing activities decreased to $13.8 million for the six months ended June 30, 2002 from $30.5 million for the six months ended June 30, 2001. The decrease in cash used in financing activities is primarily due to an increase in net borrowings on our unsecured credit facility of $73.5 million offset by an absence of proceeds from the issuance of unsecured medium-term notes of $60.0 million. The proceeds from the credit facility borrowings were primarily used to fund development activity given the reduction of community sale proceeds available for this purpose.

The ratio of earnings to fixed charges was 1.55 for the six months ended June 30, 2002 compared to 1.65 for the six months ended June 30, 2001. The decrease in the ratio of earnings to fixed charges is primarily due to a $7.0 million decrease in property operating income.

Our outstanding indebtedness as of June 30, 2002 totaled $734.7 million. This amount included $286.7 million of fixed rate conventional mortgages, $21.8 million of variable rate tax-exempt bonds, $308.0 million of fixed rate unsecured notes, $3.9 million of tax-exempt fixed rate mortgages, $112.5 million under our unsecured credit facility, and $1.8 million of fair value adjustments of hedged debt instruments.

We expect to meet our liquidity requirements over the next twelve months, including payments of dividends and distributions as well as recurring capital expenditures relating to maintaining our existing communities, primarily through our working capital, net cash provided by operating activities and borrowings under our unsecured credit facility.

We expect to meet our long-term liquidity requirements, such as scheduled mortgage debt maturities, property acquisitions, financing of development activities and other non-recurring capital improvements, through the issuance of unsecured notes and equity securities, from undistributed cash flow, from proceeds received from the disposition of certain communities and, in connection with the acquisition of land or improved property, through the issuance of common units. We believe that we have adequate borrowing capacity and accessibility to attractive disposition opportunities to fund our long-term liquidity requirements.

Credit Facility

We have a syndicated unsecured line of credit in the amount of $225.0 million, which matures on September 26, 2004. The credit facility provides funds for new development, acquisitions and general working capital purposes. Loans under the credit facility bear interest at LIBOR plus 100 basis points. The spread component of the aggregate interest rate will change in the event of an upgrade or downgrade of our unsecured credit rating of BBB- by Standard & Poor’s Rating Services and Baa3 by Moody’s Investors Service. Amounts are borrowed for thirty, sixty or ninety day increments at the appropriate interest rates for such time period. Therefore, amounts are borrowed and repaid within those thirty, sixty or ninety day periods. The credit facility is repayable monthly on an interest only basis with principal due at maturity of each thirty, sixty or ninety day increment. As of June 30, 2002, the outstanding balance of the credit facility was $112.5 million, leaving $112.5 million of remaining availability on the $225.0 million commitment.

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

Medium-Term Notes

On April 20, 2000, we commenced a program for the sale of up to $250.0 million aggregate principal amount of medium-term notes due nine months or more from the date of issuance. We had medium-term notes with an aggregate principal amount of $112.0 million outstanding in connection with the MTN program as of June 30, 2002.

On May 29, 1998, we established a program for the sale of up to $95.0 million aggregate principal amount of medium-term notes due nine months or more from the date of issuance. We had medium-term notes with an aggregate principal amount of $25.0 million outstanding in connection with this MTN program as of June 30, 2002. As a result of the commencement of the $250.0 million MTN program, we cannot issue any additional notes under the $95.0 million MTN program.

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

We terminated an interest rate swap with a $30.0 million notional amount during the six months ended June 30, 2002. Under SFAS No. 133, as a result of the termination, we de-designated the $30.0 million swap as a fair value hedge against certain fixed rate debt. We will amortize as a yield adjustment $1.5 million, which represents the difference between the par value and carrying amount of the fixed-rate debt obligation, over the remaining term of the debt obligation, which matures on December 15, 2003.

On June 14, 2002, we entered into an interest rate swap with a notional amount of $50.0 million, relating to $50.0 million of 7.20% fixed rate notes issued under our MTN program. Under the interest rate swap agreement, through the maturity date of August 15, 2007, (a) we have agreed to pay to the counterparty the interest on a $50.0 million notional amount at a floating interest rate of three-month LIBOR plus 241.75 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate of the underlying debt obligation. The floating rate as of June 30, 2002 was 4.29%. The fair value of the interest rate swap was an asset of $371,000 as of June 30, 2002. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded in “Other assets” in the accompanying balance sheets. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under FAS 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

Preferred Units

As of June 30, 2002, we had outstanding 3.4 million preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units. These preferred units are redeemable on or after April 29, 2004 for cash at a redemption price equal to the holder’s capital account, or at Summit’s option, shares of its 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock, or a combination of cash and shares of Summit’s 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock. Holders of the Series B preferred units have the right to exchange these preferred units for shares of Summit’s Series B preferred stock on a one-for-one basis, subject to adjustment: (a) on or after April 29, 2009, (b) if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes. The Series B preferred units have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any other securities of Summit or the Operating Partnership. Distributions on the Series B preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We accrued distributions to the holders of the Series B preferred units in the aggregate amount of $3.8 million during each of the six month periods ended June 30, 2002 and 2001.

As of June 30, 2002, we had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. The preferred units are redeemable on or after September 3, 2004 for cash at a redemption price equal to the holder’s capital account. Holders of the Series C preferred units have the right to exchange these preferred units for shares of Summit’s Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceed 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. The Series C preferred units have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any other securities of Summit or the Operating Partnership. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We accrued distributions to the holder of the Series C preferred units in the aggregate amount of $2.4 million during each of the six month periods ended June 30, 2002 and 2001.

Common Stock Repurchase Program

On March 12, 2000, Summit’s Board of Directors authorized a common stock repurchase program pursuant to which Summit was authorized to purchase up to an aggregate of $25.0 million of currently issued and outstanding shares of its common stock. During 2001, Summit’s Board of Directors increased the size of this common stock repurchase program to $56.0 million. All repurchases have been, and will be, made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. Summit did not repurchase any shares of its common stock during the six months ended June 30, 2002 or 2001. As of June 30, 2002, Summit had repurchased 288,200 shares of common stock valued at $5.7 million under its repurchase program.

Employee Loan Program

Summit’s Board of Directors believes that ownership of its common stock by its executive officers and certain other qualified employees aligns the interests of these officers and employees with the interests of Summit’s stockholders. To this end, Summit’s Board of Directors approved, and Summit instituted, a loan program under which Summit lends amounts to certain of its executive officers and other qualified employees to (a) finance the purchase of Summit’s common stock on the open market at then-current market prices, (b) finance the payment of the exercise price of one or more stock options to purchase shares of Summit’s common stock, or (c) finance the annual tax liability or other expenses of an executive officer related to the vesting of shares of common stock which constitute a portion of a restricted stock award granted to the executive officer. Summit has amended the terms of the loan program from time to time since its inception in 1997. The relevant officer or employee has executed a promissory note and security agreement related to each loan extended. Each outstanding note bears interest at a rate established on the date of the note, is full recourse to the officers and employees and is collateralized by the shares of Summit’s common stock which are the subject of the loans. During the second quarter of 2002, Summit issued $6.7 million of loans to six (6) executive officers. Summit had loans receivable in the net amount of $20.6 million as of June 30, 2002 and $14.5 million as of December 31, 2001. As a result of recent legislation, Summit is no longer permitted to make loans to its executive officers.

Communities Held for Sale

We had one community, with a net book value of $8.8 million, under contract for sale as of June 30, 2002. The revenues and property operating income from this community represented 1.5% of total revenues and 1.5% of total property operating income for the six months ended June 30, 2002. Proceeds from the sale of this community are expected to be used to fund future development and acquisition activities. The sale of this community is expected to occur during the third quarter of 2002 and is subject to customary closing conditions. We cannot be certain that this community or other communities that we market for sale will be sold in a timely manner, on favorable terms or at all.

In accordance with SFAS No. 144, net income and gain (loss) on disposition of real estate for communities considered held for sale after December 31, 2001 are reflected in our statements of operations as “Discontinued operations” for all periods presented. Below is a summary of discontinued operations for Summit New Albany and the community considered held for sale as of June 30, 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Property revenues:
Rental revenues	$1,542	$1,749	$3,183	$3,425
Other property revenue	88	111	170	212

Total property revenues	1,630	1,860	3,353	3,637
Property operating and maintenance expense	636	643	1,270	1,283
Depreciation	365	364	731	725
Interest and amortization	77	150	145	286

Income from discontinued operations before loss on disposition of discontinued operation	552	703	1,207	1,343
Loss on disposition of discontinued operations	(4,209)	—	(4,209)	—

(Loss) income from discontinued operations	$(3,657)	$703	$(3,002)	$1,343

Development Activity

Our construction in progress as of June 30, 2002 is summarized as follows (dollars in thousands):

		Total		Estimated	Anticipated
	Apartment	Estimated	Cost To	Cost To	Construction
Community	Homes	Costs	Date	Complete	Completion

Summit Brookwood — Atlanta, GA (1)	359	$41,500	$33,952	$7,548	Q4 2002
Summit Grand Parc — Washington, DC (2)	105	42,000	35,415	6,585	Q4 2002
Summit Valleybrook — Philadelphia, PA (1)	352	37,000	34,351	2,649	Q1 2003
Summit Roosevelt — Washington, DC	198	49,600	30,605	18,995	Q3 2003
Summit Stockbridge — Atlanta, GA	304	23,600	8,306	15,294	Q4 2003
Summit Las Olas — Ft. Lauderdale, FL	420	73,700	22,685	51,015	Q3 2005
Other development and construction costs (3)	—	—	32,506	—

	1,738	$67,400	$197,820	$102,086

(1)	These communities were in lease-up as of June 30, 2002.
(2)	The estimated cost of Summit Grand Parc has increased by 42.9% over the estimated cost disclosed one year ago. Summit Grand Parc is an historic renovation of a building in downtown Washington, D.C. involving building a new tower adjacent to the historic structure. We and our third party general contractor underestimated the complexity and cost of this unique construction project. Summit Grand Parc was 84% complete as of June 30, 2002 and we do not foresee any future material increases to the estimated costs.
(3)	Consists primarily of land held for development and other pre-development costs.

Estimated costs to complete the development communities listed above of $102.1 million, as well as our commitment to purchase Summit Brickell for an estimated price ranging from $50.5 million to $60.0 million (see section entitled “Commitments and Contingencies” below), represent substantially all of our material commitments for capital expenditures as of June 30, 2002. We have curtailed, and may continue to curtail, our development spending in an effort to increase our financial flexibility in the current economic environment.

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

In addition, we are conducting feasibility and other pre-development work for six communities. We could abandon the development of any one or more of these potential communities in the event that we determine that market conditions do not support development, financing is not available on favorable terms or at all, we are unable to obtain necessary permits and authorizations, or due to other circumstances which may prevent development. There can be no assurance that, if we do pursue one or more potential communities, that we will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.

Commitments and Contingencies

The estimated cost to complete the six development projects currently under construction was $102.1 million as of June 30, 2002. Anticipated construction completion dates of the projects range from the fourth quarter of 2002 to the third quarter of 2005.

On January 19, 2000, we entered into a real estate purchase agreement with a third-party real estate developer. Under the terms of the agreement, we have agreed to purchase upon completion a “Class A” mixed-use community, which will be called Summit Brickell, and is located in Miami, Florida. We will purchase Summit Brickell upon the earlier of one year after construction completion or the achievement of 80% occupancy. We may extend this closing obligation for six months after the initial purchase period. We expect to close on the purchase of Summit Brickell during late 2002 or in 2003. The final purchase price will be determined based on budgeted construction costs plus a bonus to the developer based on the capitalized income of the property at the time of purchase. In the event there are net cost savings during construction, a portion of such savings will be used to reduce the purchase price and a portion will be paid as an incentive to the developer pursuant to an agreed upon formula. In the event there are net cost overruns during construction, the developer will be responsible for funding such overruns unless those overruns result from design change orders which we request; such overruns will be added to the purchase price. The purchase price is expected to range from $50.5 million to $60.0 million. The purchase of Summit Brickell is subject to customary closing conditions. We have issued a letter of credit in the amount of $13.0 million, which serves as a credit enhancement to the developer’s construction loan. In the event that any amount under the letter of credit is drawn upon, we shall be treated as having issued a loan to the developer in the amount of such draw. Any such loan will accrue interest at a rate of eighteen percent (18%) per year.

Summit has employment agreements with two of its former executive officers, both of whom resigned from such executive positions, but who remain as employees and have agreed to provide various services to Summit from time to time over the next ten years. Each employment agreement requires that Summit pay to the former officers a base salary aggregating up to $2.1 million over the period from July 1, 2001 to December 31, 2011 ($200,000 on an annual basis). Either party can terminate the employment agreements, effective 20 business days after written notice is given. The full base salary amount due shall be payable through 2011 whether or not the agreements are terminated earlier in accordance with their terms.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required, in many instances regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at that property. The owner or operator of real estate may be held liable to a governmental entity or to third parties for property damage and for investigation and remediation costs incurred by those parties in connection with the contamination, which may be substantial. The presence of these substances, or the failure to properly remediate the contamination, may adversely affect the owner’s ability to borrow against, sell or rent that property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. In connection with the ownership, operation, management and development of our communities and other real properties, we may be potentially liable for these damages and costs.

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

Finally, when excessive moisture accumulates in buildings or on building materials, mold growth will often occur, particularly if the moisture problem remains undiscovered or is not addressed. Some molds are known to produce potent toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold can cause a variety of health effects and symptoms, including severe allergic or other reactions. As a result, the presence of mold at one of our communities could require us to undertake a costly remediation program to contain or remove the mold from the affected community. Such a remediation program could necessitate the temporary relocation of some or all of the community’s residents or the complete rehabilitation of the community.

The assessments of our communities have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets, financial condition or results of operations, nor are we aware of any other environmental conditions which would have a material adverse effect. It is possible, however, that our assessments do not reveal all environmental liabilities, that there are material environmental liabilities of which we are unaware or that our assessment of the materiality of the environmental liability is incorrect. Moreover, there can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our communities will not be affected by residents (such as the improper use of appliances or machinery, including fireplaces, by residents at our communities), the condition of land or operations in the vicinity of the communities (such as the presence of underground storage tanks), or third parties unrelated to us.

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

FFO and FAD for the three and six months ended June 30, 2002 and 2001 are calculated as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Income available to common unitholders	$15,586	$18,875	$21,616	$28,257
Gain on sale of real estate assets	(9,634)	(10,782)	(9,634)	(10,782)

Adjusted net income	5,952	8,093	11,982	17,475
Depreciation:
Real estate assets	9,747	9,961	19,464	19,347
Real estate joint venture	316	376	616	574

Funds from Operations	16,015	18,430	32,062	37,396
Recurring capital expenditures (1)	(962)	(1,599)	(1,911)	(2,563)

Funds Available for Distribution	$15,053	$16,831	$30,151	$34,833

Non-recurring capital expenditures (2)	$295	$920	$633	$2,049

Cash Flow Provided By (Used In):
Operating activities	$21,387	$24,682	$37,124	$42,912
Investing activities	3,317	(7,756)	(23,055)	(13,031)
Financing activities	(24,838)	(16,862)	(13,756)	(30,525)
Weighted average units outstanding — basic	30,888,338	31,099,292	30,785,909	31,050,037

Weighted average units outstanding — diluted	31,163,943	31,421,902	31,046,617	31,355,825

(1)	Recurring capital expenditures are expected to be funded from operations and consist primarily of floor coverings, furniture, appliances and equipment and exterior paint and carpentry. In contrast, non-recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities and, therefore, are not included in the calculation of FAD.
(2)	Non-recurring capital expenditures for the six months ended June 30, 2002 and 2001 primarily consist of: $531,000 and $542,000 for major renovations in 2002 and 2001; $13,000 and $115,000 for access gates and security fences in 2002 and 2001; $89,000 and $424,000 in other revenue enhancement expenditures in 2002 and 2001; and $968,000 of alternative landscaping mulch in 2001.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On June 14, 2002, we entered into an interest rate swap with a notional amount of $50.0 million, relating to $50.0 million of 7.20% fixed rate notes issued under our MTN program. Under the interest rate swap agreement, through the maturity date of August 15, 2007, (a) we have agreed to pay to the counterparty the interest on a $50.0 million notional amount at a floating interest rate of three-month LIBOR plus 241.75 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate of the underlying debt obligation. The floating rate as of June 30, 2002 was 4.29%. The fair value of the interest rate swap was an asset of $371,000 as of June 30, 2002. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded in “Other assets” in the accompanying balance sheets. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under FAS 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

We terminated an interest rate swap with a $30.0 million notional amount during the six months ended June 30, 2002. Under SFAS No. 133, we de-designated the $30.0 million swap as a fair value hedge against certain fixed rate debt. As a result of terminating the $30.0 million swap, we will amortize as a yield adjustment $1.5 million, which represents the difference between the par value and carrying amount of the fixed-rate debt obligation, over the remaining term of the debt obligation, which matures on December 15, 2003.

There have been no other material changes in our financial market risk since the filing of our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II

ITEM 2. CHANGES IN SECURITIES

During the three months ended June 30, 2002, we issued common units in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act in the amounts and for the consideration set forth below:

A.	On April 5, 2002, April 9, 2002 and May 2, 2002, Summit issued 64,255, 15,945 and 30,000 shares of common stock pursuant to the exercise of stock options. Summit contributed the proceeds ($1.7 million in the aggregate) of these sales to us in consideration of an aggregate of 110,200 common units.

B.	On May 15, 2002, Summit issued an aggregate of 132,070 shares of common stock pursuant to its Dividend Reinvestment and Stock Purchase Plans. Summit contributed the proceeds ($2.9 million) of these option exercises to us in consideration of an aggregate of 132,070 common units.

In light of the circumstances under which these common units were issued, management of Summit, in its capacity as our general partner, believes that we may rely on such exemption.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Promissory Note and Security Agreement, dated April 30, 2002, evidencing a loan in the amount of $1,299,994 to Michael L. Schwarz for the purpose of purchasing shares of Summit’s common stock on the open market at then-current market prices (incorporated by reference to Exhibit 10.1 to Summit’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).
10.2	Promissory Note and Security Agreement, dated April 30, 2002, evidencing a loan in the amount of $699,995 to Gregg D. Adzema for the purpose of purchasing shares of Summit’s common stock on the open market at then-current market prices (incorporated by reference to Exhibit 10.2 to Summit’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).
10.3	Promissory Note and Security Agreement, dated April 30, 2002, evidencing a loan in the amount of $2,649,940 to Steven R. LeBlanc for the purpose of purchasing shares of Summit’s common stock on the open market at then-current market prices (incorporated by reference to Exhibit 10.3 to Summit’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).
10.4	Promissory Note and Security Agreement, dated April 30, 2002, evidencing a loan in the amount of $699,995 to Keith L. Downey for the purpose of purchasing shares of Summit’s common stock on the open market at then-current market prices (incorporated by reference to Exhibit 10.4 to Summit’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).
10.5	Promissory Note and Security Agreement, dated April 30, 2002, evidencing a loan in the amount of $699,995 to Randall M. Ell for the purpose of purchasing shares of Summit’s common stock on the open market at then-current market prices (incorporated by reference to Exhibit 10.5 to Summit’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).
10.6	Promissory Note and Security Agreement, dated June 12, 2002, evidencing a loan in the amount of $699,995 to Douglas E. Brout for the purpose of purchasing shares of Summit’s common stock on the open market at then-current market prices (incorporated by reference to Exhibit 10.6 to Summit’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).
10.7	Swap Transaction, dated June 17, 2002, between the Operating Partnership and Bank of America N.A. (incorporated by reference to Exhibit 10.7 to Summit’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792)
10.8	Second Amendment to Promissory Note and Security Agreement dated May 16, 2002 by and between Summit Properties Inc. and Michael L. Schwarz related to the Promissory Note and Security Agreement dated August 6, 1998 evidencing a loan for the purpose of purchasing shares of Summit’s common stock (incorporated by reference to Exhibit 10.8 to Summit’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).

10.9	Second Amendment to Promissory Note and Security Agreement dated May 16, 2002 by and between Summit Properties Inc. and Michael L. Schwarz related to the Promissory Note and Security Agreement dated February 2, 1999 evidencing a loan for the purpose of purchasing shares of Summit’s common stock (incorporated by reference to Exhibit 10.9 to Summit’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).
10.10	Second Amendment to Promissory Note and Security Agreement dated May 16, 2002 by and between Summit Properties Inc. and Michael L. Schwarz related to the Promissory Note and Security Agreement dated January 28, 1998 evidencing a loan for the purpose of purchasing shares of Summit’s common stock (incorporated by reference to Exhibit 10.10 to Summit’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).
10.11	Second Amendment to Promissory Note and Security Agreement dated May 16, 2002 by and between Summit Properties Inc. and Michael L. Schwarz related to the Promissory Note and Security Agreement dated January 30, 1998 evidencing a loan for the purpose of purchasing shares of Summit’s common stock (incorporated by reference to Exhibit 10.11 to Summit’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).
10.12	Second Amendment to Promissory Note and Security Agreement dated May 16, 2002 by and between Summit Properties Inc. and Michael L. Schwarz related to the Promissory Note and Security Agreement dated July 29, 1998 evidencing a loan for the purpose of purchasing shares of Summit’s common stock (incorporated by reference to Exhibit 10.12 to Summit’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).
10.13	Second Amendment to Promissory Note and Security Agreement dated May 16, 2002 by and between Summit Properties Inc. and Steven R. LeBlanc related to the Promissory Note and Security Agreement dated August 5, 1998 evidencing a loan for the purpose of purchasing shares of Summit’s common stock (incorporated by reference to Exhibit 10.13 to Summit’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).
10.14	Second Amendment to Promissory Note and Security Agreement dated May 16, 2002 by and between Summit Properties Inc. and Steven R. LeBlanc related to the Promissory Note and Security Agreement dated February 2, 1999 evidencing a loan for the purpose of purchasing shares of Summit’s common stock (incorporated by reference to Exhibit 10.14 to Summit’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).
*12.1	Statement Regarding Calculation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2002.

*	Filed herewith

(b) Reports on Form 8-K

We did not file any reports on Form 8-K during the second quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT PROPERTIES PARTNERSHIP, L.P. By: Summit Properties Inc., as General Partner

August 13, 2002 (Date)	/s/ STEVEN R. LEBLANC Steven R. LeBlanc, President and Chief Executive Officer

August 13, 2002 (Date)	/s/ GREGG D. ADZEMA Gregg D. Adzema Executive Vice President and Chief Financial Officer