Form 10-K
period 2002-12-31
SUMMIT PROPERTIES PARTNERSHIP L P
filed 2003-03-19
CIK 1034235

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002               Commission file number 0-22411

SUMMIT PROPERTIES PARTNERSHIP, L.P.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-1857809 (I.R.S. Employer Identification No.)

309 East Morehead Street Suite 200 Charlotte, North Carolina (Address of principal executive offices)	28202 (Zip Code)

(704) 334-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Units of Limited Partnership Interest

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☒

      The aggregate market value of common units of limited partnership interest (“Units”) held by nonaffiliates of the Registrant as of June 28, 2002 was $54,573,643 based on the last reported sale price on that date of the Common Stock of Summit Properties Inc., a Maryland corporation and the sole general partner of the Registrant, into which Units are redeemable under certain circumstances at the election of the Registrant.

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in this report on Form 10-K, including the section entitled “Forward-Looking Statements” on page 15. Unless the context otherwise requires, all references to “we,” “our” or “us” in this report refer collectively to Summit Properties Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. All references to “Summit” in this report refer to Summit Properties Inc., a Maryland corporation and the sole general partner of the Operating Partnership.

Item 1.     Business

Our Company

We are a real estate operating company that focuses on the development, construction, acquisition, and operation of luxury apartment communities. As of December 31, 2002, we owned 51 completed communities comprised of 15,428 apartment homes with an additional 1,206 apartment homes under construction in four new communities. We also own a 25% interest in a joint venture comprised of four completed communities with 1,203 apartment homes. We are a fully integrated organization with multifamily development, construction, acquisition and operation expertise. As of December 31, 2002, we had approximately 500 employees.

We operate throughout the Southeast and Mid-Atlantic states and have chosen to focus our current efforts in five core markets consisting of Atlanta, Charlotte, Raleigh, Southeast Florida and Washington, D.C. While we currently operate in Texas as well, we intend to exit our Texas markets and use the sales proceeds from those communities primarily to increase our presence in the Washington, D.C. and Southeast Florida markets. We have established city operating offices in all of our core markets. These city offices have direct responsibility for development, construction, and management of the communities in their geographic markets. We believe that this decentralized structure provides us with superior local knowledge and experience in each market.

The sole general partner of the Operating Partnership is Summit, a real estate investment trust (“REIT”). Summit’s common stock, par value $0.01 per share, is listed on the New York Stock Exchange under the symbol “SMT”. Our property management, certain construction, and other businesses are conducted through our subsidiaries, Summit Management Company, a Maryland corporation, and Summit Apartment Builders, Inc., a Florida corporation. Throughout this report, we refer to Summit Management Company as the “Management Company” and to Summit Apartment Builders, Inc. as the “Construction Company.”

Operating Philosophy

We view customer service as one of our key values and seek to provide our residents with experienced, well-trained and attentive management staffs. Utilizing a hiring process known as “Success By Selection,” we select potential candidates who believe in superior customer service. Once hired, our associates enter into a comprehensive training program called “Ask for Action.” This training program ensures that our associates have a clear understanding of their job responsibilities, the high standards of performance expected of them, and the importance of excellent customer service. We have also developed several classes focusing on excellence in property management to provide on-going training for our associates and to further enhance associate productivity. We believe that this training regimen, along with the “Success by Selection” hiring process, has provided a higher quality management staff, evidenced by high resident satisfaction at our communities. For an unprecedented four years (1998 to 2001), we received the CEL & Associates, Inc. “Customer Service Award for Excellence.” This award is based on survey results of apartment residents throughout the country.

We have long stressed the importance of developing strong customer relationships with our residents. Our commitment to resident satisfaction is evidenced by our “Peak Services.” Among the many Peak Services are: a Happiness Guarantee where residents can move from one of our communities without early lease termination charges if they are not satisfied with their home during the first 30 days; Same Day Maintenance Service and

Emergency Maintenance available 24 hours a day; Business Services; Package Acceptance and Delivery; Loaner Living Accessories where we provide convenience tools for our residents’ use; No Nonsense Transfer Policy where residents can easily move from one Summit community to another without incurring many of the additional fees normally associated with such a move; and a free current run Video Library.

Business and Growth Strategies

In addition to superior customer service, we have identified four other strategies to create long term value for our unitholders and Summit’s stockholders: Disciplined Capital Management; Strategic Market Selection; Decentralized, Fully Integrated Operating Teams; and Sound Risk Management.

Disciplined Capital Management. We have determined that currently our most efficient source of capital continues to be contained within our existing portfolio of communities. By disposing of older communities in less desirable locations, and redeploying that capital in new communities in our core markets, we are able to create value in two ways. First, we have historically realized higher returns, on average, from the newer communities where this “Recycled Capital” has been utilized as compared to the older communities that have provided this capital. Second, this Capital Recycling Program has reduced the average age of the communities in our portfolio to approximately six years. This reduction in average age has resulted in lower maintenance and capital expenditure costs and has allowed us to better adapt our product to constantly changing market demands. Although we anticipate continuing this strategy of reinvesting capital obtained from dispositions into the development of new communities, there can be no assurance that we will be able to complete our disposition strategy, that assets identified for sale can be sold, or sold on satisfactory terms, or that we will be able to locate favorable opportunities for investment in our core markets.

Strategic Market Selection. Our goal is to be a market-leading operator of luxury apartment homes in a carefully selected group of core markets. We believe this strategy will improve our financial performance by improving economies of scale, concentrating market knowledge, and increasing brand awareness. We believe employment growth is a critical economic factor which affects apartment occupancy and rental rates. Based on a historical comparison of employment growth in our five core markets versus the U.S. average (excluding our core markets), these markets have typically generated higher job growth over an extended period of time and recovered from economic downturns more quickly.

Decentralized, Fully Integrated Operating Teams. We have integrated property management, development, and construction on a local level through our City Team™ concept. Each of the City Teams includes a developer employed by Summit adept at visualizing market opportunities, construction personnel at the Construction Company who specialize in building luxury apartment communities, and management personnel at the Management Company experienced in the marketing, leasing and maintenance of luxury apartment communities. Working within well-understood corporate guidelines under the direction of senior management at our headquarters, these teams operate as autonomous units. We believe this integrated approach will create premium quality communities and increased customer satisfaction.

Sound Risk Management. We endeavor to practice sound risk management with respect to our portfolio of communities. Potential developments proposed by the City Teams are vigorously reviewed by a panel of senior management at our headquarters prior to the commitment of significant investment dollars. We believe that this combination of locally generated development opportunities, together with centralized review and assessment, produces a premium quality community with manageable risk.

Development Program

Through our City Teams, we maintain an active development program which is appropriate for each market. Focusing on development allows us to build premium quality communities and provide returns which generally exceed those achieved on acquired communities.

Although we have historically focused on suburban apartment communities, we have developed, or are currently developing, several communities in downtown areas in our Atlanta, Charlotte, Southeast Florida and Washington, D.C. core markets. These urban-oriented communities will augment our portfolio of primarily suburban communities.

During 2002, we curtailed, and may continue to curtail, our development spending in an effort to increase our financial flexibility in the current economic environment. In 2002, we completed development of four communities, adding 866 apartment homes to our portfolio. These four communities represent a total investment of approximately $129.6 million. The communities completed in 2002 are Summit Shiloh II, Summit Valleybrook, Summit Brookwood and Summit Grand Parc.

We utilize the Construction Company, in addition to third-party general contractors, to build our new communities. Of the 1,206 apartment homes under development as of December 31, 2002, 65% are being built by the Construction Company.

The following provides summary information regarding the four communities under construction as of December 31, 2002 (dollars in thousands):

		Total		Estimated	Anticipated
	Apartment	Estimated	Cost To	Cost To	Construction
Community	Homes	Costs	Date	Complete	Completion

Summit Roosevelt — Washington, D.C.	198	$49,600	$42,036	$7,564	Q22003
Summit Stockbridge — Atlanta, GA	304	23,600	18,608	4,992	Q32003
Summit Silo Creek — Washington, D.C.	284	41,700	17,430	24,270	Q22004
Summit Las Olas — Ft. Lauderdale, FL	420	73,700	34,648	39,052	Q32005
Other development and construction costs(1)	—	—	26,541	—

	1,206	$188,600	$139,263	$75,878

(1)	Consists primarily of land held for development and other predevelopment costs.

As with any development project, there are uncertainties and risks associated with the development of the communities described above. While we have prepared development budgets and have estimated completion and stabilization target dates based on what we believe are reasonable assumptions in light of current conditions, there can be no assurance that actual costs will not exceed current budgets or that we will not experience construction delays due to the unavailability of materials, weather conditions or other events. Similarly, market conditions at the time these communities become available for leasing will affect rental rates and the period of time necessary to achieve stabilization, and could result in achieving stabilization later than currently anticipated. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Development Activity” beginning on page 35 for a discussion of uncertainties and risks associated with our development program.

Acquisition and Disposition Program

While we have emphasized development of new apartment communities, we also have the expertise to capitalize on acquisition opportunities that meet our investment criteria. We believe our City Teams give us an advantage in identifying and underwriting attractive acquisition opportunities. We have acquired more than 9,200 apartment homes since Summit’s initial public offering in 1994.

In 2002, elevated purchase prices for acquisitions in the open market would have generally resulted in economic performance for those assets that was unattractive when compared to the potential economic performance of our development program. As a result, we acquired only one community during 2002, representing a total investment of $17.1 million. However, this pricing dynamic also created an opportunity for us to increase our disposition activity, thereby enhancing our Capital Recycling Program, which is dependent on the execution of attractively priced dispositions.

During 2002, we disposed of eight communities for an aggregate sales price of $211.8 million. For the most part, these communities were located outside our core markets and, as such, did not fit into our strategic market selection strategy. The proceeds from certain of these dispositions provided the basis for our Capital Recycling Program.

The Operating Partnership

We are a Delaware limited partnership which was formed on January 14, 1994 to continue and expand the multifamily development, construction, acquisition, operation, management and leasing businesses of the predecessor entities through which we historically conducted operations prior to the initial public offering of Summit. The predecessor entities were founded by one of Summit’s Co-Chairmen of the Board, William B. McGuire, Jr. in 1972. In 1981, William F. Paulsen joined Summit’s predecessor as Chief Executive Officer and shepherded the growth of its multifamily development and management activities.

As our sole general partner, Summit has the exclusive power to manage and conduct our business, subject to certain voting rights of holders of our common units of limited partnership interest, including the consent of holders (including Summit) of 85% of the common units in connection with a sale, transfer or other disposition of all or substantially all of our assets, or any other transaction which would result in the recognition of a significant taxable gain to the holders of common units, and subject to certain voting rights of holders of our preferred units of limited partnership interest. Subject to the rights and preferences of the outstanding preferred units, Summit’s general and limited partnership interests as of December 31, 2002, entitled it to share in 88.6% of our cash distributions and profits and losses. As of December 31, 2002, we had outstanding 3.4 million Series B and 2.2 million Series C Cumulative Perpetual Preferred Units.

Each common unit may be redeemed by the holder for cash equal to the fair market value of a share of Summit’s common stock or, at our option, one share of common stock (subject to adjustment). We presently determine on a case-by-case basis whether we will cause Summit to issue shares of common stock in connection with a redemption of common units rather than paying cash. With each redemption of common units for common stock, Summit’s percentage ownership interest in the Operating Partnership will increase. Similarly, when Summit acquires a share of common stock under its common stock repurchase program or otherwise, it simultaneously disposes of one of our common units. In addition, whenever Summit issues shares of common stock for cash, Summit will contribute any resulting net proceeds to us and we will issue an equivalent number of common units to Summit.

The Operating Partnership cannot be terminated, except in connection with a sale of all or substantially all of its assets, for a period of 99 years from the date of formation without a vote of our limited partners.

Our executive offices are located at 309 East Morehead Street, Suite 200, Charlotte, North Carolina 28202. Our telephone number is (704) 334-3000 and our facsimile number is (704) 333-8340. We also maintain offices in Atlanta, Georgia; Austin, Texas; Bethesda, Maryland; Ft. Lauderdale, Florida; and Raleigh, North Carolina.

2002 Significant Events

Summit has a common stock repurchase program, approved by its Board of Directors, pursuant to which Summit is authorized to purchase up to an aggregate of $56.0 million of currently issued and outstanding shares of its common stock. All repurchases have been, and will be, made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. Summit repurchased 151,300 shares of its common stock for an aggregate purchase price, including commissions, of $2.7 million, or an average price of $17.62 per share during the year ended December 31, 2002. Summit repurchased 8,800 shares of its common stock for an aggregate purchase price, including commissions, of $197,000, or an average price of $22.38 per share during the year ended December 31, 2001. Summit repurchased 279,400 shares of its common stock for an aggregate purchase price, including commissions, of $5.5 million, or an average price of $19.80 per share during the year ended December 31, 2000. Subsequent to December 31, 2002, Summit has repurchased 422,200 shares of its common stock for an aggregate purchase price, including commissions, of $7.5 million, or an average price of

$17.70 per share. As of March 5, 2003, Summit had $40.1 million remaining available for repurchases under the plan.

Summit has a non-qualified employee stock purchase plan (“ESPP”) as well as a dividend reinvestment and direct stock purchase plan (“DRIP”). Transactions under the ESPP were suspended effective July 2, 2002. Direct stock purchases under the DRIP were suspended effective October 31, 2002 and dividend reinvestment under the DRIP was suspended effective November 15, 2002. The ESPP allowed Summit’s employees to purchase up to $25,000 per year of its common stock at a discount of 15%. The DRIP provided both new investors and existing holders of Summit’s stock with a method to purchase shares of common stock and the ability for those stockholders to designate all, a portion or none of the cash dividends on shares of our common stock for reinvestment in more shares of Summit’s common stock.

In December 2002, we announced our intention to take advantage of the strong sales market that we have been experiencing by exiting our Texas markets, where, relative to our other markets, we lack the size and penetration to operate at maximum efficiency. We currently intend to use sales proceeds from our Texas communities primarily to increase our presence in the Washington, D.C. and Southeast Florida markets.

In December 2002, Summit’s Board of Directors approved a reduction of our annual distribution from $1.90 to $1.35 per common unit. A corresponding reduction was made in Summit’s annual dividend per share of common stock. This decision was made in order to bring the distribution in line with the expected cash flow generated by our communities. We intend to continue to make regular quarterly distributions to holders of our common units. Future distributions will be made at the discretion of Summit’s Board of Directors and will depend on actual cash flow, our financial condition, our capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as Summit’s Board of Directors may deem relevant. Summit’s Board of Directors may modify our distribution policy from time to time.

Competition

Within each market, our communities compete directly with other rental apartments, condominiums and single-family homes that are available for rent or sale. These housing alternatives could adversely affect our ability to lease apartment homes, and increase or maintain our rents. In addition, various entities, including insurance companies, pension and investment funds, partnerships, investment companies and other multifamily REITs, compete with us for the acquisition of existing communities and the development of new communities, some of which may have greater resources than us. We compete against these firms and other housing alternatives by stressing customer service, market presence, product quality and experience.

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

Finally, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of health effects and symptoms, including severe allergic or other reactions. As a result, the presence of mold at one of our communities could require us to undertake a costly remediation program to contain or remove the mold from the affected community. Such a remediation program could necessitate the temporary relocation of some or all of the community’s residents or the complete rehabilitation of the community. In addition, the presence of significant mold could expose us to liability from residents and others if property damage or health concerns arise.

The assessments of our communities have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets, financial condition or results of operations, nor are we aware of any other environmental conditions which would have a material adverse effect. It is possible, however, that our assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, there can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our communities will not be affected by residents, the condition of land or operations in the vicinity of the communities, such as the presence of underground storage tanks, or third parties unrelated to us. In addition, environmental liabilities could develop at communities sold pursuant to our disposition strategy for which we may have liability.

Item 2.     Properties

Our Communities

As of December 31, 2002, we owned 51 completed communities with 15,428 apartment homes. Forty two of the communities were completed after January 1, 1990 and, as of December 31, 2002, the average age of our completed communities was approximately six years. All of our communities target middle to upper income apartment renters as customers and have amenities, apartment home sizes and mixes consistent with the desires of this resident population. We have an additional 1,206 apartment homes under construction, which have not yet begun lease-up. As of December 31, 2002, we also held an ownership interest in four completed communities with 1,203 apartment homes through a joint venture. The following is a summary of the 51 completed communities by market (the table below does not include joint venture communities):

		Number of
	Number of	Apartment	% of Total
	Communities	Homes	Revenues

Washington, D.C.	8	2,406	20%
Atlanta, Georgia	11	3,275	19%
Southeast Florida	5	1,715	15%
Raleigh, North Carolina	8	2,582	14%
Charlotte, North Carolina	9	1,901	12%
Dallas, Texas	4	1,581	9%
Austin, Texas	2	856	5%
Orlando, Florida	2	510	3%
San Antonio, Texas	1	250	2%
Philadelphia, Pennsylvania	1	352	1%

	51	15,428	100%

The following table highlights information regarding these 51 completed communities:

		Number of	Year
Market Area/Community	Location	Apartments	Completed

FULLY STABILIZED COMMUNITIES(3)
ATLANTA
Summit Club at Dunwoody	Atlanta, GA	324	1997
Summit Deer Creek	Atlanta, GA	292	2000
Summit Glen	Atlanta, GA	242	1992
Summit on the River	Atlanta, GA	352	1997
Summit Shiloh	Atlanta, GA	182	2000
Summit St. Clair	Atlanta, GA	336	1997
Summit Sweetwater	Atlanta, GA	308	2000

ATLANTA WEIGHTED AVERAGE		2,036
CHARLOTTE
Summit Ballantyne	Charlotte, NC	400	1998
Summit Crossing	Charlotte, NC	128	1985
Summit Fairview	Charlotte, NC	135	1983
Summit Foxcroft(5)	Charlotte, NC	156	1979
Summit Norcroft	Charlotte, NC	216	1997
Summit Sedgebrook	Charlotte, NC	368	1999
Summit Simsbury	Charlotte, NC	100	1985
Summit Touchstone	Charlotte, NC	132	1986

CHARLOTTE WEIGHTED AVERAGE		1,635
ORLANDO
Summit Fairways	Orlando, FL	240	1996
Summit Hunter’s Creek	Orlando, FL	270	2000

ORLANDO WEIGHTED AVERAGE		510
RALEIGH
Reunion Park by Summit	Raleigh, NC	248	2000
Summit Governor’s Village	Raleigh, NC	242	1999
Summit Highland	Raleigh, NC	172	1987
Summit Lake	Raleigh, NC	446	1999
Summit Square	Raleigh, NC	362	1990
Summit Westwood	Raleigh, NC	354	1999

RALEIGH WEIGHTED AVERAGE		1,824
SOUTHEAST FLORIDA
Summit Aventura	Aventura, FL	379	1995
Summit Del Ray	Delray Beach, FL	252	1993
Summit Doral	Miami, FL	260	1999
Summit Plantation	Plantation, FL	502	1997
Summit Portofino	Broward County, FL	322	1995

SOUTHEAST FLORIDA WEIGHTED AVERAGE		1,715
WASHINGTON, D.C.
Summit Ashburn Farm	Loudon County, VA	162	2000
Summit Belmont	Fredericksburg, VA	300	1987
Summit Fair Lakes	Fairfax, VA	530	1999
Summit Fair Oaks	Fairfax, VA	246	1990
Summit Largo	Largo, MD	219	2000
Summit Reston	Reston, VA	418	1987

WASHINGTON, D.C. WEIGHTED AVERAGE		1,875
DALLAS
Summit Belcourt	Dallas, TX	180	1994
Summit Buena Vista	Dallas, TX	467	1996
Summit Camino Real	Dallas, TX	712	1998

DALLAS WEIGHTED AVERAGE		1,359
SAN ANTONIO
Summit Turtle Rock	San Antonio, TX	250	1995
AUSTIN
Summit Arboretum	Austin, TX	408	1996
Summit Las Palmas	Austin, TX	448	1998

AUSTIN WEIGHTED AVERAGE		856
TOTAL WEIGHTED AVERAGE OF COMMUNITIES STABILIZED IN 2002 AND 2001		12,060

STABILIZED DEVELOPED COMMUNITIES(8)
Summit Lenox	Atlanta, GA	431	1965
Summit Russett	Laurel, MD	426	2000
		857

ACQUISITION COMMUNITY(9)
Summit San Raphael	Dallas, TX	222	1999

[Additional columns below]

[Continued from above table, first column(s) repeated]

						Mortgage
				Average	Average	Notes
		Average	Average	Monthly	Monthly	Payable at
	Average	Physical	Physical	Rental	Rental	December 31,
	Apartment	Occupancy	Occupancy	Revenue	Revenue	2002
Market Area/Community	Size (sq. ft.)	2002(1)	2001(1)	2002(2)	2001(2)	(in thousands)

FULLY STABILIZED COMMUNITIES(3)
ATLANTA
Summit Club at Dunwoody	1,007	91.7	93.2	$895	$955	(4)
Summit Deer Creek	1,187	90.1	89.7	915	955	—
Summit Glen	983	93.6	94.9	905	981	(4)
Summit on the River	1,103	94.3	88.5	841	890	(4)
Summit Shiloh	1,151	95.9	93.8	868	923	—
Summit St. Clair	969	93.1	92.8	994	1,045	(4)
Summit Sweetwater	1,151	93.6	92.2	790	867	—

ATLANTA WEIGHTED AVERAGE	1,075	93.0	91.9	888	946
CHARLOTTE
Summit Ballantyne	1,053	90.9	90.4	799	869	(4)
Summit Crossing	978	92.6	92.7	639	703	—
Summit Fairview	1,036	93.3	93.5	717	810	—
Summit Foxcroft(5)	940	93.6	92.5	643	695	$6,900
Summit Norcroft	1,126	94.8	94.6	745	781	—
Summit Sedgebrook	1,017	94.0	92.2	693	740	—
Summit Simsbury	874	94.6	92.9	717	769	(6)
Summit Touchstone	899	95.5	96.5	678	702	(6)

CHARLOTTE WEIGHTED AVERAGE	1,013	93.3	92.6	719	774
ORLANDO
Summit Fairways	1,302	94.4	91.7	845	864	—
Summit Hunter’s Creek	1,082	94.7	94.2	812	838	—

ORLANDO WEIGHTED AVERAGE	1,186	94.6	93.1	827	850
RALEIGH
Reunion Park by Summit	941	95.1	96.7	653	705	—
Summit Governor’s Village	1,134	94.3	93.4	839	860	—
Summit Highland	986	95.5	95.2	656	706	—
Summit Lake	1,075	93.5	95.7	773	847	—
Summit Square	925	91.8	94.6	709	782	—
Summit Westwood	1,112	89.6	92.7	756	825	(4)

RALEIGH WEIGHTED AVERAGE	1,034	92.9	94.7	739	799
SOUTHEAST FLORIDA
Summit Aventura	1,106	94.4	94.2	1,164	1,180	—
Summit Del Ray	968	92.7	93.5	887	937	(4)
Summit Doral	1,172	96.5	97.6	1,264	1,230	—
Summit Plantation	1,152	94.4	91.7	1,072	1,128	(4)
Summit Portofino	1,307	94.7	93.5	1,096	1,094	—

SOUTHEAST FLORIDA WEIGHTED AVERAGE	1,147	94.6	93.8	1,099	1,121
WASHINGTON, D.C.
Summit Ashburn Farm	1,061	96.0	96.6	1147	1,234
Summit Belmont	881	97.8	97.7	825	790	(7)
Summit Fair Lakes	996	93.5	94.7	1,300	1,381	48,340
Summit Fair Oaks	938	93.9	94.5	1,115	1,198	—
Summit Largo	1,042	95.6	96.0	1,257	1,195	(4)
Summit Reston	854	93.6	91.2	1,087	1,237	—

WASHINGTON, D.C. WEIGHTED AVERAGE	949	94.7	94.7	1,135	1,196
DALLAS
Summit Belcourt	875	96.1	91.3	1,025	1,088	9,018
Summit Buena Vista	925	93.4	91.9	847	877	24,067
Summit Camino Real	860	91.6	90.9	756	786	15,886

DALLAS WEIGHTED AVERAGE	884	92.8	91.3	823	857
SAN ANTONIO
Summit Turtle Rock	857	94.9	91.8	769	798	10,214
AUSTIN
Summit Arboretum	847	91.9	90.4	825	918	18,796
Summit Las Palmas	890	89.0	87.6	830	936	(4)

AUSTIN WEIGHTED AVERAGE	870	90.4	89.0	828	927
TOTAL WEIGHTED AVERAGE OF COMMUNITIES STABILIZED IN 2002 AND 2001	977	93.4	92.9	895	946

STABILIZED DEVELOPED COMMUNITIES(8)
Summit Lenox	963	94.7	85.9	993	1,020	—
Summit Russett	1,025	92.3	90.7	1,131	1,096	—
	994	93.5	88.3	1,062	1,078

ACQUISITION COMMUNITY(9)
Summit San Raphael	898	93.2	N/A	890	N/A	—

		Number of	Year
Market Area/Community	Location	Apartments	Completed

TOTAL WEIGHTED AVERAGE OF STABILIZED COMMUNITIES		13,139

COMMUNITIES IN LEASE-UP(10)
Summit Brookwood(11)	Atlanta, GA	359	2002
Summit Crest	Raleigh, NC	438	2001
Summit Grandview(12)	Charlotte, NC	266	2000
Summit Grand Parc(13)	Washington, D.C.	105	2002
Summit Overlook	Raleigh, NC	320	2001
Summit Peachtree City	Atlanta, GA	399	2001
Summit Shiloh II	Atlanta, GA	50	2002
Summit Valleybrook	Philadelphia, PA	352	2002

		2,289

TOTAL COMMUNITIES		15,428

[Additional columns below]

[Continued from above table, first column(s) repeated]

						Mortgage
				Average	Average	Notes
		Average	Average	Monthly	Monthly	Payable at
	Average	Physical	Physical	Rental	Rental	December 31,
	Apartment	Occupancy	Occupancy	Revenue	Revenue	2002
Market Area/Community	Size (sq. ft.)	2002(1)	2001(1)	2002(2)	2001(2)	(in thousands)

TOTAL WEIGHTED AVERAGE OF STABILIZED COMMUNITIES	1,014	93.4	92.6	898	955

COMMUNITIES IN LEASE-UP(10)
Summit Brookwood(11)	906	—	—	—	—	—
Summit Crest	1,129	—	—	—	—	—
Summit Grandview(12)	1,082	—	—	—	—	—
Summit Grand Parc(13)	904	—	—	—	—	—
Summit Overlook	1,056	—	—	—	—	—
Summit Peachtree City	1,026	—	—	—	—	—
Summit Shiloh II	1,151	—	—	—	—	—
Summit Valleybrook	992	—	—	—	—	—

	1,030

TOTAL COMMUNITIES	1,017

(1)	Average physical occupancy is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the communities, expressed as a percentage. Average physical occupancy has been calculated using the average occupancy that existed on Sunday during each week of the period.

(2)	Represents the average monthly net rental revenue per occupied apartment home. Average rental revenue is not shown for the periods during which a community was not stabilized.

(3)	Communities that reached stabilization (93% physical occupancy) at least one year prior to the beginning of the current year.

(4)	Collateral for fixed rate mortgage of $133.9 million.

(5)	Summit Foxcroft is held by a partnership in which we are a 75% managing general partner.

(6)	Collateral for a fixed rate mortgage of $8.0 million.

(7)	Collateral for letters of credit in an aggregate amount of $10.8 million which serve as collateral for $10.6 million in tax exempt bonds.

(8)	Communities that were stabilized in 2002 but did not stabilize at least one year prior to the beginning of the current year.

(9)	A community which we have acquired is not considered fully stabilized until owned for one year or more as of the beginning of the current year.

(10)	Communities that were in lease-up during 2002. As with any community in lease-up, there are uncertainties and risks. While we have estimated stabilization target dates and rental rates based on what we believe are reasonable assumptions in light of current conditions, there can be no assurance that actual rental rates will not be less than current budgets or that we will not experience delays in reaching stabilization of these communities. These communities are each in various stages of lease-up. For lease-up communities, average physical occupancy and average monthly rental revenue information is not meaningful and, therefore, is not presented.

(11)	Lessee as of December 31, 2002 under a land lease related to the land on which Summit Brookwood was constructed. We have exercised our purchase option under the land lease to purchase the related land for $10.6 million.

(12)	The apartment homes at Summit Grandview stabilized during the fourth quarter of 2001. The information in the table represents data for the apartment homes only. The 75,203 square feet of commercial space at Summit Grandview was 74.7% occupied and leased as of December 31, 2002.

(13)	Summit Grand Parc was completed during the fourth quarter of 2002. The information in the table represents data for the apartment homes only. The 13,790 square feet of commercial space at Summit Grand Parc was 71.0% occupied and leased as of December 31, 2002.

Information with respect to total debt secured by 20 of our communities having an aggregate net book value of $398.4 million as of December 31, 2002, is as follows (dollars in thousands):

	Fixed Rate	Variable Rate

Total principal	$268,271	$17,465
Interest rates range from	6.75% to 8.00%	2.47% to 3.08	%(1)
Weighted average interest rate	6.98%	3.05	%(1)
Annual debt service(2)	$24,047	$642

The aggregate maturities for secured debt as of December 31, 2002 are (in thousands):

2003	$5,722
2004	6,105
2005	47,921
2006	28,422
2007	36,291
Thereafter	161,275

Total	$285,736

(1)	Interest rates as of December 31, 2002.

(2)	Annual debt service includes interest and principal payments, and for variable rate loans represents 2002 costs including letter of credit fees and other bond related costs.

Community Management

Our property management staff operates each of our communities. The management team for each community includes on-site management and maintenance personnel as well as supervision by a regional vice-president and regional property manager, and an off-site support staff. On-site community management teams perform leasing and rent collection functions, maintenance tasks and coordinate resident services. All personnel are extensively trained and are encouraged to continue their education through both internal and outside courses.

Item 3.     Legal Proceedings

We are not, nor are any of our communities, presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us or any of our communities, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Stockholders

There is no established public trading market for the common units. As of March 3, 2003, there were 103 holders of record of common units.

Distributions

We declared a distribution of $0.4750 per common unit for each of the first through third quarters in 2002, which was paid on May 15, 2002 for the first quarter, August 15, 2002 for the second quarter and November 15, 2002 for the third quarter. We declared a distribution of $0.3375 per common unit for the fourth quarter of 2002, which was paid on February 14, 2003.

We declared a distribution of $0.4625 per common unit for each of the four quarters in 2001, which was paid on May 15, 2001 for the first quarter, August 15, 2001 for the second quarter, November 15, 2001 for the third quarter and February 15, 2002 for the fourth quarter.

Securities Authorized for Issuance under Equity Compensation Plans

There are no equity compensation plans under which common units are authorized for issuance. All of the equity compensation plans for Summit’s directors, officers and employees have been adopted by Summit’s Board of Directors and authorize for issuance equity securities of Summit. The following table sets forth information regarding securities authorized for issuance under Summit’s equity compensation plans as of December 31, 2002:

Equity Compensation Plan Information

Number of securities
	Number of securities		remaining available
	to be issued	Weighted-average	for future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights (1)	warrants and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders(2)	2,340,197 (3)	$20.45 (4)	42,613 (5)
Equity compensation plans not approved by security holders	—	—	—

Total	2,340,197	$20.45	42,613

(1)	Does not include any restricted stock as such shares are already reflected in Summit’s outstanding shares of common stock.

(2)	Consists of Summit’s 1994 Stock Option and Incentive Plan. Summit also has a non-qualified employee stock purchase plan, but transactions under such plan were suspended effective July 2, 2002.

(3)	Includes:

•	2,018,932 shares subject to stock options outstanding as of December 31, 2002.

•	227,450 shares that may be issued pursuant to stock award agreements dated February 6, 2002. Under the stock award agreements, certain employees were awarded the opportunity to earn shares of Summit’s common stock. The number of shares of common stock to be received by each respective employee is based on the following schedule of dates and percentages: 15% on March 1, 2003; an additional 20% on each of March 1, 2004, 2005 and 2006; and the final 25% on March 1, 2007. The respective employee will receive the applicable number of shares on each date if he or she continues to be employed by us on such date. If an employee is terminated for any reason other than death or disability, his or her right to receive the remaining unacquired shares will terminate. Upon the death or disability of the employee, or upon a “change of control”, such employee or his or her estate, as the case may be, will be entitled to immediately receive the remaining unacquired shares regardless of the schedule set forth above. The number of shares represents 100% of the shares of common stock that could be potentially issued under the stock award agreements.

•	93,815 shares that may be issued pursuant to performance stock award agreements dated February 23, 2001. Under the performance stock award agreements, certain employees have the opportunity to earn up to 150% of a target number of performance shares based upon the average annual total return (share appreciation and distributions) of Summit’s common stock from January 1, 2001 to December 31, 2003 as compared to the average annual total returns of Summit’s peers included in the NAREIT All

REIT Index for Apartments during the same period. The number of shares represents 100% of the shares of common stock that could be potentially issued under the performance stock award agreements.

(4)	Represents the weighted average exercise price of the outstanding stock options. Does not include information about shares which may be issued under the stock award agreements and performance stock award agreements because such shares do not have an exercise price.

(5)	Does not include 74,270 shares of common stock available for future issuance under Summit’s non-qualified employee stock purchase plan, as transactions under such plan were suspended effective July 2, 2002.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial and other information on a consolidated historical basis as of and for each of the years in the five-year period ended December 31, 2002. This table should be read in conjunction with our consolidated financial statements and related notes which accompany this report, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report (amounts in thousands except per share and property information).

SELECTED FINANCIAL DATA

SUMMIT PROPERTIES PARTNERSHIP, L.P.

	Year Ended December 31,

	2002	2001	2000	1999	1998

OPERATING INFORMATION:
Revenue
Rental	$143,791	$154,167	$149,855	$142,002	$119,060
Interest and other	13,130	14,366	15,300	12,588	7,958

Total	156,921	168,533	165,155	154,590	127,018

Property operating and maintenance expense (before depreciation and amortization)	55,660	55,078	51,580	50,262	44,911
Interest expense	33,315	38,301	36,880	35,594	30,771
Depreciation and amortization	37,130	35,347	32,767	31,000	26,147
General and administrative expense	6,032	6,599	4,752	3,876	3,861
Loss (income) from equity investments	357	(277)	1,178	615	328

Total	132,494	135,048	127,157	121,347	106,018

Income from continuing operations before gain on sale of real estate assets, impairment loss and extraordinary items	24,427	33,485	37,998	33,243	21,000
Gain on sale of real estate assets	13,831	34,435	38,510	17,427	37,148
Gain on sale of real estate assets — joint ventures	4,955	271	—	—	—
Impairment loss on technology investments	—	(1,217)	—	—	—

Income from continuing operations before extraordinary items	$43,213	$66,974	$76,508	$50,670	$58,148

Net Income	$115,928	$77,316	$86,814	$59,760	$66,475

Income available to common unitholders	$103,508	$64,896	$74,394	$53,062	$66,881

Income from continuing operations per unit — basic	$1.39	$2.17	$2.49	$1.58	$2.00

Income from continuing operations per unit — diluted	$1.39	$2.15	$2.48	$1.57	$1.99

	Year Ended December 31,

	2002	2001	2000	1999	1998

Income from discontinued operations per unit — basic	$2.35	$0.34	$0.34	$0.28	$0.26

Income from discontinued operations per unit — diluted	$2.34	$0.33	$0.33	$0.28	$0.26

Income available to common unitholders per unit — basic	$3.35	$2.11	$2.42	$1.65	$2.26

Income available to common unitholders per unit — diluted	$3.33	$2.09	$2.41	$1.65	$2.26

Distributions per common unit	$1.76	$1.85	$1.75	$1.67	$1.63

Weighted average units outstanding — basic	30,937	30,796	30,697	32,135	29,141

Weighted average units outstanding — diluted	31,107	31,106	30,897	32,206	29,150

BALANCE SHEET INFORMATION:
Real estate, before accumulated depreciation	$1,405,189	$1,410,339	$1,428,059	$1,284,818	$1,206,536
Total assets	1,338,024	1,297,936	1,340,611	1,217,780	1,199,067
Total long-term debt	702,456	719,345	763,899	649,632	726,103
Partners’ equity	584,411	531,847	531,128	518,670	416,512

OTHER INFORMATION:
Cash flow provided by (used in):
Operating activities	$70,721	$78,966	$83,388	$65,719	$63,808
Investing activities	(5,590)	6,177	(118,197)	(39,751)	(219,170)
Financing activities	(64,592)	(86,477)	33,827	(24,675)	154,636
Funds from Operations(1)	$60,526	$70,167	$73,342	$70,707	$58,242
Total completed communities (at end of period)(2)	51	54	59	65	66
Total apartment homes developed(3)	866	1,157	1,696	1,650	973
Total apartment homes acquired	222	—	490	—	3,557
Total apartment homes (at end of period)(2)	15,428	16,739	17,273	16,765	16,631
Ratio of earnings to fixed charges(4)	2.58	1.83	1.99	1.85	2.52

(1)	We consider funds from operations (“FFO”) to be an appropriate measure of performance of an equity REIT. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) excluding extraordinary items and gains or losses from sales of property, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our methodology for calculating FFO may differ from the methodology for calculating FFO utilized by other real estate companies, and accordingly, may not be comparable to other real estate companies.

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

FFO is calculated as follows (dollars in thousands):

	Year Ended December 31,

	2002	2001	2000	1999	1998

Income before gain on sale of real estate assets and extraordinary items	$20,126	$30,190	$35,676	$35,635	$29,327
Real estate depreciation	40,400	39,977	37,666	35,072	28,915

Funds from operations	$60,526	$70,167	$73,342	$70,707	$58,242

(2)	Represents the total number of completed communities and apartment homes in those completed communities owned at the end of the period (excludes joint venture communities).

(3)	Represents the total number of apartment homes in communities completed during the period and owned at the end of the period (excludes joint venture communities).

(4)	The ratios of earnings to fixed charges were computed by dividing earnings by fixed charges. For this purpose, earnings consist of pre-tax income from continuing operations (including gains on sale of real estate) plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense (whether expensed or capitalized), dividends to preferred unitholders in the Operating Partnership, the estimated interest component of rent expense and the amortization of debt issuance costs. To date, Summit has not issued any preferred stock; therefore, the ratios of earnings to combined fixed charges and preferred stock dividend requirements are the same as the ratios of earnings to fixed charges presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. In addition, information concerning the following are forward-looking statements:

•	the future operating performance of stabilized communities;

•	expected national and regional economic and real estate market conditions, including the market for sales of real estate assets;

•	the proposed development, acquisition or disposition of communities, including our strategy to exit our Texas markets and to increase our presence in Washington, D.C. and Southeast Florida;

•	anticipated construction commencement, completion, lease-up and stabilization dates; and

•	estimated development costs.

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

•	economic conditions generally, and the real estate market specifically, including changes in occupancy rates, market rents and rental rate concessions, the continuing deceleration of economic conditions in our markets, and the failure of national and local economic conditions to rebound in a timely manner;

•	changes in job growth, household formation and population growth in our markets;

•	uncertainties associated with our development activities, including the failure to obtain zoning and other approvals, actual development costs exceeding our budgets, and construction material defects;

•	the failure of acquisition and development communities to yield expected results;

•	the failure to sell communities marketed for sale, including our Texas communities, or to sell these communities in a timely manner or on favorable terms;

•	the failure to locate favorable opportunities for investment in our core markets;

•	construction delays due to the unavailability of materials, weather conditions or other delays;

•	potential environmental liabilities and related property damages, costs of investigation and remediation and liability to third parties;

•	competition, which could limit our ability to secure attractive investment opportunities, lease apartment homes or increase or maintain rents;

•	supply of and demand for apartment communities in our current market areas, especially our core markets;

•	availability and cost of financing and access to cost-effective capital;

•	the inability to refinance existing indebtedness or to refinance existing indebtedness on favorable terms;

•	changes in interest rates;

•	legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts (“REITs”);

•	changes in accounting principles generally accepted in the United States of America (“GAAP”), or policies and guidelines applicable to REITs; and

•	those factors discussed below and in the sections entitled “Results of Operations for the Years Ended December 31, 2002, 2001 and 2000” beginning on page 18 of this report, “Operating Performance of our Fully Stabilized Communities” beginning on page 21 of this report, “Operating Performance of our Communities in Lease Up” beginning on page 23 of this report, “Factors Affecting the Performance of our Development Communities” beginning on page 35 of this report and “Commitments and Contingencies” beginning on page 36 of this report.

Our common unitholders could suffer adverse tax consequences upon the sale of certain of our communities. We may sometimes make strategic decisions that are advantageous transactions for Summit, but may not be in the best interests of our common unitholders, including certain directors.

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

Summit conducts all of its business through the Operating Partnership and its subsidiaries. As of December 31, 2002, Summit held 88.6% of our outstanding partnership interests, consisting of a 1% general partnership interest and an 87.6% limited partner interest. Each common unit of limited partnership interest may be redeemed by the holder for cash equal to the fair market value of one share of Summit’s common stock or, at our option, one share of common stock (subject to adjustment). We presently determine on a case-by-case basis whether we will cause Summit to issue shares of common stock in connection with a redemption of common units rather than paying cash. With each redemption of common units for common stock, Summit’s percentage ownership interest in the Operating Partnership will increase. Similarly, when Summit acquires a share of common stock under its common stock repurchase program or otherwise, it simultaneously disposes of one of our common units. In addition, whenever Summit issues shares of common stock for cash, Summit will contribute any resulting net proceeds to us and we will issue an equivalent number of common units to Summit.

We are a real estate operating company that focuses on the operation, development and acquisition of “Class A” luxury apartment communities located throughout the Southeast and Mid-Atlantic United States, as well as in Texas. We focus our efforts in five core markets, with particular emphasis on Washington, D.C., Southeast Florida and Atlanta, Georgia. Our other core markets are Raleigh-Durham and Charlotte, North Carolina. While we currently operate in Texas as well, we intend to exit our Texas markets and use the sales proceeds from those communities primarily to increase our presence in the Washington, D.C. and Southeast Florida markets. Because we focus on certain core markets, changes in local economic and market conditions in these markets may significantly affect our current operations and future prospects.

Critical Accounting Policies

We prepare our financial statements in accordance with GAAP. A summary of our significant accounting policies is disclosed in Note 3 to our consolidated financial statements, which are included in this annual report. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As an owner, operator, developer and acquirer of apartment communities, our critical accounting policies are related to rental revenue recognition, cost capitalization and asset impairment evaluation.

We lease our residential properties under operating leases with terms of generally one year or less. Rental revenue is recognized on the accrual method of accounting as earned, which is not materially different from revenue recognition on a straight-line basis. We lease our office and retail space under operating leases with terms ranging from two to ten years. Rental revenue for office and retail space is recognized on a straight-line basis over the lives of the respective leases. It is our policy to reduce rental revenue by the amount of rent receivable from those residents whose payments are more than 30 days past due following move-out. We have recorded an allowance for uncollectible rent in the accompanying balance sheets for such items.

Expenditures directly related to the acquisition, development and improvement of real estate assets are capitalized at cost as land, buildings and improvements or furniture, fixtures and equipment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” Improvements are categorized as either non-recurring or recurring capitalized expenditures. Non-recurring capitalized expenditures primarily consist of the cost of improvements such as new garages, water submeters, gated security access and improvements made in conjunction with renovations of apartment homes. Excluding rehabilitations, recurring capitalized expenditures consist primarily of floor coverings, furniture, appliances and equipment, and exterior paint and carpentry. Repairs and maintenance, such as landscaping maintenance, interior painting and cleaning and supplies used in such activities, are expensed as incurred and we do not accrue for such costs in advance.

We capitalize interest, the cost of our development efforts directly related to apartment construction, and certain operational costs for communities under construction and in lease-up. Interest costs are capitalized in accordance with SFAS No. 34, “Capitalization of Interest Cost,” based on the ratio of those units available for rental to the total number of units in the community and depreciated over the lives of the constructed assets. We capitalize the cost of our development department efforts to projects currently under construction, currently at a rate of 3.0% of such construction assets. Such costs are then depreciated over the lives of the constructed assets upon their completion. We treat each unit in an apartment community separately for capitalization and expense recognition purposes, resulting in a proration of interest and operational costs in a development community between costs that are capitalized or expensed. As units become available for their intended use, we cease capitalization of interest and operational costs on those units based on the ratio of those units available for rental to the total number of units in the community.

We record our real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjust the carrying value of those assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Assets to be disposed of are recorded at the lower of carrying amount or fair value less cost to sell.

In accordance with SFAS No. 144, we present operating results of communities we consider held for sale, as well as those sold, in discontinued operations in our consolidated statements of earnings prospectively from the date of adoption, which was January 1, 2002. Although the adoption of SFAS No. 144 did not have a material impact on our financial position or results of operations for the year ended December 31, 2002, it did have a significant effect on the comparability of amounts presented from year to year on the consolidated statements of earnings.

Historical Results of Operations

Our income from continuing operations is generated primarily from operations of our apartment communities. The changes in operating results from period to period reflect changes in existing community performance and changes in the number of apartment homes due to development, acquisition or disposition of communities. Where appropriate, comparisons are made on a “fully stabilized communities,” “acquisition communities,” “stabilized development communities,” “communities in lease-up” and “disposition communities” basis in order to adjust for changes in the number of apartment homes.

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

Results of Operations for the Years Ended December 31, 2002, 2001 and 2000

We have experienced weakening apartment fundamentals due to the downturn in the national economy as well as declining economic conditions in our core markets. Local demand for apartment homes has declined due to lower job growth and/or job losses, primary drivers of apartment demand, which has led to lower rental rates and higher concessions in order to achieve increased occupancy rates. Additionally, the favorable interest rate environment has produced record homes sales which, when combined with the slowing economy, has depleted the number of prospective residents. The favorable interest rate environment has also provided the opportunity for developers to continue to add to the supply of apartments in our core markets. Although the current economic environment is unpredictable, we expect these trends to continue in 2003.

Income from continuing operations before gain on sale of real estate assets, impairment loss on investments in technology companies and extraordinary items decreased to $24.4 million in 2002 from $33.5 million in 2001. The primary factors causing this decrease are a $12.3 million decrease in property operating income from continuing operations and an increase in depreciation expense of $1.9 million due to the initiation and increase of depreciation on recently developed communities, as well as depreciation on the community acquired during the second half of 2002, offset by the absence of a full year of depreciation on communities sold during 2002 and 2001, all offset by a decrease in interest expense of $5.0 million as a result of decreased average indebtedness outstanding and a decreased average effective interest rate. This same measure decreased to $33.5 million in 2001 from $38.0 million in 2000 primarily due to a $2.2 million increase in depreciation expense, a $2.2 million increase in general and administrative costs primarily as a result of $1.8 million of non-recurring charges related to an increase in costs for abandoned pursuit projects and severance costs associated with senior staff reductions and a $1.4 million increase in interest expense as a result of increased average indebtedness outstanding, all offset by increased property operating income of $1.3 million.

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

A summary of our apartment homes (excluding joint ventures) for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000

Apartment homes at the beginning of the year	16,739	18,928	17,673
Acquisitions	222	—	490
Developments which were completed during the year	866	—	2,441
Sale of apartment homes	(2,399)	(2,189)	(1,676)

Apartment homes at the end of the year	15,428	16,739	18,928

The operating performance of our communities is summarized below (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,

	2002	2001	% Change	2001	2000	% Change

Property revenue:
Fully stabilized communities	$127,201	$133,824	-4.9%	$104,697	$103,424	1.2%
Acquisition communities	1,111	—	100.0%	5,112	2,194	133.0%
Stabilized development communities	10,672	10,349	3.1%	53,905	48,581	11.0%
Communities in lease-up	16,679	8,271	101.7%	14,562	4,797	203.6%
Disposition communities	18,511	38,726	-52.2%	12,894	26,438	-51.2%

Total property revenue	174,174	191,170	-8.9%	191,170	185,434	3.1%

Property operating and maintenance expense:
Fully stabilized communities	45,623	44,423	2.7%	35,254	33,710	4.6%
Acquisition communities	521	—	100.0%	1,773	687	158.1%
Stabilized development communities	3,638	3,273	11.2%	16,748	14,018	19.5%
Communities in lease-up	6,530	2,882	126.6%	5,138	1,612	218.7%
Disposition communities	6,350	12,875	-50.7%	4,540	9,060	-49.9%

Total property operating and maintenance expense	62,662	63,453	-1.2%	63,453	59,087	7.4%

Property operating income:
Fully stabilized communities	81,578	89,401	-8.8%	69,443	69,714	-0.4%
Acquisition communities	590	—	100.0%	3,339	1,507	121.6%
Stabilized development communities	7,034	7,076	-0.6%	37,157	34,563	7.5%
Communities in lease-up	10,149	5,389	88.3%	9,424	3,185	195.9%
Disposition communities	12,161	25,851	-53.0%	8,354	17,378	-51.9%

Property operating income	111,512	127,717	-12.7%	127,717	126,347	1.1%
Interest and other income	3,049	3,156	-3.4%	3,156	4,210	-25.0%
Depreciation expense	(39,740)	(39,080)	1.7%	(39,080)	(36,602)	6.8%
Interest and amortization expense	(35,785)	(41,285)	-13.3%	(41,285)	(39,721)	3.9%
General and administrative expense	(6,133)	(6,958)	-11.9%	(6,958)	(4,752)	46.4%
(Loss) income on equity investments	(357)	277	-228.9%	277	(1,178)	123.5%
Gain on sale of real estate assets	83,693	34,706	141.1%	34,706	38,510	-9.9%
Impairment loss on technology investments	—	(1,217)	-100.0%	(1,217)	—	100.0%
Dividends to preferred unitholders in Operating Partnership	(12,420)	(12,420)	0.0%	(12,420)	(12,420)	0.0%

Extraordinary items, net of minority interest	(311)	—	100.0%	—	—	0.0%

Income available to common unitholders	$103,508	$64,896	62.2%	$64,896	$74,394	-11.5%

Operating Performance of our Fully Stabilized Communities

The operating performance of our fully stabilized communities is summarized below (dollars in thousands, except average monthly rental revenue):

	Year Ended December 31,			Year Ended December 31,

	2002	2001	% Change	2001	2000	% Change

Property revenue:
Rental	$118,546	$124,670	–4.9%	$97,607	$96,583	1.1%
Other	8,655	9,154	–5.5%	7,090	6,841	3.6%

Total property revenue	127,201	133,824	–4.9%	104,697	103,424	1.2%

Property operating and maintenance expense:
Personnel	9,679	9,024	7.3%	6,786	6,193	9.6%
Advertising and promotion	1,815	1,474	23.1%	1,141	1,376	–17.1%
Utilities	5,860	6,145	–4.6%	4,740	4,481	5.8%
Building repairs and maintenance	6,190	6,259	–1.1%	5,014	4,855	3.3%
Real estate taxes and insurance	16,543	15,600	6.0%	12,820	12,192	5.2%
Property supervision	3,575	3,767	–5.1%	2,940	2,895	1.6%
Other operating expense	1,961	2,154	–9.0%	1,813	1,718	5.5%

Total property operating and maintenance expense	45,623	44,423	2.7%	35,254	33,710	4.6%

Property operating income	$81,578	$89,401	–8.8%	$69,443	$69,714	–0.4%

Average physical occupancy	93.4%	92.9%	0.5%	92.9%	94.5%	–1.7%

Average monthly rental revenue	$895	$946	–5.4%	$931	$909	2.4%

Number of apartment homes	12,060	12,060		9,615	9,615

Number of apartment communities	40	40		37	37

Rental and other revenue decreased from 2001 to 2002 due to weakening fundamentals in our markets primarily driven by a decline in job growth and/or an increase in job losses, residents leaving our communities to purchase homes in the low interest rate environment, and the new supply of apartment homes added to our core markets by builders taking advantage of low interest rates. Concessions at our fully stabilized communities increased by $9.4 million, or 81.7%, in 2002 when compared to 2001. The current level of concessions offered to residents in our markets ranges from one to three months of free rent and we expect significant concessions to continue in our core markets in 2003 as we try to maintain elevated occupancy levels.

Property operating and maintenance expense increased by 2.7% from 2001 to 2002 primarily due to an increase in advertising costs, personnel costs and real estate taxes and insurance costs. The increase in advertising costs is primarily due to a 158% increase in fees paid to locator companies for assistance in referring residents to our communities. Personnel costs increased from 2001 to 2002 primarily due to an 11.7% increase in group insurance costs. Real estate taxes and insurance costs increased primarily due to an increase in property liability insurance costs of 64.8%. As a percentage of total property revenue, total property operating and maintenance expenses for our fully stabilized communities increased to 35.9% in 2002 from 33.2% in 2001. We expect that property operating income for our fully stabilized communities will continue to decline in 2003 based on what we believe to be reasonable assumptions as to future economic conditions and the quantity of competitive supply expected in our markets. However, there can be no assurance that actual results will not differ from this assumption, especially due to the unpredictable nature of the current economy.

Rental and other revenue increased by 1.2% from 2000 to 2001 primarily due to higher average rental rates and increased revenue from sources other than rental income, such as water sub-meter income, trash fees and redecorating fees.

Property operating and maintenance expense increased by 4.6% from 2000 to 2001 primarily due to increased personnel costs, utility costs and real estate taxes and insurance, all offset by a decrease in advertising costs. Personnel costs increased from 2000 to 2001 primarily due to a one-time policy change which decreased discounts offered to employees who rent apartment homes at our communities resulting in commensurate increases in those employees’ salaries. Utility costs increased from 2000 to 2001 primarily as a result of rising gas prices, as well as an increase in vacant utility costs driven by lower occupancy. Real estate tax costs increased as a result of higher assessments for our communities in 2001 over 2000, primarily in Texas. The decrease in advertising costs from 2000 to 2001 is primarily the result of a reduction in media advertising and locator fees. As a percentage of total property revenues, property operating and maintenance expense increased to 33.7% in 2001 from 32.6% in 2000.

Operating Performance of our Acquisition Communities

On July 1, 2002, we acquired a stabilized, luxury apartment community in the Galleria sub-market of Dallas, Texas for cash in the amount of $17.7 million. The community, now known as Summit San Raphael, has 222 apartment homes and was constructed in 1999. Acquisition communities for the December 31, 2001 to 2000 comparison consist of Summit Sweetwater and Summit Shiloh (representing a total of 490 apartment homes), both located in Atlanta, Georgia, in each of which we acquired our joint venture partner’s 51% interest on August 1, 2000. There were no community acquisitions during 2001. The operating performance of our acquisition communities is summarized below (dollars in thousands except average monthly rental revenue):

	Year Ended December 31,			Year Ended December 31,

	2002	2001		2001	2000

Property revenue:
Rental	$1,062		$—	$4,726	$2,016
Other	49		—	386	178

Total property revenue	1,111		—	5,112	2,194
Property operating and maintenance expense	521		—	1,773	687

Property operating income	$590	$		$3,339	$1,507

Average physical occupancy	93.2%		—	92.8%	92.8%

Average monthly rental revenue	$890		—	$888	$914

Number of apartment homes	222			490	490

Operating Performance of our Stabilized Development Communities

The comparison of the years ended December 31, 2002 and 2001 represents two communities with a total of 857 apartment homes (Summit Russett and Summit Lenox) which were stabilized during the entire year ended December 31, 2002, but were stabilized subsequent to January 1, 2001. Summit Lenox is an existing community with 431 apartment homes that underwent major renovations during 2000 and 2001. Its operating results are included in results of stabilized development communities as it reached stabilization after renovation subsequent to January 1, 2001.

The comparison of the years ended December 31, 2001 and 2000 represents 15 communities with a total of 4,668 apartment homes (Summit Ballantyne, Summit Largo, Summit Sedgebrook, Summit Governor’s Village, Summit Lake, Summit Westwood, Summit New Albany, Summit Fair Lakes, Summit Hunter’s Creek, Summit Russett I, Summit Doral, Summit Ashburn Farm, Summit Deer Creek, Summit Reunion Park I and Summit Fairview).

The operating performance of our stabilized development communities is summarized below (dollars in thousands except average monthly rental revenue):

	Year Ended December 31,?		Year Ended December 31,

	2002	2001	2001	2000

Property revenue:
Rental	$9,950	$9,487	$50,130	$45,079
Other	722	862	3,775	3,502

Total property revenue	10,672	10,349	53,905	48,581
Property operating and maintenance expense	3,638	3,273	16,748	14,018

Property operating income	$7,034	$7,076	$37,157	$34,563

Average physical occupancy	93.5%	88.3%	93.9%	88.1%

Average monthly rental revenue	$1,062	$1,078	$966	$897

Number of apartment homes	857	857	4,668	4,668

Operating Performance of our Communities in Lease-Up

We had eight communities in lease-up during the year ended December 31, 2002. The following is a summary of the communities in lease-up during 2002 (dollars in thousands):

					Average	% Leased
	Number of	Total	Actual	Actual/	Physical	as of
	Apartment	Actual	Construction	Anticipated	Occupancy	December 31,
Community	Homes	Cost	Completion	Stabilization	2002	2002

Summit Brookwood — Atlanta, GA	359	$44,524	Q4 2002	Q3 2003	22.9%	61.0%
Summit Crest — Raleigh, NC	438	32,609	Q3 2001	Q3 2002	84.3%	94.5%
Summit Grand Parc — Washington, D.C.(1)	105	43,508	Q4 2002	Q3 2003	0.0%	1.9%
Summit Grandview — Charlotte, NC(2)	266	51,261	Q4 2000	Q4 2001	90.6%	91.7%
Summit Overlook — Raleigh, NC	320	28,697	Q4 2001	Q3 2002	84.2%	99.4%
Summit Peachtree City — Atlanta, GA	399	33,231	Q3 2001	Q4 2002	70.1%	77.7%
Summit Shiloh II — Atlanta, GA	50	4,015	Q1 2002	Q2 2002	76.3%	100.0%
Summit Valleybrook — Philadelphia, PA	352	37,574	Q4 2002	Q3 2003	31.1%	58.8%

	2,289	$275,419

(1)	Summit Grand Parc was completed during the fourth quarter of 2002. Stabilization, occupancy and percent leased information in the table above represents data for the apartment homes only. The 13,790 square feet of commercial space at Summit Grand Parc was 71.0% occupied and leased as of December 31, 2002.

(2)	The apartment homes at Summit Grandview stabilized during the fourth quarter of 2001. Stabilization, occupancy and percent leased information in the table above represents data for the apartment homes only. The 75,203 square feet of commercial space at Summit Grandview was 74.7% occupied and leased as of December 31, 2002.

The actual stabilization dates for our communities in lease-up may be later than anticipated. The rental rates that we charge also may be less than expected, and we may need to offer rent concessions to the residents.

We had six communities with 1,966 apartment homes in lease-up during the year ended December 31, 2001 (Summit Crest, Summit Grandview, Summit Lenox, Summit Overlook, Summit Peachtree City and Summit Russett II).

The operating performance of our lease-up communities is summarized below (dollars in thousands):

	Year Ended December 31,		Year Ended December 31,

	2002	2001	2001	2000

Property revenue:
Rental	$15,765	$7,752	$13,469	$4,459
Other	914	519	1,093	338

Total property revenue	16,679	8,271	14,562	4,797
Property operating and maintenance expense	6,530	2,882	5,138	1,612

Property operating income	$10,149	$5,389	$9,424	$3,185

Number of apartment homes	2,289	2,289	1,966	1,966

Operating Performance of our Disposition Communities

The 2002 disposition communities consist of the former Summit Breckenridge, Summit New Albany, Summit Pike Creek, Summit Stonefield, Summit Meadow, Summit Mayfaire, Summit Sand Lake and Summit Windsor (an aggregate of 2,399 apartment homes), all of which were sold during the year ended December 31, 2002. The disposition of three of these eight communities completed our exit of the Richmond, Virginia, Columbus, Ohio and Newark, Delaware markets.

During the year ended December 31, 2002, a joint venture in which we held a 50% ownership interest sold an apartment community formerly known as The Heights at Cheshire Bridge (318 apartment homes) located in Atlanta, Georgia.

The 2001 disposition communities consist of the former Summit Palm Lake, Summit Arbors, Summit Radbourne, Summit Lofts, Summit Stony Point, Summit Gateway, Summit Deerfield, Summit Waterford and Summit Walk (an aggregate of 2,189 apartment homes), all of which were sold during the year ended December 31, 2001. The 2000 disposition communities consist of the former Summit Creekside, Summit Eastchester, Summit Sherwood, Summit River Crossing, Summit Blue Ash, Summit Park and Summit Village (an aggregate of 1,676 apartment homes), all of which were sold during the year ended December 31, 2000.

The operating performance of the disposition communities (excluding The Heights at Cheshire Bridge) is summarized below (dollars in thousands):

	Year Ended December 31,?		Year Ended December 31,

	2002	2001	2001	2000

Property revenue:
Rental	$17,212	$35,928	$11,905	$24,503
Other	1,299	2,798	989	1,935

Total property revenue	18,511	38,726	12,894	26,438
Property operating and maintenance expense	6,350	12,875	4,540	9,060

Property operating income	$12,161	$25,851	$8,354	$17,378

Number of apartment homes	2,399	4,588	2,189	3,865

On March 5, 2003, we sold Summit Fairways, located in Orlando, Florida, for $18.8 million as part of our strategy to exit our non-core markets. We expect to record a gain on disposition of Summit Fairways.

Operating Performance of Summit Management Company

We own 1% of the voting stock and 99% of the non-voting stock of Summit Management Company (the “Management Company”). The remaining 99% of voting stock and 1% of non-voting stock are held by one of the Co-Chairmen of our Board of Directors. As a result of this stock ownership, we have a 99% economic interest and the Co-Chairman has a 1% economic interest in the Management Company. Because of our ability to exercise significant influence, the Management Company is accounted for on the equity method of accounting.

The operating performance of the Management Company and its wholly owned subsidiary, Summit Apartment Builders, Inc. (the “Construction Company”), is summarized below (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,

	2002	2001	% Change	2001	2000	% Change

Revenues:
Management fees charged to Operating Partnership	$6,022	$6,473	-7.0%	$6,473	$5,735	12.9%
Third party management fee revenue	787	913	-13.8%	913	1,103	-17.2%
Construction revenue	2,031	2,701	-24.8%	2,701	2,494	8.3%
Gain on sale of real estate assets	—	—	—	—	238	-100.0%
Other	261	455	-42.6%	455	372	22.3%

Total revenues	9,101	10,542	-13.7%	10,542	9,942	6.0%

Expenses:
Operating	8,240	9,177	-10.2%	9,177	9,398	-2.4%
Depreciation	575	319	80.3%	319	313	1.9%
Amortization	294	298	-1.3%	298	303	-1.7%
Interest	300	300	0.0%	300	677	-55.7%

Total expenses	9,409	10,094	-6.8%	10,094	10,691	-5.6%

(Loss) income before extraordinary items	(308)	448	-168.8%	448	(749)	159.8%
Extraordinary items	—	—	—	—	(30)	100.0%

Net (loss) income	$(308)	$448	-168.8%	$448	$(779)	157.5%

The decrease in revenue from 2001 to 2002 is primarily due to a 4.9% decline in collections from our fully stabilized communities and a $670,000 decrease in construction revenue. All of the construction revenue during the years ended December 31, 2002, 2001 and 2000 was from contracts with the Operating Partnership. Operating expenses decreased at the Management Company primarily due to a reduction in personnel expenses of $769,000 at the Management Company and Construction Company during the year. The decrease in construction revenues and reduction in personnel expenses at the Construction Company were due to the fact that we have curtailed, and may continue to curtail, our development efforts to increase our financial flexibility in the current economic environment.

The increase in revenue from 2000 to 2001 was primarily due to an increase in fees earned from managing our lease-up communities. Operating expenses remained stable in 2001 as compared to 2000, decreasing by only $221,000. In addition, interest expense decreased from 2000 to 2001 due to the repayment of an intercompany loan during 2000.

Third party apartment homes under management were 1,105 in 2002, 1,004 in 2001 and 1,723 in 2000. Property management fees from third parties as a percentage of total property management revenues were 11.6% in 2002, 12.4% in 2001 and 16.1% in 2000.

Other Income and Expenses

Interest income increased by $306,000 to $2.6 million in 2002 compared to 2001, primarily due to a preferred return of $375,000 earned on an equity investment in 2002. Interest income decreased by $1.3 million to

$2.3 million in 2001 compared to 2000, primarily due to a $1.0 million decrease in interest earned on proceeds from property sales placed in escrow in accordance with like-kind exchange income tax regulations.

Other income decreased by $413,000 to $478,000 in 2002 compared to 2001, and increased by $273,000 to $891,000 in 2001 compared to 2000 primarily as a result of a $325,000 fee received in 2001 in connection with a community that is being developed by a third party developer.

Depreciation expense increased by $1.9 million to $35.8 million in 2002 compared to 2001, primarily due to depreciation expense related to the initiation and increase of depreciation expense related to recently developed communities as well as depreciation on the community acquired during 2002, offset by the absence of a full year of depreciation for the communities sold during 2002 and 2001. Depreciation expense increased by $2.5 million to $33.9 million in 2001 compared to 2000, primarily due to depreciation expense related to the initiation of depreciation on recently developed communities as well as a full year of depreciation on communities acquired during the second half of 2000, partially offset by the absence of a full year of depreciation on communities sold during 2000 and 2001.

Interest expense decreased by $5.0 million to $33.3 million in 2002 compared to 2001 primarily due to a $20.8 million decrease in our average indebtedness outstanding and a decrease in the average effective interest rate of 0.39% (6.62% to 6.23%) in 2002 as compared to 2001. Interest expense increased by $1.4 million to $38.3 million in 2001 compared to 2000 primarily due to an increase of $45.9 million in our average indebtedness outstanding, offset by a decrease in the average effective interest rate of 0.34% (7.04% to 6.70%) in 2001 as compared to 2000.

General and administrative expenses decreased by $825,000 to $6.1 million in 2002 compared to 2001 primarily due to $1.8 million of non-recurring charges related to an increase in the costs of abandoned pursuit projects and severance costs associated with senior staff reductions in our organization during 2001, offset by an increase in professional fees of $449,000 related to the increased cost of doing business as a public company in 2002 when compared to 2001 and an increase in non-cash compensation of $304,000 recorded in 2002 as compared to 2001. Approximately $900,000 of the $1.8 million non-recurring charges in 2001 is related to an increase in the costs of abandoned pursuit projects and approximately $900,000 is related to severance costs associated with senior staff reductions in our organization. As a percentage of total revenues, general and administrative expenses before non-recurring charges were 3.5% in 2002, 3.6% in 2001, and 2.5% in 2000.

The $78.7 million gain on sale of assets in 2002 resulted from the disposition of eight communities. The eight communities were (referred to below using former community names):

Community	Market

Summit Breckenridge	Richmond, VA
Summit Mayfaire	Raleigh, NC
Summit Meadow	Columbia, MD
Summit New Albany	Columbus, OH
Summit Pike Creek	Wilmington, DE
Summit Sand Lake	Orlando, FL
Summit Stonefield	Philadelphia, PA
Summit Windsor	Frederick, MD

The communities disposed of in 2002 were part of our plan to dispose of assets that no longer meet our growth objectives or to make desired changes in the number of apartment homes in each of our core markets. The sale of Summit Breckenridge, Summit New Albany and Summit Pike Creek completed our exit of Richmond, Virginia, Columbus, Ohio and Wilmington, Delaware. We believe that by concentrating our efforts and capital in a limited number of core markets we will gain a competitive advantage as we improve operational efficiencies, build a more significant brand name and improve market knowledge. Also, by disposing of assets that no longer meet our long-term growth objectives, capital is provided to fund the development and acquisition of new assets with higher growth potential. In December 2002, we announced our intention to exit our Texas markets and use the sale proceeds from those communities primarily to increase our presence in the Washington, D.C. and Southeast Florida markets. As a result, we would reduce the number of core markets in which we operate from seven to five. We currently own seven communities with a total of 2,687 apartment homes located in Texas. There can be no assurance that we will be able to sell our Texas communities in a timely manner, on satisfactory terms or at all, or that we will be able to find attractive investment opportunities in the Washington, D.C. and Southeast Florida markets.

The $34.4 million gain on sale of assets in 2001 resulted from the disposition of one parcel of land and nine communities. The $38.5 million gain on sale of assets in 2000 resulted from the disposition of seven communities.

Liquidity and Capital Resources

     Liquidity

Net cash provided by operating activities decreased to $70.7 million for the year ended December 31, 2002 from $79.0 million for the year ended December 31, 2001, primarily due to a $9.1 million decrease in income from continuing operations before gain on sale of real estate assets, impairment loss on technology investments and extraordinary items.

Net cash used in investing activities was $5.6 million for the year ended December 31, 2002. Net cash provided by investing activities was $6.2 million for the year ended December 31, 2001. The decrease in cash provided by investing activities is due to an increase in cash used for the acquisition of real estate assets in 2002 of $17.9 million and a decrease in proceeds received from the sale of our real estate assets of $8.1 million, partially offset by an increase in proceeds received from the sale of joint venture real estate assets of $11.2 million and a decrease in cash used for the construction of real estate assets and land purchases of $4.2 million. In addition to cash proceeds received in connection with 2002 dispositions, proceeds from the sale of communities represent funds expended from like-kind exchange escrows. In the event that the proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company level tax may be incurred.

Net cash used in financing activities decreased to $64.6 million for the year ended December 31, 2002 from $86.5 million for the year ended December 31, 2001. The decrease in cash used in financing activities during 2002 is primarily due to an increase in net borrowings from 2001 to 2002 of $97.5 million on our unsecured credit facility, an increase in proceeds received from the issuance of mortgage debt of $6.9 million and a decrease of cash used to repay unsecured medium-term notes of $30.0 million, all offset by a decrease in repayments of unsecured notes, unsecured medium-term notes and mortgages in the aggregate amount of $107.5 million, an increase in cash used for the repurchase of Summit’s common stock of $2.5 million and an increase in cash used for dividends and distributions of $3.2 million.

The ratio of earnings to fixed charges was 2.58 to 1 for the year ended December 31, 2002 compared to 1.83 to 1 for the year ended December 31, 2001. The increase in the ratio of earnings to fixed charges is primarily due to an increase in gain on sale of real estate assets of $49.0 million in 2002 when compared to 2001.

Our outstanding indebtedness (excluding fair value adjustments of hedged debt instruments of $5.7 million) as of December 31, 2002 totaled $696.8 million. This amount includes $268.3 million in fixed rate conventional mortgages, $10.6 million of variable rate tax-exempt bonds, $267.0 million of unsecured notes, $6.9 million of variable rate mortgages and $144.0 million under our unsecured credit facility.

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

We expect to meet our long-term liquidity requirements (i.e., liquidity requirements arising after 12 months), such as scheduled mortgage debt maturities, property acquisitions, financing of construction and development activities and other non-recurring capital improvements, through the issuance of unsecured notes, equity securities and mortgage debt, from undistributed funds from operations (see page 37), from proceeds received from the disposition of certain properties, and, in connection with the acquisition of land or improved property, through the issuance of common units.

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

The credit facility had an average interest rate of 2.69% in 2002, 4.99% in 2001 and 7.20% in 2000 and an average balance outstanding of $135.9 million in 2002, $113.5 million in 2001 and $119.8 million in 2000. In addition, the maximum outstanding principal amount was $175.0 million in 2002, $146.5 million in 2001 and $174.0 million in 2000. As of December 31, 2002, the outstanding balance of the credit facility was $144.0 million, leaving $81.0 million of remaining availability on the $225.0 million commitment.

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

On September 27, 2002, we entered into an amendment to the credit agreement related to our unsecured line of credit which modified certain definitions and financial covenants that we are required to meet at the end of each fiscal quarter. We were in compliance with these covenants and all other covenants included in the credit agreement as of December 31, 2002.

     Medium-Term Notes

On April 20, 2000, we commenced a new program for the sale of up to $250.0 million aggregate principal amount of medium-term notes (“MTNs”), due nine months or more from the date of issuance. We had notes with an aggregate principal amount of $112.0 million outstanding in connection with this MTN program as of December 31, 2002.

On May 29, 1998, we established a program for the sale of up to $95.0 million aggregate principal amount of MTNs due nine months or more from the date of issuance. We had notes with an aggregate principal amount of $25.0 million outstanding in connection with this MTN program as of December 31, 2002. As a result of the commencement of the $250.0 million MTN program, we cannot issue any additional notes under the $95.0 million MTN program.

The medium-term notes require that we comply with certain affirmative, negative and financial covenants. We were in compliance with these covenants as of December 31, 2002.

     Unsecured Notes

The unsecured notes consist of $30.0 million of notes due 2003, $50.0 million of notes due 2004 and $50.0 million of notes due 2007. The unsecured notes require semi-annual interest payments until the end of the respective terms. The unsecured notes require that we comply with certain affirmative, negative and financial covenants. We were in compliance with these covenants as of December 31, 2002.

     Preferred Units

As of December 31, 2002, we had outstanding 3.4 million preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units. We may redeem these preferred units on or after April 29, 2004 for cash at a redemption price equal to the holder’s capital account or, at our option, shares of Summit’s 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock, or a combination of cash and shares of Summit’s 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock. Holders of the Series B preferred units have the right to exchange these preferred units for shares of Summit’s Series B preferred stock on a one-for-one basis, subject to adjustment: (a) on or after April 29, 2009, (b) if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes. Distributions on the Series B preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series B preferred units in the aggregate amount of $7.6 million during each of the years ended December 31, 2002 and 2001.

As of December 31, 2002, we had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. We may redeem the preferred units on or after September 3, 2004 for cash at a redemption price equal to the holder’s capital account. The holder of the Series C preferred units has the right to exchange these preferred units for shares of Summit’s Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceed 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $4.8 million during each of the years ended December 31, 2002 and 2001.

     Common Stock Repurchase Program

Summit has a common stock repurchase program, originally approved by Summit’s Board of Directors in March of 2000, pursuant to which Summit is authorized to purchase up to an aggregate of $56.0 million of its currently issued and outstanding shares of common stock. All repurchases have been, and will be, made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. The following is a summary of stock repurchases under the common stock repurchase program (dollars in thousands, except per share amounts):

			Average Price
	Number	Value	per Share
	of Shares	of Shares	of Shares
Year Ended December 31,	Repurchased	Repurchased	Repurchased

2000	279,400	$5,533	$19.80
2001	8,800	197	22.38
2002	151,300	2,666	17.62

Total as of December 31, 2002	439,500	8,396	19.10
Subsequent to December 31, 2002	422,200	7,472	17.70

Total as of March 5, 2003	861,700	$15,868	$18.41

Summit had $40.1 million of remaining availability for repurchases under the program as of March 5, 2003.

     Dividend Reinvestment and Direct Stock Purchase Plan

Summit has a dividend reinvestment and direct stock purchase plan (“DRIP”). Direct stock purchases under the DRIP were suspended effective October 31, 2002 and dividend reinvestment under the DRIP was suspended effective November 15, 2002. The DRIP provided both new investors and existing holders of Summit’s stock (including common stock and other classes of stock which may be outstanding from time to time) with a method to purchase shares of common stock under the Stock Purchase Program component of the plan. The plan also permitted stockholders to designate all, a portion or none of the cash dividends on their newly purchased common stock and cash dividends on their existing stock for reinvestment in more shares of common stock through the Dividend Reinvestment Program component of the plan. With respect to reinvested dividends and optional cash payments, shares of common stock were purchased for the plan at a discount ranging from 0% to 5% (established from time to time) from the market price, as more fully described in the prospectus relating to the plan. Common stock was purchased by the plan’s agent (Wachovia Bank) directly from us or in open market or privately negotiated transactions, as determined from time to time, to fulfill requirements for the plan.

     Employee Stock Purchase Plan

In 1996, Summit established a non-qualified employee stock purchase plan (“ESPP”) which allowed Summit’s employees to purchase up to $25,000 of common stock per year. The price of the shares of the common stock purchased was the lesser of 85 percent of the closing price of such shares either on (a) the first day of each six month purchase period, or (b) the last day of each six month purchase period. Transactions under the ESPP were suspended effective July 2, 2002.

     Employee Loan Program

Summit’s Board of Directors believes that ownership of its common stock by its executive officers and certain other qualified employees aligns the interests of these officers and employees with the interests of Summit’s stockholders. To this end, Summit’s Board of Directors approved, and Summit instituted, a loan program. As a result of recent legislation, Summit is no longer permitted to make loans to its executive officers and, therefore, new issuances to its executive officers under the loan program have been terminated. Under the terms of the loan program, Summit lent amounts to certain of its executive officers and other qualified employees to (a) finance the purchase of Summit’s common stock on the open market at then-current market prices, (b) finance the payment of the exercise price of one or more stock options to purchase shares of Summit’s common stock, or (c) finance the annual tax liability or other expenses of an executive officer related to the vesting of shares of common stock which constitute a portion of a restricted stock award granted to the executive officer. The relevant officer or employee has executed a promissory note and security agreement related to each loan extended. Each outstanding note bears interest at a rate established on the date of the note, is full recourse to the officers and employees and is collateralized by the shares of Summit’s common stock which are the subject of the loans. If the market price of Summit’s common stock falls materially below the price at which the shares of stock were purchased, the proceeds of the sale of the common stock may not be sufficient to repay the loan. During the three months ended June 30, 2002, Summit issued $6.7 million of loans to six executive officers. As of December 31, 2002, we had loans receivable in the amount of $19.5 million which were collateralized by 939,586 shares of Summit’s common stock valued at $16.7 million. The proceeds from the shares that serve as collateral for the loans would not be sufficient to repay the loans in full. However, since the loans are full recourse, we have the right to collect any additional amount owed directly from the officer or employee to the extent such officer or employee is able to pay such amount. We had loans receivable in the amount of $14.5 million as of December 31, 2001.

     Impairment Loss

Management considers events and circumstances that may indicate impairment of an investment, including operating performance and cash flow projections. In 2001, management determined that our investments in BroadbandNOW!, Inc. and YieldStar Technology LLC were impaired and that such impairment was other than temporary. As a result, we recorded an impairment loss in the aggregate amount of $1.2 million, which represents our entire investment in these two technology companies. We have no other technology company investments.

     Schedule of Debt

The following table sets forth information regarding our debt financing (excluding fair value adjustments of hedged debt instruments) as of December 31, 2002 and 2001 (dollars in thousands):

			Principal Outstanding
	Interest		December 31,
	Rate as of	Maturity
	December 31, 2002	Date(1)	2002	2001

Fixed Rate Debt
Mortgage Loan(2)	6.76%	10/15/2008	$133,909	$137,321
Mortgage Loan(3)	8.00%	9/1/2005	8,040	8,161
Mortgage Notes:
Summit Fair Lakes	7.82%	7/1/2010	48,340	48,340
Summit Buena Vista	6.75%	2/15/2007	24,067	24,539
Summit Belcourt	6.75%	1/1/2006	9,018	9,209
Summit Camino Real	6.75%	6/1/2006	15,886	16,213
Summit Turtle Rock	6.75%	12/1/2005	10,215	10,431
Summit Arboretum	6.75%	12/1/2005	18,796	19,194
Mortgage notes repaid in 2002.			—	16,041
Tax exempt mortgage note repaid in 2002			—	3,918

Total Mortgage Debt			268,271	293,367

Unsecured Notes:
Medium-Term Notes due 2003.	7.87%	10/20/2003	17,000	17,000
Medium-Term Notes due 2005.	8.04%	11/17/2005	25,000	25,000
Medium-Term Notes due 2006.	7.04%	5/9/2006	25,000	25,000
Medium-Term Notes due 2009.	7.59%	3/16/2009	25,000	25,000
Medium-Term Notes due 2010.	8.50%	7/19/2010	10,000	10,000
Medium-Term Notes due 2011.	7.70%	5/9/2011	35,000	35,000
Notes due 2003.	6.63%	12/15/2003	30,000	30,000
Notes due 2004.	6.95%	8/15/2004	50,000	50,000
Notes due 2007.	7.20%	8/15/2007	50,000	50,000
Unsecured notes repaid in 2002.			—	41,000

Total Unsecured Notes			267,000	308,000

Total Fixed Rate Debt			535,271	601,367

Variable Rate Debt
Unsecured credit facility	LIBOR + 100 bps	9/26/2004	144,000	94,000
Summit Foxcroft mortgage note	LIBOR + 170 bps	7/1/2005	6,900	—
Tax Exempt Bonds:
Summit Belmont(4)	3.05%	4/1/2007	10,565	10,785
Tax Exempt Bonds repaid in 2002.			—	11,408

Total Tax Exempt Bonds			10,565	22,193

Total Variable Rate Debt			161,465	116,193

Total Outstanding Indebtedness			$696,736	$717,560

(1)	All of the secured debt can be prepaid at any time. Prepayment of all secured debt is generally subject to penalty or premium.

(2)	Mortgage loan secured by the following communities:

Summit Ballantyne Summit Club at Dunwoody Summit Del Ray Summit Glen	Summit Largo Summit Las Palmas Summit on the River Summit Plantation	Summit St. Clair Summit Westwood

(3)	Mortgage loan secured by Summit Simsbury and Summit Touchstone.

(4)	The tax exempt bond bears interest at various rates set by a remarketing agent at the demand note index plus 0.50%, set weekly, or the lowest percentage of prime which allows the resale at a price of par. The bond is enhanced by a letter of credit from a financial institution, which will terminate prior to the maturity date of the related bond. In the event the credit enhancement is not renewed or replaced upon termination, the related loan obligation will be accelerated.

The one-month LIBOR rate as of December 31, 2002 was 1.38%.

Our outstanding indebtedness (excluding our unsecured credit facility which matures in 2004) had an average maturity of 4.6 years as of December 31, 2002. The aggregate annual maturities of all outstanding debt as of December 31, 2002 (excluding our unsecured credit facility which had an outstanding balance of $144.0 million as of December 31, 2002) are as follows (in thousands):

2003	$52,722
2004	56,105
2005	72,920
2006	53,422
2007	86,292
Thereafter	231,275

Total	$552,736

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

On June 13, 2002, we terminated an interest rate swap with a $30.0 million notional amount. Under SFAS No. 133, as a result of the termination, we de-designated the $30.0 million swap as a fair value hedge against certain fixed rate debt. We will amortize as a reduction of interest expense $1.5 million, which represents the difference between the par value and carrying amount of the fixed-rate debt obligation, over the remaining term of the debt obligation, which matures on December 15, 2003. Interest expense was reduced by $545,000 in 2002 as a result of amortizing this difference.

On June 14, 2002, we entered into an interest rate swap with a notional amount of $50.0 million, relating to $50.0 million of 7.20% fixed rate notes issued under our MTN program. Under the interest rate swap agreement, through the maturity date of August 15, 2007, (a) we have agreed to pay to the counterparty the interest on a $50.0 million notional amount at a floating interest rate of three-month LIBOR plus 241.75 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate of the underlying debt obligation. The floating rate as of December 31, 2002 was 3.8175%. The fair value of the interest rate swap was an asset of $4.8 million as of December 31, 2002. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded in “Other assets” in the accompanying balance sheets. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under SFAS No. 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

The following table provides information about our interest rate swap and other financial instruments that are sensitive to changes in interest rates and should be read in conjunction with the accompanying consolidated financial statements and related notes. For debt, the table presents principal cash flows and related weighted average interest rates in effect as of December 31, 2002 by expected maturity dates. The weighted average interest rates presented in this table for the tax exempt variable rate debt are inclusive of credit enhancement fees. For the interest rate swap, the table presents the notional amount and related weighted average pay rate by year of maturity (dollars in thousands):

Expected Year of Maturity

							2002	2001
	2003	2004	2005	2006	2007	Thereafter	Total	Total

Fixed Rate Debt:
Conventional fixed rate	$5,502	$5,885	$40,800	$28,202	$26,607	$161,275	$268,271	$289,449
Average interest rate	6.79%	6.79%	6.99%	6.75%	6.75%	7.08%	6.99%	7.03%
Tax exempt fixed rate	—	—	—	—	—	—	—	3,918
Average interest rate	—	—	—	—	—	—	—	6.95%
Unsecured fixed rate	47,000	50,000	25,000	25,000	50,000	70,000	267,000	308,000
Average interest rate	7.08%	6.95%	8.04%	7.04%	7.20%	7.78%	7.35%	7.33%

Total fixed rate debt	52,502	55,885	65,800	53,202	76,607	231,275	535,271	601,367
Average interest rate	7.05%	6.93%	7.39%	6.89%	7.04%	7.29%	7.17%	7.14%

Variable Rate Debt:
Tax exempt variable rate	220	220	220	220	9,685	—	10,565	22,193
Average interest rate	3.05%	3.05%	3.05%	3.05%	3.05%	—	3.05%	4.21%
Variable rate mortgage note	—	—	6,900	—	—	—	6,900	—
Average interest rate	—	—	3.08%	—	—	—	3.08%	—
Variable rate credit facility	—	144,000	—	—	—	—	144,000	94,000
Average interest rate	—	2.69%	—	—	—	—	2.69%	4.99%

Total variable rate debt	220	144,220	7,120	220	9,685	—	161,465	116,193
Average interest rate	3.05%	2.69%	3.08%	3.05%	3.05%	—	2.73%	4.84%

Total debt	$52,722	$200,105	$72,920	$53,422	$86,292	$231,275	$696,736	$717,560
Average interest rate	7.03%	3.88%	6.97%	6.87%	6.60%	7.29%	6.14%	6.72%

Interest Rate Swap:
Pay variable/receive fixed					$50,000		$50,000	$30,000
Average pay rate					3-month		3-month	3-month
					LIBOR		LIBOR	LIBOR
					+2.4175%		+2.4175%	+0.11%
Receive rate					7.20%		7.20%	6.625%

We estimate that the fair value of the variable rate debt approximates carrying value based upon our effective borrowing rates for issuance of debt with similar terms and remaining maturities. Fixed rate mortgage debt and fixed rate unsecured notes with a carrying value of $535.3 million had an estimated aggregate fair value of $587.1 million as of December 31, 2002. Rates currently available to us for similar terms and maturities were used to estimate the fair value of this debt. The fair market value of long-term fixed rate debt is subject to changes in interest rates.

Acquisitions and Dispositions

During the year ended December 31, 2002, we sold eight communities comprising 2,399 apartment homes for an aggregate sales price of $211.8 million, resulting in an aggregate net gain on sale of $78.7 million. The eight communities sold were the former Summit Breckenridge, Summit New Albany, Summit Pike Creek, Summit Mayfaire, Summit Stonefield, Summit Meadow, Summit Sand Lake and Summit Windsor. Net proceeds from four of the eight communities, equaling $107.4 million, were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations.

During the year ended December 31, 2002, a joint venture in which we held a 50% interest, sold a community known as The Heights at Cheshire Bridge (318 apartment homes) to an unrelated third party and the joint venture was dissolved. Upon dissolution, we recognized a gain of $5.0 million on the sale of the joint venture’s assets.

During the year ended December 31, 2002, we acquired a stabilized, luxury apartment community in the Galleria sub-market of Dallas, Texas for cash in the amount of $17.7 million. The community, now known as Summit San Raphael, has 222 apartment homes and was constructed in 1999.

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

We did not acquire any communities during the year ended December 31, 2001.

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

On August 1, 2000, we exercised our option to purchase our joint venture partner’s interest in each of two communities, Summit Sweetwater and Summit Shiloh, both located in Atlanta, Georgia. The acquisition of these two communities added 490 apartment homes to our portfolio at an aggregate purchase price of $36.0 million. The acquisitions were financed with the issuance of 96,455 common units valued, in the aggregate, at $2.2 million and the payment of $33.8 million in cash.

Communities Sold or Held for Sale

Subsequent to December 31, 2002, we executed a contract for the sale of an apartment community, Summit Fairways, located in Orlando, Florida. The assets of Summit Fairways were recorded at the lower of cost or fair value less costs to sell, or $14.9 million, as of December 31, 2002. The net income from Summit Fairways represented 1.0% of our net income for the year ended December 31, 2002. Summit Fairways was sold on March 5, 2003 for $18.8 million as part of our strategy to exit our non-core markets. We expect to record a gain on sale resulting from the disposition of Summit Fairways. We expect to use the proceeds from the sale of Summit Fairways to fund future acquisition and development activity.

In accordance with SFAS No. 144, net income and gain (loss) on disposition of real estate for communities sold or considered held for sale after December 31, 2001 are reflected in our statements of operations as “discontinued operations” for all periods presented.

Below is a summary of discontinued operations for all of the communities sold during 2002 excluding Summit Breckenridge and joint venture communities, and including Summit Fairways, for the year ended December 31, 2002, 2001 and 2000 (in thousands). Summit Breckenridge was properly classified as held for sale prior to January 1, 2002 and, therefore, its operations are included in income from continuing operations.

	Year Ended December 31,

	2002	2001	2000

Property revenues:
Rental revenues	$18,744	$23,670	$22,784
Other property revenue	1,457	1,763	1,730

Total property revenues	20,201	25,433	24,514
Property operating and maintenance expense	7,002	8,375	7,533
Depreciation	3,892	5,148	4,891
Interest and amortization	1,188	1,568	1,785

Income from discontinued operations before net gain on disposition of discontinued operations	8,119	10,342	10,305
Extraordinary items	(208)	—	—
Net gain on disposition of discontinued operations	64,907	—	—

Income from discontinued operations	$72,818	$10,342	$10,305

Development Activity

Development communities in process as of December 31, 2002 are summarized as follows (dollars in thousands):

		Total		Estimated	Anticipated
	Apartment	Estimated	Cost To	Cost To	Construction
Community	Homes	Costs	Date	Complete	Completion

Summit Roosevelt — Washington, D.C.	198	$49,600	$42,036	$7,564	Q2 2003
Summit Stockbridge — Atlanta, GA	304	23,600	18,608	4,992	Q3 2003
Summit Silo Creek — Washington, D.C.	284	41,700	17,430	24,270	Q2 2004
Summit Las Olas — Ft. Lauderdale, FL	420	73,700	34,648	39,052	Q3 2005
Other development and construction costs(1)	—	—	26,541	—

	1,206	$188,600	$139,263	$75,878

(1)	Consists primarily of land held for development and other pre-development costs.

The estimated cost to complete the development communities listed above of $75.9 million, our commitment to purchase Summit Brickell for an estimated price ranging from $50.5 million to $60.0 million and our commitment to purchase land for Summit Brookwood for $10.6 million (see the section entitled “Commitments and Contingencies” below), represent substantially all of our material commitments for capital expenditures as of December 31, 2002.

     Factors Affecting the Performance of our Development Communities

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

Commitments and Contingencies

The estimated cost to complete the four development projects currently under construction was $75.9 million as of December 31, 2002. Anticipated construction completion dates of the projects range from the second quarter of 2003 to the third quarter of 2005.

We carry terrorism insurance on all communities that serve as collateral for mortgage debt, as well as on two communities which do not serve as collateral for mortgage debt, but which are located in Washington, D.C. The terrorism insurance is subject to coverage limitations, which we believe are commercially reasonable. No assurance can be given that material losses in excess of insurance proceeds will not occur in the future, or that insurance coverage for acts of terrorism will be available in the future.

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

On May 25, 2001, we contributed $4.2 million for a 29.78% interest in a joint venture named SZF, LLC, which owns substantially all of the interests in a limited liability company that is developing, through a third-party contractor, an apartment community in Miami, Florida. The community will consist of 323 apartment homes and 17,795 square feet of office/retail space. The limited liability company has also acquired an adjacent piece of land. The construction costs are being funded through the equity that the joint venture contributed to the limited liability company and by a loan to that company from an unrelated third party. In the event that construction costs exceed the construction loan amount, we have agreed to advance the amount required to fund such costs in excess of the construction loan. This advance accrues a preferential return at the rate of eleven percent (11%) per year to be paid from the distributions from the joint venture. As of December 31, 2002, we had advanced $2.2 million to SZF, LLC. Subsequent to December 31, 2002, we have advanced an additional $6.1 million to SZF, LLC.

During 2002, we completed the development of Summit Brookwood, a 359 unit apartment community located in Atlanta, Georgia. As of December 31, 2002, we are the lessee under a land lease related to the land on which Summit Brookwood was constructed. We have exercised our purchase option under the land lease to purchase the related land for $10.6 million. We expect to finalize the purchase of the land at Summit Brookwood during 2003 using cash and/or common units in the Operating Partnership as consideration.

Summit has employment agreements with two of its former executive officers, both of whom resigned from such executive positions, but who remain as employees and have agreed to provide various services to Summit from time to time through December 31, 2011. Each employment agreement requires that Summit pay to the former officers a base salary aggregating up to $2.1 million over the period from July 2, 2001 to December 31, 2011 (beginning with calendar year 2002, up to $200,000 on an annual basis). Each employment agreement also requires that Summit provide participation in its life insurance plan, office space, information systems support and administrative support for the remainder of each officer’s life, and participation in Summit’s health and dental insurance plans until the last to die of the officer or such officer’s spouse. Either party can terminate the employment agreements, effective 20 business days after written notice is given. The full base salary amount due shall be payable through 2011 whether or not the agreements are terminated earlier in accordance with their terms.

Funds from Operations

We consider Funds from Operations (“FFO”) to be an appropriate measure of performance of an equity REIT. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) excluding gains or losses from sales of property and extraordinary items, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with GAAP. Our methodology for calculating FFO may differ from the methodology for calculating FFO utilized by other real estate companies, and accordingly, may not be comparable to other real estate companies. FFO does not represent amounts available for management’s discretionary use because of needed capital expenditures or expansion, debt service obligations, property acquisitions, development, dividends and distributions or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. We believe FFO is helpful to investors as a measure of our performance because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and make capital expenditures.

Funds from Operations is calculated as follows (dollars in thousands):

	Year Ended December 31,

	2002	2001	2000

Income available to common unitholders	$103,508	$64,896	$74,394
Extraordinary items	311	—	—
Extraordinary items — Summit Management Company	—	—	30
Gain on sale of real estate assets	(78,738)	(34,435)	(38,510)
Gain on sale of real estate assets — joint ventures	(4,955)	(271)	—
Gain on sale of real estate assets — Management Company		—	(238)

Adjusted income	20,126	30,190	35,676
Depreciation:
Real estate assets	39,281	38,746	36,383
Real estate joint ventures	1,119	1,231	1,283

Funds from Operations	$60,526	$70,167	$73,342

Recurring capital expenditures (1)	(4,530)	(4,889)	(5,371)
Non-recurring capital expenditures (2)	1,088	4,588	2,965
Cash flow provided by (used in):
Operating activities	$70,721	$78,966	$83,388
Investing activities	(5,590)	6,177	(118,197)
Financing activities	(64,592)	(86,477)	33,827
Weighted average units outstanding — basic	30,936,881	30,795,910	30,696,729

Weighted average units outstanding — diluted	31,107,404	31,106,137	30,897,346

(1)	Recurring capital expenditures are expected to be funded from operations and consist primarily of exterior painting, new appliances, vinyl, blinds, tile, wallpaper and carpet. In contrast, non-recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities.

(2)	Non-recurring capital expenditures for the years ended December 31, 2002 and 2001 primarily consisted of major renovations and upgrades of apartment homes in the amounts of $280,000 in 2002 and $749,000 in 2001; $11,000 in 2002 and $157,000 in 2001 for access gates and security fences; $797,000 in 2002 and $1.7 million in 2001 in other revenue enhancement expenditures; and $1.3 million in alternative landscaping mulch in 2001.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” beginning on page 32 of this report.

Item 8.     Financial Statements and Supplementary Data

Financial statements and supplementary data are contained on the pages indicated on the Index to Financial Statements on page 63 of this report.

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

Directors

 Terms Expiring in 2003

James M. Allwin. Mr. Allwin has been a director of Summit since 1999. Mr. Allwin is President of Aetos Capital, an independent investment management firm. Prior to January 1, 1999, he was head of the investment management business of Morgan Stanley Dean Witter, which included Morgan Stanley Asset Management, Miller Anderson & Sherrerd and the firm’s Private Equity Funds: Capital Partners, Venture Capital and Real Estate. He was a member of the Morgan Stanley Dean Witter Management Committee. Mr. Allwin joined Morgan Stanley in 1976, and during the course of his career, he also worked in areas such as corporate finance, mergers and acquisitions and real estate. He is a graduate of Yale University, where he served as a member of the Investment Committee from 1997 to 2002, and a graduate of the Amos Tuck School of Business Administration at Dartmouth College, where he is a member of the Board of Overseers. He is a member of the Investment Advisory Committee of the Howard Hughes Medical Institute, the Chairman’s Council of the Museum of Modern Art in New York and the Board of Directors of The National Mentoring Partnership. He is also Chairman of both the Board of Trustees of Greenwich Academy and the Board of Directors of Communities In Schools, Inc., the nation’s largest non-profit stay-in-school program. Mr. Allwin is 50 years old.

William B. McGuire, Jr. Mr. McGuire is Co-Chairman of the Board of Directors of Summit. He has served as Co-Chairman of the Board since December 1999 and formerly served as Chairman of the Board from 1994 to December 1999. Prior to the formation of Summit, Mr. McGuire served as a senior partner of the predecessor to Summit and as a general partner of each of the partnerships which transferred multifamily apartment communities to Summit when it was formed. Mr. McGuire founded the predecessor to Summit in 1972. Mr. McGuire also founded McGuire Properties, Inc., a real estate brokerage firm in 1972. Mr. McGuire acts as a consultant to Spectrum Properties Inc., a company engaged in office management development and leasing, and is on the Board of Advisors of IQMAX, a venture capital company. He has been active in the following professional and community organizations: Residential, Multifamily and Urban Development Mixed Use Councils of the Urban Land Institute; Charlotte Advisory Board of NationsBank of North Carolina, N.A.; and The Charlotte City Club, serving on its Board of Governors and as President. He was a trustee of the North Carolina Nature Conservancy; a founder and director of Habitat for Humanity of Charlotte; and the founder and President of The Neighborhood Medical Clinic. Mr. McGuire is 58 years old.

William F. Paulsen. Mr. Paulsen is Co-Chairman of the Board of Directors of Summit. He has held the position of Co-Chairman of the Board since December 1999 and formerly held the position of Chief Executive Officer from 1994 until July 2001. Mr. Paulsen has been a director of Summit since 1994. Prior to the formation of Summit, Mr. Paulsen was a senior partner and the Chief Executive Officer of the predecessor to Summit and a general partner of each of the partnerships which transferred multifamily apartment communities to Summit when it was formed. Mr. Paulsen joined the predecessor to Summit in 1981. He was selected as North Carolina Entrepreneur of the Year in 1991. In addition to his responsibilities with Summit, Mr. Paulsen is a member of the Urban Land Institute. Until December 2000, he also was a member of the Board of Directors of The Beach Company, a private real estate developer in Charleston, South Carolina. Mr. Paulsen is a trustee of The Asheville School. He also served as a Vice President of the Charlotte Apartment Association. Mr. Paulsen is 56 years old.

Wendy Riches. Ms. Riches has been a director of Summit since November 2002. From 1999 to 2002, she held the position of President of ARC Integrated Marketing, leading D’Arcy’s marketing services network consisting of 32 agencies in 19 countries. From 1998 to 1999, Ms. Riches was employed by Hasbro, Inc. as

President of global e-commerce and direct marketing. Prior to joining Hasbro, she was employed by Ogilvy & Mather from 1990 to 1998, during which time she served as Executive Creative Director and Managing Director for OgilvyOne and, subsequently, Chairman and Chief Executive Officer of OgilvyOne North America and a member of the global Board of OgilvyOne Worldwide. Ms. Riches chairs the Ethics and Privacy Committee of the Board of Directors of the Direct Marketing Association and is a member of the Board of Directors of Columbia House Holdings, Inc. Ms. Riches is 59 years old.

     Terms Expiring in 2004

Henry H. Fishkind. Dr. Fishkind has been a director of Summit since 1994. He is the President of Fishkind & Associates, Inc., a private economic and financial consulting firm based in Orlando, Florida that he founded in 1987. Dr. Fishkind is serving as a member of the Florida Governor’s Economic Advisory Board for a term from 2000 to 2004. He also served on this Economic Advisory Board from 1979 to 1981. Dr. Fishkind is 53 years old.

James H. Hance, Jr. Mr. Hance has been a director of Summit since 1994. Mr. Hance is Vice Chairman and Chief Financial Officer of Bank of America and a member of the corporation’s Board of Directors. He is responsible for the corporation’s Finance Group, comprising the finance, accounting and control functions, and for Treasury, including balance sheet management. He also is responsible for Principal Investing, Investor Relations, the Legal Department, Corporate Strategy and Management Services, which provides for the corporation’s real estate needs. The global payment business, which provides depository and treasury services to customers worldwide, also reports to Mr. Hance. Mr. Hance, a certified public accountant, spent 17 years with the Price Waterhouse accounting firm (now PricewaterhouseCoopers) in Philadelphia and Charlotte. For six years, he was a partner in the Charlotte office and served as the audit partner responsible for the firm’s relationship with NCNB Corporation (predecessor to NationsBank and Bank of America). From August 1985 until December 1986, he was Chairman and co-owner of Consolidated Coin Caterers Corp. in Charlotte. He joined NCNB Corporation in March 1987. Mr. Hance is a member of the Board of Directors of Caraustar Industries Inc., EnPro Industries, Inc. and Lance Inc. He is a trustee of Washington University in St. Louis and is a member of Washington University’s National Council for the John M. Olin School of Business. He is Chairman of the Board of Trustees of the North Carolina Blumenthal Performing Arts Center. In addition, he is a member of the Boards of The United Negro College Fund and The Foundation for the University of North Carolina at Charlotte, a member of the Society of International Business Fellows and a director of ACE Guaranty RE and ACE Capital RE Corporation. Mr. Hance is 58 years old.

     Terms Expiring in 2005

Steven R. LeBlanc. Mr. LeBlanc is President, Chief Executive Officer and a director of Summit. He has been the President and a director since July 1998 and the Chief Executive Officer since July 2001. Mr. LeBlanc held the position of Chief Operating Officer from July 1998 to July 2001. Prior to joining Summit, Mr. LeBlanc served as President of Urban Growth Property Trust from 1997 to 1998 where he developed the company’s strategic business plan, orchestrated the transition to REIT status and initiated over $200 million in acquisitions and developments. From 1992 to 1997, Mr. LeBlanc served in a number of senior management positions with Archstone Communities and the Security Capital Group where he implemented a fully-integrated, operating company strategy focused on long-term sustainable cash flow growth. While at these companies, he was responsible for the acquisition and development of 11,000 apartment homes and the purchase of land for an additional 10,000 apartment homes. From 1984 to 1992, Mr. LeBlanc was a partner and Senior Vice President with Lincoln Property Company where he was a member of the senior management team and was responsible for the management of 17,000 apartments, as well as the firm’s acquisition and development activities throughout Texas and the Northeast. Mr. LeBlanc is a member of the Board of Directors of the National Multifamily Housing Council, St. Peter’s Homes and Real Estate Round Table and a member of the Urban Land Institute. Mr. LeBlanc is 45 years old.

Nelson Schwab III. Mr. Schwab has been a director of Summit since 1994. He has been a Managing Director of Carousel Capital, a merchant-banking firm based in Charlotte, North Carolina specializing in middle market acquisitions, since 1996. Mr. Schwab served as Chairman and Chief Executive Officer of

Paramount Parks from 1992 to 1995. Mr. Schwab is a member of the Boards of Directors of Silver Dollar City, Inc., Griffin Corporation, Childrens First, Simpson Performance Products, Burlington Industries, InServe Corp. and Herschend Family Entertainment Corp. Mr. Schwab previously served as the Chairman of the Carolinas Partnership, the Charlotte Chamber of Commerce and the North Carolina Blumenthal Performing Arts Center. He is currently a member of the Board of Trustees of the University of North Carolina at Chapel Hill. Mr. Schwab is 58 years old.

     Executive Officers Who Are Not Directors

Gregg D. Adzema. Mr. Adzema has been Executive Vice President and Chief Financial Officer of Summit since December 2001. In this capacity, he is responsible for overseeing Summit’s capital markets, finance, accounting, benefits, investor relations, public relations and market research activities. From September 1996 to December 2001, Mr. Adzema held several finance positions with Summit, most recently Senior Vice President of Finance and Accounting. Prior to joining Summit in September 1996, Mr. Adzema was employed by Arthur Andersen Real Estate Advisory Services in Washington, D.C. He is a member of the Urban Land Institute. Mr. Adzema is 38 years old.

Douglas E. Brout. Mr. Brout has been Executive Vice President of Investments of Summit since December 2001. Since joining Summit in 1996, Mr. Brout has been responsible for Summit’s Acquisitions, Dispositions, Joint Ventures and Development Pre-Sales group. During his tenure with Summit, he has facilitated in excess of $1 billion in investment activity. All of Summit’s development operations are also included in Mr. Brout’s department. Mr. Brout brings to Summit over 20 years of experience fostered in diverse segments of the commercial real estate and finance industry. Prior to joining Summit, he worked for: Bear Stearns & Co. as a vice president specializing in Real Estate Investment Banking and Commercial Mortgage Securitization; Sentinel Real Estate Corp. as a vice president, where he was responsible for multifamily acquisitions throughout much of the United States; and The Related Companies of New York, where he was also a vice president handling numerous types of multifamily transactions. Mr. Brout is a member of the Board of Directors of the National Multifamily Housing Council. Mr. Brout is 43 years old.

Keith L. Downey. Mr. Downey has been Executive Vice President of Construction of Summit since February 2002 and President of Summit Apartment Builders, Inc. since 1996. Mr. Downey joined Summit in 1985 as Development Manager responsible for development opportunities in the Tampa Bay area. In 1989, Mr. Downey assisted in the formation of Summit Apartment Builders, Inc., which at that time was a general contracting operation responsible for the construction of all of Summit’s communities in Florida. Since joining Summit in 1985, Mr. Downey has been responsible for the construction operations across Summit’s entire portfolio, and has been directly involved in the development and construction of over 8,000 apartment homes in 35 communities. Prior to joining Summit, Mr. Downey was Vice President for The Calibre Companies in Atlanta, Georgia from 1980 to 1984, where he worked in a similar development/construction role. From 1975 to 1979, Mr. Downey was a construction superintendent, project manager and partner in developing and constructing single family homes in Atlanta. Mr. Downey is 50 years old.

Randall M. Ell. Mr. Ell has been Executive Vice President of Property Operations of Summit and President of Summit Management Company since June 2000. He is responsible for all property management operations of Summit’s communities, comprising over 16,000 apartment homes. From 1992 until June 2000, Mr. Ell was a Regional Vice President of Summit. Prior to joining Summit in 1992, Mr. Ell was employed by R&B Apartment Management, located in Northern Virginia, in the capacity of Regional Vice President. Mr. Ell is 45 years old.

Michael L. Schwarz. Mr. Schwarz has been an Executive Vice President of Summit since 1994 and the Chief Operating Officer of Summit since December 2001. He served as the Chief Financial Officer of Summit from 1994 to December 2001. Prior to joining Summit, Mr. Schwarz served as co-founder, Senior Vice President and Chief Financial Officer of Industrial Developments International, Inc. (“IDI”), a developer of industrial real estate. While at IDI, Mr. Schwarz was responsible for the company’s capital markets activities, accounting operations and information technology efforts. In this capacity, Mr. Schwarz arranged over $500 million in financing including IDI’s initial capitalization. Mr. Schwarz is responsible for Summit’s property operations, investment activities and technology initiatives. He is a certified public accountant. Mr. Schwarz served as the Chairman of the Board of The Study Hall of Emmaus House, a non-profit educational facility serving inner-city youths. Mr. Schwarz also sits on the Board of The Beach Company, a private real estate developer in Charleston, South Carolina. Mr. Schwarz is 42 years old.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires Summit’s executive officers and directors, and persons who are beneficial owners of more than 10% of a registered class of the Operating Partnership’s equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us by the executive officers, directors and greater than 10% beneficial owners, all Section 16(a) filing requirements were satisfied during 2002, except that Mr. Brout inadvertently filed two Forms 4 late, each with respect to one transaction, and each of the executive officers inadvertently reported one transaction late.

Item 11.     Executive Compensation

The Operating Partnership is managed by Summit, in its capacity as its general partner. Consequently, the Operating Partnership has no directors or executive officers and pays no compensation. This Item 11 reflects compensation paid to the directors and executive officers of Summit.

Director Compensation

During 2002, directors of Summit who were also employees did not receive any fees for their services as directors. Non-employee directors of Summit (the “Independent Directors”) received an annual director’s fee of $22,000 in 2002. Each Independent Director also received $1,000 for each regular meeting of the Board of Directors attended, $1,000 for each special meeting of the Board of Directors attended, $250 for each committee meeting attended if held concurrently with a regular or special meeting of the Board of Directors and $500 for each committee meeting attended if not held concurrently with a regular or special meeting of the Board of Directors. Pursuant to Summit’s 1994 Stock Option and Incentive Plan, as amended and restated, or the 1994 Stock Plan, on May 21, 2002, each Independent Director, except Ms. Riches, received a non-qualified stock option, exercisable upon grant, to purchase 2,000 shares of common stock at a price equal to the market price of the common stock on the date of grant. Each Independent Director, except Ms. Riches, also received on May 21, 2002, a non-qualified stock option, exercisable upon grant, to purchase an additional 3,000 shares of common stock at a price equal to the market price of the common stock on the date of grant. Messrs. McGuire and Paulsen also received similar stock option grants for their services as directors. See “— Employment and Noncompetition Agreements” and Item 13, “Certain Relationships and Related Transactions–Certain Business Relationships and Transactions with Management” for additional information.

Executive Compensation

Summary Compensation Table. The following table sets forth the cash and non-cash compensation awarded to the Chief Executive Officer and each of the other executive officers of Summit during the fiscal year ended December 31, 2002, 2001 and 2000 (collectively, the “Executive Officers”).

Summary Compensation Table

				Long-Term Compensation

				Awards		Payouts

		Annual				Long-Term
		Compensation		Restricted	Securities	Incentive
				Stock	Underlying	Plan		All Other
		Salary	Bonus	Awards	Options	(“LTIP”)		Compensation
Name and Principal Position	Year	($)(1)	($)	($)(2)	(#)	Payouts($)(3)		($)(4)(5)

Steven R. LeBlanc	2002	440,000	—	—	240,000	—		5,196
President and	2001	425,000	—	—	24,000	661,430	(6)	4,204
Chief Executive Officer	2000	294,000	205,119	—	—	—		3,831
Michael L. Schwarz	2002	330,000	—	—	120,000	—		5,147
Executive Vice President	2001	320,000	64,000	—	19,000	390,595	(7)	4,420
and Chief Operating Officer	2000	236,000	182,683	—	—	—		3,831
Douglas E. Brout(8)	2002	215,000	110,348	—	80,000	—		5,196
Executive Vice President	2001	215,000	122,980	5,797 (9)	100,000	46,779	(10)	4,416
of Investments
Keith L. Downey(11)	2002	215,000	—	—	80,000	—		4,673
Executive Vice President of Construction and President of Summit Apartment Builders, Inc.
Randall M. Ell	2002	215,000	—	—	80,000	—		5,196
Executive Vice President of	2001	215,000	33,110	—	13,000	58,487	(12)	4,416
Property Operations and	2000	180,726	70,397	—	96,000	—		4,710
President of Summit Management Company
Gregg D. Adzema(13)	2002	200,000	—	—	80,000	—		5,196
Executive Vice President and	2001	175,000	30,420	—	50,000	39,775	(14)	4,416
Chief Financial Officer

(1)	Includes amounts deferred under Summit’s 401(k) plan. Under the plan, employees generally are permitted to invest up to 17% of their salary on a pre-tax basis, subject to a statutory maximum.

(2)	As of December 31, 2002, (a) Mr. LeBlanc held a total of 6,468 unvested shares of restricted stock valued at $115,130, (b) Mr. Schwarz held a total of 3,820 unvested shares of restricted stock valued at $67,996, (c) Mr. Brout held a total of 957 unvested shares of restricted stock valued at $17,035, (d) Mr. Downey held a total of 8,192 unvested shares of restricted stock valued at $145,818, (e) Mr. Ell held a total of 572 unvested shares of restricted stock valued at $10,182 and (f) Mr. Adzema held a total of 2,789 unvested shares of restricted stock valued at $49,644. The values as of December 31, 2002 set forth in this footnote 2 and the other footnotes in this Summary Compensation Table are based on a closing price of $17.80 per share of Summit’s common stock on such date.

(3)	Pursuant to performance stock award agreements dated January 2, 1998 (except with respect to Mr. LeBlanc, whose performance stock award agreement was dated July 2, 1998) issued under the 1994 Stock Plan (the “1998 Performance Stock Agreements”), each Executive Officer had the opportunity to earn up to 225% of a target number of performance shares of common stock based upon Summit’s average annual total return (share appreciation and distributions) from the date of the applicable 1998 Performance Stock Agreement to January 2, 2001. The amounts listed in the table above reflect the value of the actual number of performance shares received by each Executive Officer based on the closing price of $25.5625 per share of Summit’s common stock on January 2, 2001, the date of payout.

(4)	Amounts represent matching contributions made by Summit to the Executive Officer’s account under the Company’s 401(k) plan.

(5)	Pursuant to stock award agreements dated February 6, 2002 issued under the 1994 Stock Plan (the “2002 Stock Award Agreements”), each Executive Officer was awarded the opportunity to earn shares of common stock under the 1994 Stock Plan. The number of shares of common stock that the Executive Officer will be entitled to receive under the applicable 2002 Stock Award Agreement is based on the following schedule of dates and percentages: 15% on March 1, 2003; an additional 20% on each of March 1, 2004, 2005 and 2006; and the final 25% on March 1, 2007. The Executive Officer will receive the applicable number of shares on each date if he continues to be employed by Summit on such date. If the Executive Officer’s employment terminates for any reason other than death or disability, his right to receive the remaining unacquired shares will terminate. Upon the death or disability of the Executive Officer, or upon a “change of control” of Summit, the Executive Officer or his estate, as the case may be, will be entitled to immediately receive the remaining unacquired shares regardless of the schedule set forth above. Prior to the issuance of the shares to the Executive Officer on the relevant dates, the Executive Officer has no rights as a stockholder of Summit with respect to the shares, including the right to vote the shares and the right to receive dividends, and none of the unacquired shares are deemed outstanding. As of December 31, 2002, no shares had been issued pursuant to the 2002 Stock Award Agreements. Each Executive Officer was awarded the right to receive up to the aggregate number of shares of common stock listed below:

Executive Officer	Number of Shares

Steven R. LeBlanc	55,000
Michael L. Schwarz	27,500
Douglas E. Brout	16,000
Keith L. Downey	16,000
Randall M. Ell	16,000
Gregg D. Adzema	16,000

(6)	Mr. LeBlanc received 25,875 shares of common stock on January 2, 2001 under his 1998 Performance Stock Agreement. 19,407 of these shares vested prior to December 31, 2002 and the remaining 6,468 shares vested in January 2003 (the value of the unvested shares as of December 31, 2002 was $115,130). Dividends were paid on all such shares.

(7)	Mr. Schwarz received 15,280 shares of common stock on January 2, 2001 under his 1998 Performance Stock Agreement. 11,460 of these shares vested prior to December 31, 2002 and the remaining 3,820 shares vested in January 2003 (the value of the unvested shares as of December 31, 2002 was $67,996). Dividends were paid on all such shares.

(8)	Mr. Brout was promoted to an executive officer position with Summit on December 20, 2001.

(9)	Mr. Brout received 250 shares of restricted stock on January 17, 2001 under the 1994 Stock Plan which vest in three equal annual installments beginning on such date (the value of the unvested shares of such restricted stock as of December 31, 2002 was $1,477). Dividends are paid on all such shares of restricted stock.

(10)	Mr. Brout received 1,830 shares of common stock on January 2, 2001 under his 1998 Performance Stock Agreement. 1,373 of these shares vested prior to December 31, 2002 and the remaining 457 shares vested in January 2003 (the value of the unvested shares as of December 31, 2002 was $8,135). Dividends were paid on all such shares.

(11)	Mr. Downey was promoted to an executive officer position with Summit on February 6, 2002.

(12)	Mr. Ell received 2,288 shares of common stock on January 2, 2001 under his 1998 Performance Stock Agreement. 1,716 of these shares vested prior to December 31, 2002 and the remaining 572 shares vested in January 2003 (the value of the unvested shares as of December 31, 2002 was $10,182). Dividends were paid on all such shares.

(13)	Mr. Adzema was promoted to an executive officer position with Summit on December 20, 2001.

(14)	Mr. Adzema received 1,556 shares of common stock on January 2, 2001 under his 1998 Performance Stock Agreement. 1,167 of these shares vested prior to December 31, 2002 and the remaining 389 shares vested in January 2003 (the value of the unvested shares as of December 31, 2002 was $6,924). Dividends were paid on all such shares.

Option Grants Table. The following table sets forth the options granted with respect to the fiscal year ended December 31, 2002 to Summit’s Executive Officers.

Option Grants in Last Fiscal Year

	Individual Grants				Potential Realizable
					Value at Assumed
	Number of	Percent of			Annual Rates of Stock
	Securities	Total Options			Price Appreciation
	Underlying	Granted	Exercise or		For Option Term(1)
	Options	to Employees	Base Price	Expiration
Name	Granted(#)	in Fiscal Year	($/Sh)	Date	5% ($)	10% ($)

Steven R. LeBlanc	240,000(2)	33.10%	22.00	2/6/12	3,320,564	8,414,960
Michael L. Schwarz	120,000(3)	16.55%	22.00	2/6/12	1,660,282	4,207,480
Douglas E. Brout	80,000(4)	11.03%	22.00	2/6/12	1,106,855	2,804,987
Keith L. Downey	80,000(5)	11.03%	22.00	2/6/12	1,106,855	2,804,987
Randall M. Ell	80,000(4)	11.03%	22.00	2/6/12	1,106,855	2,804,987
Gregg D. Adzema	80,000(4)	11.03%	22.00	2/6/12	1,106,855	2,804,987

(1)	The options will only have value if they are exercised, and that value will depend entirely on the share price on the exercise date. Potential realizable values are based on assumed compound annual appreciation rates specified by the SEC. These increases in value are based on speculative assumptions and are not intended to forecast possible future appreciation, if any, of Summit’s stock price.

(2)	These options vest as follows: 36,000 shares vested on March 1, 2003; 48,000 shares vest on March 1, 2004; 48,000 shares vest on March 1, 2005; 48,000 shares vest on March 1, 2006; and 60,000 shares vest on March 1, 2007.

(3)	These options vest as follows: 18,000 shares vested on March 1, 2003; 24,000 shares vest on March 1, 2004; 24,000 shares vest on March 1, 2005; 24,000 shares vest on March 1, 2006; and 30,000 shares vest on March 1, 2007.

(4)	These options vest as follows: 12,000 shares vested on March 1, 2003; 16,000 shares vest on March 1, 2004; 16,000 shares vest on March 1, 2005; 16,000 shares vest on March 1, 2006; and 20,000 shares vest on March 1, 2007.

(5)	These options vest as follows: 12,000 shares vested on December 6, 2002; 16,000 shares vest on December 6, 2003; 16,000 shares vest on December 6, 2004; 16,000 shares vest on December 6, 2005; and 20,000 shares vest on December 6, 2006.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. The following table sets forth the aggregate number of options to purchase shares of common stock exercised in 2002 and the value of options to purchase shares of common stock held on December 31, 2002 by Summit’s Executive Officers.

Aggregated Option Exercises in Fiscal Year 2002 and

Fiscal Year-End 2002 Option Values

	Shares		Number of Securities	Value of Unexercised
	Acquired		Underlying Unexercised	In-the-Money Options
	on Exercise	Value	Options at Fiscal Year-End (#)	at Fiscal Year-End ($)(1)
Name	(#)	Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Steven R. LeBlanc	—	—	304,600/284,400	58,500/14,625
Michael L. Schwarz	30,000	20,100	103,600/155,400	46,800/11,700
Douglas E. Brout	—	—	42,400/142,400	3,120/3,120
Keith L. Downey	—	—	28,000/71,000	18,300/3,900
Randall M. Ell	—	—	69,200/127,800	8,320/2,080
Gregg D. Adzema	—	—	21,200/111,200	1,560/1,560

(1)	Based on a closing price of $17.80 per share of common stock on December 31, 2002.

Employment and Noncompetition Agreements

Summit has entered into employment agreements with the Executive Officers (collectively, the “Employment Agreements”). The Employment Agreement with Mr. LeBlanc has a term through July 1, 2004, with such Employment Agreement automatically extending thereafter for consecutive one-year terms unless otherwise terminated pursuant to the provisions thereof. The Employment Agreement with Mr. Schwarz had an original term through February 16, 1996 and, thereafter, automatically continues until otherwise terminated pursuant to the provisions thereof. The respective Employment Agreements with Messrs. Brout, Downey, Ell and Adzema continue until either party gives advance notice to the other terminating the employment relationship, which notice may be given without cause and for any or no reason.

Each Employment Agreement provides that the Executive Officer’s base salary will be reviewed on an annual basis and may be increased or decreased, subject to the limitation that the base salary of Mr. LeBlanc may not be decreased below $410,000. The Employment Agreements also provide that the Executive Officers will be paid such other amounts as the Compensation Committee, in its discretion, determines to award.

The Employment Agreements with Messrs. LeBlanc and Brout also provide for certain severance benefits. If Mr. LeBlanc’s employment is terminated either by Summit without “cause” or by Mr. LeBlanc for “cause” (each as defined in his Employment Agreement) during the original term or any extended term of his Employment Agreement, Mr. LeBlanc will be entitled to receive his base salary, as in effect on the date of termination, for the period ending on the later of July 1, 2004 or the first anniversary of the date of termination. Under such circumstances, Mr. LeBlanc also will be entitled to receive an amount equal to the bonus paid to him in the calendar year immediately preceding such termination of his employment with Summit. Upon the termination of Mr. LeBlanc’s employment by reason of death or disability, his estate or he, as the case may be, will be entitled to receive payments equal to (a) his base salary, as in effect on the date of termination, through the period ending on the later of July 1, 2004 or the first anniversary of the date of termination, plus (b) an amount equal to the bonus paid to him in the calendar year immediately preceding such termination, except that in the case of termination by reason of disability, the amount of such payments shall be offset by the proceeds of any disability plan awards provided by Summit. The Employment Agreement with Mr. LeBlanc provides that if his employment is terminated by Summit for “cause” or if he voluntarily terminates his employment other than for “cause” (each as defined in his Employment Agreement), no severance amount will be payable. If Mr. Brout’s employment is terminated by Summit without “cause,” Mr. Brout will be entitled to receive an amount equal to his monthly base salary multiplied by the number of years, or portions thereof, that Mr. Brout was employed by Summit prior to such termination.

The Employment Agreements with Messrs. Schwarz, Downey, Ell and Adzema do not provide for any severance amounts to be payable upon the termination of their employment with Summit. These Executive Officers and Messrs. LeBlanc and Brout have severance agreements with Summit that entitle them to severance benefits in certain circumstances as described below.

Each of the Executive Officers also entered into a noncompetition agreement with Summit, or an employment agreement that includes substantially the same terms as these noncompetition agreements (collectively, the “Noncompetition Agreements”). Subject to certain limited exceptions, the Noncompetition Agreements prohibit all of the Executive Officers from engaging in any businesses prior to their termination of employment, other than those of Summit, without the prior written consent of the President of Summit. The Noncompetition Agreements also prohibit the Executive Officers for a two-year period following the termination of their employment with Summit, from hiring certain key employees of Summit or participating in any efforts to persuade such employees to leave Summit and, for a one-year period following the termination of their employment with Summit, from engaging in any manner, directly or indirectly, in any business which engages or attempts to engage in the acquisition, development, construction, operation, management or leasing of any of Summit’s then existing communities or development or acquisition opportunities. Under the Noncompetition Agreements, such Executive Officers are prohibited from disclosing trade secrets and, for prescribed periods, other confidential information of Summit.

Severance Agreements

Summit entered into severance agreements (collectively, the “Severance Agreements”) with (a) Mr. LeBlanc on July 1, 1998, (b) Mr. Schwarz on April 2, 1997, (c) Mr. Ell on June 1, 2000 and (d) each of Messrs. Brout, Downey and Adzema on December 17, 2001. The Severance Agreements provide for the payment of severance benefits equal to three times such Executive Officer’s annual base salary and cash bonus in the event of the termination of such Executive Officer’s employment under certain circumstances following a “change in control” of Summit or a “combination transaction” involving a consolidation or merger. The benefits payable under the terms of the Severance Agreements are subject to reduction by the amount of any severance benefits payable under applicable Employment Agreements. In the event that any payment of severance benefits to an Executive Officer, pursuant to the terms of his Severance Agreement or otherwise (the “Severance Payments”), would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, or any interest or penalties with respect to such excise tax (collectively, the “Excise Tax”), the Severance Agreements provide for an additional payment such that the Executive Officer, after deduction of any Excise Tax on the Severance Payments and any federal, state and local income tax, employment tax and Excise Tax on such additional payment, will receive an amount equal to the Severance Payments.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of Summit’s Board of Directors currently consists of Ms. Riches and Messrs. Allwin, Fishkind, Hance and Schwab. None of these individuals has served as an officer or employee of Summit or any of its subsidiaries. Mr. Hance is Vice Chairman and Chief Financial Officer of Bank of America, a lending institution that has provided financing and related services to us on customary terms and conditions. Bank of America has provided us with credit enhancements on certain of our apartment communities financed with tax-exempt bonds and is a member of a group of banks that provides our $225 million unsecured credit facility. Bank of America’s commitment amount in connection with such credit facility is $40 million. During 2002, Bank of America invested approximately $600,000 of its $8.8 million commitment amount in certain historic tax credit ventures with us. Bank of America is also the counter party to a fixed-to-floating interest rate swap with a notional amount of $50 million that we entered into during 2002.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of common units for (a) the directors and the executive officers of Summit, (b) the directors (including Independent Directors) and executive officers of Summit as a group, and (c) each of our limited partners that we believe hold more than 5% beneficial interest in us. All such beneficial interest are owned directly, and the indicated person has sole voting and investment power. The information in the following table was provided by the unitholders listed and reflects their beneficial ownership known by us as of December 31, 2002. On that date, there were 30,980,526 common units outstanding.

	Number of	Percent of
	Common	All
Name and Business Address	Units Beneficially	Common
of Beneficial Owners*	Owned(1)	Units

Directors and Executive Officers
William B. McGuire, Jr.	620,313	2.0%
William F. Paulsen	596,045	1.9%
Steven R. LeBlanc	—	—
Michael L. Schwarz	—	—
Douglas E. Brout	—	—
Keith L. Downey	1,723	**
Randall M. Ell	—	—
Gregg D. Adzema	—	—
James M. Allwin	—	—
Henry H. Fishkind	—	—
James H. Hance, Jr.	—	—
Wendy P. Riches	—	—
Nelson Schwab III	—	—
All Directors and Executive Officers as a Group (13 persons)	1,218,081	3.9%
5% Holder
Summit Properties Inc.	27,436,060(1)	88.6%

*	The address for each of the beneficial owners listed above is: c/o Summit Properties Inc., 309 East Morehead Street, Suite 200, Charlotte, North Carolina 28202.

**	Less than one percent.

(1)	Includes 309,805 common units that represent Summit’s general partnership interest in the Operating Partnership and 27,126,255 common units that represent Summit’s limited partnership interest in the Operating Partnership.

Item 13.     Certain Relationships and Related Transactions

The Operating Partnership is managed by Summit, in its capacity as general partner of the Operating Partnership.

Certain Business Relationships and Transactions with Management

Relationships with Bank of America. As discussed above, Mr. Hance is Vice Chairman and Chief Financial Officer of Bank of America, a lending institution that has provided financing and related services to us on customary terms and conditions. Bank of America has provided us with credit enhancements on certain of our apartment communities financed with tax-exempt bonds and is a member of a group of banks that provides our $225 million unsecured credit facility. Bank of America’s commitment amount in connection with such credit facility is $40 million. During 2002, Bank of America invested approximately $600,000 of its $8.8 million commitment in certain historic tax credit ventures with us. Bank of America is also the counter party to a fixed-to-floating interest rate swap with a notional amount of $50 million entered into during 2002.

Property Management Fees. The Management Company provides onsite and asset management services to apartment communities held by partnerships in which affiliates of Messrs. McGuire and Paulsen are general partners. During 2002, the Management Company received management fees of $296,487 in the aggregate for the performance of such services. The fees charged by the Management Company to these partnerships were no less than the fees charged to other third-party recipients of such services.

Airplane Charter Fees. From time to time, Summit charters an airplane from SMT Aviation, which is 100% owned by Mr. Paulsen. During 2002, Summit paid fees of approximately $5,410 to SMT Aviation.

Employment Arrangements with Messrs. McGuire and Paulsen. Summit entered into an amended and restated employment agreement with Mr. McGuire on August 24, 2001 and with Mr. Paulsen on April 3, 2001, each of which expires on December 31, 2011. Each of the employment agreements provides that the annual base salary of each of Messrs. McGuire and Paulsen, effective as of January 1, 2002 and for the balance of the term of such agreement, will be $200,000 per year unless Mr. McGuire or Mr. Paulsen, respectively, ceases to be an employee member of the Board of Directors of Summit, in which case such annual base salary shall be reduced to $175,000. Messrs. McGuire and Paulsen also are entitled to participate in Summit’s employee stock option plans and employee benefit plans. During 2002, each of Messrs. McGuire and Paulsen were paid a base salary of $200,000. Summit granted each of Messrs. McGuire and Paulsen options to purchase 5,000 shares of common stock, at an exercise price of $22.34, which options vested on May 21, 2002, the date of grant, and expire on May 21, 2012.

The employment agreements with Messrs. McGuire and Paulsen also provide for certain severance benefits. If the employment of Mr. McGuire or Mr. Paulsen, respectively, is terminated by Summit or such employee for any or no reason prior to the expiration of the term of the agreement, Mr. McGuire or Mr. Paulsen will be entitled to receive his base salary for the remainder of the term of his agreement. In addition, all stock options and restricted stock held by Mr. McGuire or Mr. Paulsen, as the case may be, shall become fully vested upon such termination and, subject to the terms of the 1994 Stock Plan, all such stock options shall remain outstanding for the remainder of their original terms. Under such circumstances, any loan from Summit to Mr. McGuire or Mr. Paulsen, as the case may be, pursuant to Summit’s Employee Loan Program shall continue in place for the remainder of its term.

In addition, each of Messrs. McGuire and Paulsen has entered into a noncompetition agreement with Summit. Each noncompetition agreement contains substantially the same terms as the noncompetition agreements of the Executive Officers described above under Item 11, “Executive Compensation of Directors and Executive Officers–Employment and Noncompetition Agreements,” except that each of Messrs. McGuire and Paulsen is required to devote only a portion of his respective business time to Summit.

Loans to Officers and Employees

The Board of Directors of Summit, including the Compensation Committee thereof, believes that ownership of Summit’s common stock by executive officers and certain other qualified employees of Summit and its subsidiaries aligns the interests of such officers and employees with the interests of the stockholders of Summit. To further such goal of aligning the interests of such officers and employees with the interests of the stockholders of Summit, the Board of Directors on September 8, 1997 approved and Summit instituted a loan program. The Board of Directors has amended the terms of the loan program from time to time since its inception. Pursuant to the loan program, Summit has loaned amounts to or on behalf of certain of Summit’s executive officers and key employees (a “Loan”) for one or more of the following purposes: (i) to finance the purchase of common stock on the open market at then-current market prices; (ii) to finance an employee’s payment of the exercise price of one or more stock options to purchase shares of common stock granted to such employee under the 1994 Stock Plan; or (iii) to finance the annual tax liability or other expenses of an executive officer related to the vesting of shares of common stock which constitute a portion of a restricted stock award granted to such executive officer under the 1994 Stock Plan. As a result of recent legislation, Summit is no longer permitted to make loans to its executive officers and, therefore, new issuances to executive officers under the loan program have been terminated. Loans in existence on July 30, 2002 are grandfathered so long as there is no material modification to any term of those Loans, including any renewal.

Pursuant to the loan program, at no time could the maximum aggregate outstanding balance of Loans to an executive officer exceed $500,000 (unless such limit was otherwise waived by the Board of Directors or the Compensation Committee), and at no time could the maximum aggregate outstanding balance of Loans to a qualified employee exceed $200,000 (unless similarly waived). The Board of Directors has chosen to increase such limit for certain individuals. Prior to the termination of the program for executive officers, the limits were $500,000 for Mr. McGuire, $1,000,000 for Mr. Paulsen, $5,650,000 for Mr. LeBlanc, $3,050,000 for Mr. Schwarz, $1,650,000 for Messrs. Brout, Downey and Ell, and $1,150,000 for Mr. Adzema. Prior to such termination, Loans had been extended to Messrs. McGuire and Paulsen and each of Summit’s executive officers for the purpose of financing the purchase of common stock or the payment of the annual tax liability related to the vesting of shares of common stock which constitute a portion of a restricted stock award.

Pursuant to the loan program, the relevant executive officer or employee has executed a Promissory Note and Security Agreement (“Note”) related to each Loan made by Summit. Each Note bears interest at a rate established on the date of the Note. In all cases, the interest rate is fixed and the Note becomes due and payable in full no later than the tenth anniversary of the Note (the “Maturity Date”). The shares of common stock, which are the subject of a Loan, serve as collateral (the “Collateral Stock”) for the Note and will not be released to the relevant executive officer or employee until such time as the Note has been paid in full. In the past, shares of the Collateral Stock were released, from time to time, by Summit to the relevant executive officer or employee to the extent that the fair market value of the remaining shares exceeded the outstanding principal balance by a certain percentage determined by the Board of Directors.

Until the Maturity Date, the executive officer or employee to whom a Loan has been extended will only be required to repay such Loan through the application to the outstanding Loan balance of all dividends and distributions related to the Collateral Stock, first to interest, and the remainder, if any, to outstanding principal. All of the outstanding Loans extended by Summit are full recourse against the applicable executive officer or employee. If the market price of Summit’s common stock falls materially below the price at which the shares of stock were purchased, the proceeds of the sale may not be sufficient to repay the Loan. However, since the Loans are full recourse, we have the right to collect any additional amount owed directly from the executive officer or employee to the extent such executive officer or employee is able to pay such amount.

Generally, the outstanding principal balance of a Loan becomes due and payable, among other circumstances, within 120 days after termination of the employment with Summit of the executive officer or employee to whom such Loan has been extended. However, as discussed above, the employment agreements with Messrs. McGuire and Paulsen provide that any Loan from Summit to Mr. McGuire or Mr. Paulsen, as the case may be, shall continue in place for the remainder of its term in the event of any such termination. In addition, Loans from Summit to each of Mr. LeBlanc and Mr. Schwarz in the aggregate original principal amounts of $1,961,065 and $927,310, respectively, shall continue in place for their terms if such executive officer’s employment is terminated by Summit without “cause” or following a “change in control” of Summit. As of December 31, 2002, the aggregate outstanding principal balance of such Loans was $1,690,655 for Mr. LeBlanc, with respect to which 68,663 shares of common stock serve as collateral, and $817,026 for Mr. Schwarz, with respect to which 32,914 shares of Common Stock serve as collateral.

From the inception of the loan program through December 31, 2002, Summit extended Loans totaling approximately $25,319,933 to its executive officers and employees, including Loans with the aggregate original principal amounts of $499,814 to Mr. McGuire, $999,995 to Mr. Paulsen, $5,611,000 to Mr. LeBlanc, $2,976,840 to Mr. Schwarz, $1,664,855 to Mr. Brout, $1,664,849 to Mr. Downey, $1,664,586 to Mr. Ell, and $1,166,999 to Mr. Adzema. At no time did the aggregate outstanding balances of these Loans exceed the individual loan maximums set forth above.

•	Loans to Messrs. McGuire and Paulsen in the original principal amounts of $499,814 and $999,995, respectively, bear interest at 6.21% per year (made in January 2000). As of December 31, 2002, the principal amount outstanding was $449,108 and $898,547 with respect to which 26,280 and 52,579 shares of common stock serve as collateral, respectively.

•	Loans to Mr. LeBlanc in the original principal amount of (i) $960,578 bear interest at 5.57% per year (made in August 1998), (ii) $1,000,487 bear interest at 4.71% per year (made in February 1999), (iii) $999,995 bear interest at 6.21% per year (made in January 2000), and (iv) $2,649,940 bear interest at 4.65% per year (made in April 2002). As of December 31, 2002, the aggregate principal amount outstanding was $5,218,452 with respect to which 235,404 shares of common stock serve as collateral.

•	Loans to Mr. Schwarz in the original principal amount of (i) $404,044 bear interest at 6.13% per year (made in January 1998), (ii) $55,838 bear interest at 5.68% per year (made in July 1998), (iii) $17,425 bear interest at 5.56% per year (made in August 1998), (iv) $450,004 bear interest at 4.71% per year (made in February 1999), (v) $499,969 bear interest at 6.21% per year (made in January 2000), (vi) $57,750 bear interest at 6.40% per year (made in May 2000), (vii) $99,973 bear interest at 6.33% per year (made in August 2000), (viii) $91,843 bear interest at 6.01% per year (made in November 2000), and (ix) $1,299,994 bear interest at 4.65% per year (made in April 2002). As of December 31, 2002, the aggregate principal amount outstanding was $2,797,711 with respect to which 125,905 shares of common stock serve as collateral.

•	Loans to Mr. Brout in the original principal amount of (i) $90,000 bear interest at 5.27% per year (made in July 1999), (ii) $750,011 bear interest at 6.21% per year (made in January 2000), (iii) $125,032 bear interest at 5.07% per year (made in February 2001), and (iv) $699,812 bear interest at 4.74% per year (made in June 2002). As of December 31, 2002, the aggregate principal amount outstanding was $1,559,338 with respect to which 77,868 shares of common stock serve as collateral.

•	Loans to Mr. Downey in the original principal amount of (i) $90,000 bear interest at 4.64% (made in January 1999), (ii) $15,000 bear interest at 5.27% (made in July 1999), (iii) $750,011 bear interest at 6.21% (made in January 2000), (iv) $109,843 bear interest at 6.01% (made in November 2000), and (v) $699,995 bear interest at 4.65% (made in April 2002). As of December 31, 2002, the aggregate principal amount outstanding was $1,554,994 with respect to which 77,537 shares of common stock serve as collateral.

•	Loans to Mr. Ell in the original principal amount of (i) $50,000 bear interest at 5.98% per year (made in April 1998), (ii) $50,000 bear interest at 4.64% per year (made in January 1999), (iii) $8,000 bear interest at 6.30% per year (made in January 2000), (iv) $125,354 bear interest at 6.21% per year (made in January 2000), (v) $125,045 bear interest at 6.40% per year (made in May 2000), (vi) $499,160 bear interest at 6.01% per year (made in November 2000), (vii) $107,032 bear interest at 5.07% per year (made in February 2001), and (viii) $699,995 bear interest at 4.65% (made in April 2002). As of December 31, 2002, the aggregate principal amount outstanding was $1,595,654 with respect to which 71,650 shares of common stock serve as collateral.

•	Loans to Mr. Adzema in the original principal amount of (i) $85,000 bear interest at 5.68% (made in July 1998), (ii) $21,000 bear interest at 5.27% (made in July 1999), (iii) $250,004 bear interest at 6.21% (made in January 2000), (iv) $111,000 bear interest at 5.07% (made in February 2001), and (v) $699,995 bear interest at 4.65% per year (made in April 2002). As of December 31, 2002, the aggregate principal amount outstanding was $1,109,379 with respect to which 51,323 shares of common stock serve as collateral.

Item 14.     Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including Summit’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, Summit’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed and summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the rules regarding disclosure controls and procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls.

None

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Financial Statement Schedule

The consolidated financial statements are listed in the Index to Financial Statements on page 63 of this Report.

(b) Reports on Form 8-K

On October 3, 2002, we filed a Current Report on Form 8-K dated September 27, 2002, in connection with an amendment to our Amended and Restated Credit Agreement.

(c) Exhibits

As noted below, certain of the exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Company and are incorporated by reference herein.

Exhibit
No.	Description

3.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of May 23, 2000 (Incorporated by reference to Exhibit 3.1 to the Operating Partnership’s Current Report on Form 8-K filed on May 30, 2000, File No. 000-22411).
3.2	Assignment and Assumption agreement, dated as of March 27, 2002, by and between the Operating Partnership and Summit (Incorporated by reference to Exhibit 3.2 to the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 000-22411).
4.1.1	Indenture dated as of August 7, 1997 between the Operating Partnership and First Union National Bank, relating to the Operating Partnership’s Senior Debt Securities (Incorporated by reference to Exhibit 4.1 to the Operating Partnership’s Current Report on Form 8-K filed on August 11, 1997, File No. 000-22411).
4.1.2	Supplemental Indenture No. 1, dated as of August 12, 1997, between the Operating Partnership and First Union National Bank (Incorporated by reference to Exhibit 4.1 to the Operating Partnership’s Amended Current Report on Form 8-K/A-1 filed on August 18, 1997, File No. 000-22411).
4.1.3	Supplemental Indenture No. 2, dated as of December 17, 1997, between the Operating Partnership and First Union National Bank (Incorporated by reference to Exhibit 4.1 to the Operating Partnership’s Amended Current Report on Form 8-K/A-1 filed on December 17, 1997, File No. 000-22411).
4.1.4	Supplemental Indenture No. 3, dated as of May 29, 1998, between the Operating Partnership and First Union National Bank (Incorporated by reference to Exhibit 4.2 to the Operating Partnership’s Current Report on Form 8-K filed on June 2, 1998, File No. 000-22411).
4.1.5	Supplemental Indenture No. 4, dated as of April 20, 2000, between the Operating Partnership and First Union National Bank, including a form of Floating Rate Medium-Term Note and a form of Fixed Rate Medium-Term Note (Incorporated by reference to Exhibit 4.2 to the Operating Partnership’s Current Report on Form 8-K filed on April 28, 2000, File No. 000-22411).
4.2.1	The Operating Partnership’s 6.95% Note due 2004, dated August 12, 1997 (Incorporated by reference to Exhibit 4.3 to the Operating Partnership’s Amended Current Report on Form 8-K/A-1 filed on August 18, 1997, File No. 000-22411).

Exhibit
No.	Description

4.2.2	The Operating Partnership’s 7.20% Note due 2007, dated August 12, 1997 (Incorporated by reference to Exhibit 4.4 to the Operating Partnership’s Amended Current Report on Form 8-K/A-1 filed on August 18, 1997, File No. 000-22411).
4.2.3	The Operating Partnership’s 6.63% Note due 2003, dated December 17, 1997 (Incorporated by reference to Exhibit 4.2 to the Operating Partnership’s Amended Current Report on Form 8-K/A-1 filed on December 17, 1997, File No. 000-22411).
4.2.4	7.59% Medium-Term Note due 2009 in the principal amount of $25,000,000 issued by the Operating Partnership on March 18, 1999 (Incorporated by reference to Exhibit 4.1 to the Operating Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, File No. 000-22411).
4.2.5	8.50% Medium-Term Note due 2010 in the principal amount of $10,000,000 issued by the Operating Partnership on July 19, 2000 (Incorporated by reference to Exhibit 10.2 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, File No. 001-12792).
4.2.6	7.87% Medium-Term Note due 2003 in the principal amount of $17,000,000 issued by the Operating Partnership on October 20, 2000 (Incorporated by reference to Exhibit 4.2.8 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 001-12792).
4.2.7	8.037% Medium-Term Note due 2005 in the principal amount of $25,000,000 issued by the Operating Partnership on November 17, 2000 (Incorporated by reference to Exhibit 4.2.9 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 001-12792).
4.2.8	7.04% Medium-Term Note due 2006 in the principal amount of $25,000,000 issued by the Operating Partnership on May 9, 2001 (Incorporated by reference to Exhibit 10.2 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, File No. 001-12792).
4.2.9	7.703% Medium-Term Note due 2011 in the principal amount of $35,000,000 issued by the Operating Partnership on May 9, 2001 (Incorporated by reference to Exhibit 10.3 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, File No. 001-12792).
10.1.1	Articles of Incorporation of Summit (Incorporated by reference to Exhibit 3.1 to Summit’s Registration Statement on Form S-11, Registration no. 33-90706).
10.1.2	Articles Supplementary to the Articles of Amendment and Restatement of Summit Properties Inc. designating 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock of Summit dated April 29, 1999 (Incorporated by reference to Exhibit 3.1 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, File No. 001-12792).
10.1.3	Articles Supplementary to the Articles of Amendment and Restatement of Summit Properties Inc. designating 8.75% Series C Cumulative Redeemable Perpetual Preferred Stock of Summit dated September 3, 1999 (Incorporated by reference to Exhibit 99.1 to the Operating Partnership’s Current Report on Form 8-K filed on September 17, 1999, File No. 000-22411).
10.1.4	Bylaws of Summit (Incorporated by reference to Exhibit 3.2 to Summit’s Registration Statement on Form S-11, Registration No. 33-90706).
10.1.5	First Amendment to Bylaws of Summit (Incorporated by reference to Exhibit 3.2 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, File No. 001-12792).
10.1.6	Second Amendment to Bylaws of Summit (Incorporated by reference to Exhibit 3.3 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, File No. 001-12792).
10.2.1	Articles of Incorporation of Summit Management Company (Incorporated by reference to Exhibit 10.2 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-12792).

Exhibit
No.	Description

10.2.2	Bylaws of Summit Management Company (Incorporated by reference to Exhibit 10.3 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-12792).
10.3	Shareholder Rights Agreement, dated as of December 14, 1998, between Summit and First Union National Bank, as Rights Agent (Incorporated by reference to Exhibit 4.1 to Summit’s Registration Statement on Form 8-A, filed on December 16, 1998).
10.4	Summit’s 1994 Stock Option and Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 4.5 to Summit’s Registration Statement on Form S-8, Registration No. 333-79897).
10.5.1	Summit’s 1996 Non-Qualified Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.5 to Summit’s Registration Statement on Form S-8, Registration No. 333-00078).
10.5.2	First Amendment to Summit’s 1996 Non-Qualified Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.5.2 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-12792).
10.5.3	Second Amendment to Summit’s 1996 Non-Qualified Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.5.3 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-12792).
10.5.4	Third Amendment to Summit’s 1996 Non-Qualified Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.5.4 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-12792).
10.6	Indemnification Agreements, dated as of various dates, by and among Summit, the Operating Partnership, and each director and each of the following executive officers of Summit: Steven R. LeBlanc, Michael L. Schwarz, Randall M. Ell, Gregg D. Adzema, Douglas E. Brout and Keith L. Downey (Incorporated by reference to Exhibit 10.3 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, File No. 001-12792).
10.7.1	Employment Agreement dated February 15, 1999, by and among William F. Paulsen, Summit and Summit Management Company, as restated on April 3, 2001 (Incorporated by reference to Exhibit 10.1 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, File No. 000-12792).
10.7.2	Employment Agreement, dated February 15, 1999, by and among William B. McGuire, Jr., Summit and Summit Management Company, as restated on August 24, 2001 (Incorporated by reference to Exhibit 10.1 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-12792).
10.7.3	Employment Agreement between Summit and Michael L. Schwarz (Incorporated by reference to Exhibit 10.7.10 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.7.4	Employment Agreement between Summit and Steven R. LeBlanc (Incorporated by reference to Exhibit 10.7.4 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 001-12792).
10.7.5	Employment Agreement between Summit Management Company and Randall M. Ell (Incorporated by reference to Exhibit 10.2 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, File No. 001-12792).
10.7.6	Employment Agreement between Summit Management Company and Gregg D. Adzema (Incorporated by reference to Exhibit 10.7.7 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-12792).
10.7.7	Employment Agreement between Summit Management Company and Douglas E. Brout (Incorporated by reference to Exhibit 10.7.8 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-12792).
10.7.8	Addendum to Employment Agreement between Summit Management Company and Douglas E. Brout (Incorporated by reference to Exhibit 10.8.8 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 000-12792).

Exhibit
No.	Description

10.7.9	Employment Agreement, dated February 24, 1994, by and among Keith L. Downey, Summit and Summit Management Company (Incorporated by reference to Exhibit 10.1 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 001-12792).
10.8.1	Noncompetition Agreement between Summit and William F. Paulsen (Incorporated by reference to Exhibit 10.5 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, File No. 001-12792).
10.8.2	Noncompetition Agreement between Summit and William B. McGuire, Jr. (Incorporated by reference to Exhibit 10.7 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, File No. 001-12792).
10.8.3	Noncompetition Agreement between Summit and Michael L. Schwarz (Incorporated by reference to Exhibit 10.8.10 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.8.4	Noncompetition Agreement between Summit and Steven R. LeBlanc (Incorporated by reference to Exhibit 10.8.11 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-12792).
10.8.5	Noncompetition Agreement by and among Summit, Summit Management Company and Randall M. Ell (Incorporated by reference to Exhibit 10.4 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, File No. 001-12792).
10.9.1	Executive Severance Agreement between Summit and Michael L. Schwarz (Incorporated by reference to Exhibit 10.9.3 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.9.2	Executive Severance Agreement between Summit and Steven R. LeBlanc (Incorporated by reference to Exhibit 10.9.6 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-12792).
10.9.3	Executive Severance Agreement between Summit and Randall M. Ell (Incorporated by reference to Exhibit 10.3 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, File No. 001-12792).
10.9.4	Amended Executive Severance Agreement between Summit and Gregg D. Adzema (Incorporated by reference to Exhibit 10.9.4 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-12792).
10.9.5	Amended Executive Severance Agreement between Summit and Douglas E. Brout (Incorporated by reference to Exhibit 10.9.5 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-12792).
10.9.6	Executive Severance Agreement, dated December 17, 2001, by and between Summit and Keith L. Downey (Incorporated by reference to Exhibit 10.2 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 001-12792).
10.10.1	Form of Promissory Note and Security Agreement between Summit and the employees named in the Schedule thereto (Incorporated by reference to Exhibit 10.14.3 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.10.2	Promissory Note and Security Agreement, dated January 31, 2000, evidencing a loan of $499,814 to William B. McGuire, Jr. for the purpose of purchasing shares of common stock of Summit (Incorporated by reference to Exhibit 10.1 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, File No. 001-12792).
10.10.3	Promissory Note and Security Agreement, dated January 31, 2000, evidencing a loan of $999,995 to William F. Paulsen for the purpose of purchasing shares of common stock of Summit (Incorporated by reference to Exhibit 10.2 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, File No. 001-12792).

Exhibit
No.	Description

10.10.4	Promissory Note and Security Agreement, dated August 5, 1998, evidencing a loan of $960,578 to Steven R. LeBlanc for the purpose of purchasing shares of common stock of Summit (Incorporated by reference to Exhibit 10.12.4 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-12792).
10.10.5	Promissory Note and Security Agreement, dated February 2, 1999, evidencing a loan of $1,000,487 to Steven R. LeBlanc for the purpose of purchasing shares of common stock of Summit (Incorporated by reference to Exhibit 10.12.10 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-12792).
10.10.6	Promissory Note and Security Agreement, dated January 31, 2000, evidencing a loan of $999,995 to Steven R. LeBlanc for the purpose of purchasing shares of common stock of Summit (Incorporated by reference to Exhibit 10.3 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, File No. 001-12792).
10.10.7	Promissory Note and Security Agreement, dated April 30, 2002, evidencing a loan of $2,649,940 to Steven R. LeBlanc for the purpose of purchasing shares of common stock of Summit (Incorporated by reference to Exhibit 10.3 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).
10.10.8	Promissory Note and Security Agreement, dated January 28, 1998, evidencing a loan of $42,258 to Michael L. Schwarz for the purpose of paying tax liability associated with a restricted stock award (Incorporated by reference to Exhibit 10.14.1 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.10.9	Promissory Note and Security Agreement, dated January 30, 1998, evidencing a loan of $361,785 to Michael L. Schwarz for the purpose of purchasing shares of common stock of Summit (Incorporated by reference to Exhibit 10.3 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, File No. 001-12792).
10.10.10	Promissory Notes and Security Agreements, dated various dates from July 29, 1998 to May 1, 2000, evidencing loans in the aggregate amount of $131,013 to Michael L. Schwarz (Incorporated by reference to Exhibit 10.11.9 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 001-12792).
10.10.11	Promissory Note and Security Agreement, dated February 2, 1999, evidencing a loan of $450,004 to Michael L. Schwarz for the purpose of purchasing shares of common stock of Summit (Incorporated by reference to Exhibit 10.12.11 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-12792).
10.10.12	Promissory Note and Security Agreement, dated January 31, 2000, evidencing a loan of $499,969 to Michael L. Schwarz for the purpose of purchasing shares of common stock of Summit (Incorporated by reference to Exhibit 10.4 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, File No. 001-12792).
10.10.13	Promissory Note and Security Agreement, dated August 1, 2000, evidencing a loan of $99,973 to Michael L. Schwarz for the purpose of purchasing shares of common stock of Summit (Incorporated by reference to Exhibit 10.3 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, File No. 001-12792).
10.10.14	Promissory Note and Security Agreement, dated November 7, 2000, evidencing a loan of $91,843 to Michael L. Schwarz for the purpose of purchasing shares of common stock of Summit (Incorporated by reference to Exhibit 10.11.13 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 001-12792).
10.10.15	Promissory Note and Security Agreement, dated April 30, 2002, evidencing a loan of $1,299,994 to Michael L. Schwarz for the purpose of purchasing shares of common stock of Summit (Incorporated by reference to Exhibit 10.1 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).

Exhibit
No.	Description

10.10.16	Promissory Notes and Security Agreements, dated various dates from April 1, 1998 through May 17, 2000, evidencing loans in the aggregate amount of $358,399 to Randall M. Ell for the purpose of purchasing shares of common stock of Summit (Incorporated by reference to Exhibit 10.6 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, File No. 001-12792).
10.10.17	Promissory Note and Security Agreement, dated November 7, 2000, evidencing a loan of $499,160 to Randall M. Ell for the purpose of purchasing shares of common stock of Summit (Incorporated by reference to Exhibit 10.11.16 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 001-12792).
10.10.18	Promissory Note and Security Agreement, dated February 6, 2001, evidencing a loan of $107,032 to Randall M. Ell for the purpose of purchasing shares of common stock of Summit (Incorporated by reference to Exhibit 10.1 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, File No. 001-12792).
10.10.19	Promissory Note and Security Agreement, dated April 30, 2002, evidencing a loan of $699,995 to Randall M. Ell for the purpose of purchasing shares of common stock of Summit (Incorporated by reference to Exhibit 10.5 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).
10.10.20	Promissory Notes and Security Agreements, dated various dates from July 1998 to February 2001, evidencing loans in the aggregate amount of $476,004 to Gregg D. Adzema for the purpose of purchasing shares of common stock of Summit (Incorporated by reference to Exhibit 10.11.18 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-12792).
10.10.21	Promissory Note and Security Agreement, dated April 30, 2002, evidencing a loan of $699,995 to Gregg D. Adzema for the purpose of purchasing shares of common stock of Summit (Incorporated by reference to Exhibit 10.2 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).
10.10.22	Promissory Notes and Security Agreements, dated various dates from July 1999 to February 2001, evidencing loans in the aggregate amount of $965,043 to Douglas E. Brout for the purpose of purchasing shares of common stock of Summit (Incorporated by reference to Exhibit 10.11.19 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-12792).
10.10.23	Promissory Note and Security Agreement, dated June 12, 2002, evidencing a loan of $699,995 to Douglas E. Brout for the purpose of purchasing shares of common stock of Summit (Incorporated by reference to Exhibit 10.6 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).
10.10.24	Promissory Notes and Security Agreements, dated various dates from January 4, 1999 to November 7, 2000, evidencing loans in the aggregate amount of $964,854 to Keith L. Downey (Incorporated by reference to Exhibit 10.3 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 001-12792).
10.10.25	Promissory Note and Security Agreement, dated April 30, 2002, evidencing a loan in the amount of $699,995 to Keith L. Downey for the purpose of purchasing shares of common stock of Summit (Incorporated by reference to Exhibit 10.4 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).
10.10.26	Amendment, dated December 29, 2000, to each of the Promissory Notes and Security Agreements dated prior to January 4, 2000 executed by William B. McGuire, Jr., William F. Paulsen and the executive officers of Summit (Incorporated by reference to Exhibit 10.11.17 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 001-12792).

Exhibit
No.	Description

10.10.27	Second Amendment to Promissory Note and Security Agreement, dated May 16, 2002, by and between Summit and Steven R. LeBlanc related to the Promissory Note and Security Agreement dated August 5, 1998 (Incorporated by reference to Exhibit 10.13 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).
10.10.28	Second Amendment to Promissory Note and Security Agreement, dated May 16, 2002, by and between Summit and Steven R. LeBlanc related to the Promissory Note and Security Agreement dated February 2, 1999 (Incorporated by reference to Exhibit 10.14 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).
10.10.29	Second Amendment to Promissory Note and Security Agreement, dated May 16, 2002, by and between Summit and Michael L. Schwarz related to the Promissory Note and Security Agreement dated August 6, 1998 (Incorporated by reference to Exhibit 10.8 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).
10.10.30	Second Amendment to Promissory Note and Security Agreement, dated May 16, 2002, by and between Summit and Michael L. Schwarz related to the Promissory Note and Security Agreement dated February 2, 1999 (Incorporated by reference to Exhibit 10.9 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).
10.10.31	Second Amendment to Promissory Note and Security Agreement, dated May 16, 2002, by and between Summit and Michael L. Schwarz related to the Promissory Note and Security Agreement dated January 28, 1998 (Incorporated by reference to Exhibit 10.10 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).
10.10.32	Second Amendment to Promissory Note and Security Agreement, dated May 16, 2002, by and between Summit and Michael L. Schwarz related to the Promissory Note and Security Agreement dated January 30, 1998 (Incorporated by reference to Exhibit 10.11 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).
10.10.33	Second Amendment to Promissory Note and Security Agreement, dated May 16, 2002, by and between Summit and Michael L. Schwarz related to the Promissory Note and Security Agreement dated July 29, 1998 (Incorporated by reference to Exhibit 10.12 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).
10.11.1	Registration Rights Agreement, dated October 12, 1994, between Summit and PK Partners, L.P. (Incorporated by reference to Exhibit 10.15.1 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.11.2	Registration Rights Agreement, dated February 8, 1994, by and among Summit and the Continuing Investors named therein (Incorporated by reference to Exhibit 10.13.2 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-12792).
10.11.3	Registration Rights Agreement, dated December 11, 1995, between Summit and Bissell Ballantyne, LLC (Incorporated by reference to Exhibit 10.2 to Summit’s Registration Statement on Form S-3, Registration No. 333-24669).
10.11.4	Registration Rights Agreement, dated January 10, 1996, by and among Summit, Joseph H. Call and Gary S. Cangelosi (Incorporated by reference to Exhibit 10.2 to Summit’s Registration Statement on Form S-3, Registration No. 333-24669).

Exhibit
No.	Description

10.11.5	Registration Rights Agreement, dated February 20, 1997, by and among Summit, The Northwestern Mutual Life Insurance Company, J. Ronald Terwilliger, J. Ronald Terwilliger Grantor Trust, Crow Residential Realty Investors, L.P., Douglas A. Hoeksema, Randy J. Pace, Clifford A. Breining, TCF Residential Partnership, Ltd. and Trammell S. Crow (Incorporated by reference to Exhibit 10.2 to Summit’s Registration Statement on Form S-3, Registration No. 333-24669).
10.11.6	Registration Rights Agreement, dated May 16, 1995, by and among Summit and the individuals named therein executed in connection with the Crosland Acquisition (Incorporated by reference to Exhibit 10.15.6 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
10.11.7	Registration Rights and Lock-up Agreement, dated October 31, 1998, by and among Summit, the Operating Partnership, and the holders named therein executed in connection with the Ewing Acquisition (Incorporated by reference to Exhibit 99.1 to Summit’s Registration Statement on Form S-3, Registration No. 333-93923).
10.11.8	Registration Rights and Lock-up Agreement, dated as of March 6, 1998, by and between Summit and St. Clair Associates, L.P. (Incorporated by reference to Exhibit 99.1 to Summit’s Registration Statement on Form S-3, Registration No. 333-75704).
10.11.9	Registration Rights and Lock-up Agreement, dated as of August 1, 2000, by and among Summit, Worthing Investors, LLC and Worthing Shiloh Investors, LLC (Incorporated by reference to Exhibit 99.2 to Summit’s Registration Statement on Form S-3, Registration No. 333-75704).
10.12.1	Amended and Restated Credit Agreement, dated as of September 26, 2000, by and among the Operating Partnership, Summit, the Banks listed therein, and First Union National Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, File No. 001-12792).
10.12.2	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of July 6, 2001, by and among the Operating Partnership, Summit and the lenders named therein (Incorporated by reference to Exhibit 10.4 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, File No. 001-12792).
10.12.3	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of September 27, 2002, by and among the Operating Partnership, Summit and the lenders named therein (Incorporated by reference to Exhibit 10.3 to the Operating Partnership’s Current Report on Form 8-K filed October 3, 2002, File No. 000-22411).
10.13.1	Distribution Agreement, dated as of April 20, 2000, by and among the Operating Partnership, Summit and the Agents listed therein (Incorporated by reference to the Operating Partnership’s Current Report on Form 8-K filed on April 28, 2000, File No. 000-22411).
10.13.2	First Amendment to Distribution Agreement, dated as of May 8, 2001, by and among the Operating Partnership, Summit and the agents named therein (Incorporated by reference to Exhibit 10.2 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, File No. 001-12792).
10.14	Swap Transaction, dated June 17, 2002, between the Operating Partnership and Bank of America, N.A. (Incorporated by reference to Exhibit 10.7 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).
12.1	Statement Regarding Calculation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2002, 2001, 2000, 1999 and 1998 (filed herewith).
21.1	Subsidiaries of the Operating Partnership (filed herewith).
23.1	Consent of Deloitte & Touche LLP (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Summit Properties Partnership, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Charlotte, North Carolina on March 19, 2003.

SUMMIT PROPERTIES PARTNERSHIP, L.P.
By: Summit Properties Inc., as General Partner

/s/ STEVEN R. LEBLANC

Steven R. LeBlanc
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

Signatures	Title	Date

/s/ WILLIAM B. MCGUIRE, JR. William B. McGuire, Jr.	Co-Chairman of the Board of Directors	March 19, 2003
/s/ WILLIAM F. PAULSEN William F. Paulsen	Co-Chairman of the Board of Directors	March 19, 2003
/s/ STEVEN R. LEBLANC Steven R. LeBlanc	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2003
/s/ GREGG D. ADZEMA Gregg D. Adzema	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 19, 2003
/s/ HENRY H. FISHKIND Henry H. Fishkind	Director	March 19, 2003
/s/ HENRY H. FISHKIND Henry H. Fishkind	Director	March 19, 2003
/s/ JAMES H. HANCE, JR James H. Hance, Jr	Director	March 19, 2003
/s/ NELSON SCHWAB, III Nelson Schwab, III	Director	March 19, 2003
/s/ JAMES M. ALLWIN James M. Allwin	Director	March 19, 2003
/s/ WENDY RICHES Wendy Riches	Director	March 19, 2003

CERTIFICATIONS

I, Steven R. LeBlanc, President and Chief Executive Officer of Summit Properties Inc., General Partner of Summit Properties Partnership, L.P., certify that:

1. I have reviewed this annual report on Form 10-K of Summit Properties Partnership, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/ STEVEN R. LEBLANC

Steven R. LeBlanc
President and
Chief Executive Officer

CERTIFICATIONS

I, Gregg D. Adzema, Executive Vice President and Chief Financial Officer of Summit Properties Inc., General Partner of Summit Properties Partnership, L.P., certify that:

1. I have reviewed this annual report on Form 10-K of Summit Properties Partnership, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/ GREGG D. ADZEMA

Gregg D. Adzema
Executive Vice President and
Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

The following financial statements required to be included in Item 15(a)(1) are listed below:

Summit Properties Partnership, L.P.

Page

Independent Auditors’ Report	64
Consolidated Balance Sheets as of December 31, 2002 and 2001	65
Consolidated Statements of Earnings for the Years Ended December 31, 2002, 2001 and 2000	66
Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2002, 2001 and 2000	67
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	68
Notes to Consolidated Financial Statements	69
The following financial statement schedule of supplementary data of Summit Properties Partnership, L.P. required to be included in Item 15(a)(2) is listed below:
Schedule III — Real Estate and Accumulated Depreciation	90

All other schedules are omitted because they are not applicable or not required.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Unitholders of

Summit Properties Partnership, L.P.

We have audited the accompanying consolidated balance sheets of Summit Properties Partnership, L.P. (the “Operating Partnership”) as of December 31, 2002 and 2001, and the related consolidated statements of earnings, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audit for the year ended December 31, 2002 also included the financial statement schedule listed in the Index to Financial Statements at Item 15. These financial statements and financial statement schedule are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Operating Partnership adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002.

DELOITTE & TOUCHE LLP

Charlotte, North Carolina

January 30, 2003, except for the eleventh paragraph of Note 7 and Note 16, as to which the date is March 5, 2003

SUMMIT PROPERTIES PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except unit amounts)

	December 31,	December 31,
	2002	2001

ASSETS
Real estate assets:
Land and land improvements	$191,456	$156,748
Buildings and improvements	980,263	883,373
Furniture, fixtures and equipment	75,797	66,250

Real estate assets before accumulated depreciation	1,247,516	1,106,371
Less: accumulated depreciation	(158,158)	(128,539)

Net operating real estate assets	1,089,358	977,832
Net real estate assets — held for sale	14,914	133,256
Construction in progress	139,263	137,474

Net real estate assets	1,243,535	1,248,562
Cash and cash equivalents	2,353	1,814
Restricted cash	62,933	21,046
Investments in Summit Management Company and real estate joint ventures	5,355	3,159
Deferred financing costs, net	6,008	6,925
Other assets	17,785	14,939
Other assets — held for sale	55	1,491

Total assets	$1,338,024	$1,297,936

LIABILITIES AND PARTNERS’ EQUITY
Liabilities:
Notes payable	$702,456	$694,334
Note payable — assets held for sale	—	25,011
Accounts payable and accrued expenses	33,280	21,525
Distributions payable	10,456	14,156
Accrued interest payable	4,936	7,000
Security deposits and prepaid rents	2,464	3,213
Other liabilities — assets held for sale	21	850

Total liabilities	753,613	766,089

Partners’ common and preferred equity:
Series B preferred units — 3,400,000 issued and outstanding	82,713	82,713
Series C preferred units — 2,200,000 issued and outstanding	53,547	53,547
Partnership common units issued and outstanding: 30,980,526 and 30,608,345
General partner — outstanding: 309,805 in 2002 and 306,083 in 2001.	5,213	4,687
Limited partners — outstanding: 30,670,721 in 2002 and 30,302,262 in 2001	442,938	390,900

Total partners’ equity	584,411	531,847

Total liabilities and partners’ equity	$1,338,024	$1,297,936

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)

	Year Ended December 31,

	2002	2001	2000

Revenues:
Rental	$143,791	$154,167	$149,855
Other property income	10,182	11,569	11,090
Interest	2,571	2,265	3,592
Other income	478	891	618
(Loss) interest income on compensation plans	(101)	(359)	—

Total revenues	156,921	168,533	165,155

Expenses:
Property operating and maintenance:
Personnel	11,948	11,703	10,508
Advertising and promotion	2,604	2,141	2,452
Utilities	7,540	8,012	7,589
Building repairs and maintenance	7,384	7,418	7,187
Real estate taxes and insurance	19,131	18,057	16,079
Depreciation	35,848	33,933	31,710
Property supervision	4,541	4,943	5,025
Other operating expenses	2,512	2,804	2,740

Total property operating and maintenance expenses	91,508	89,011	83,290
Interest	33,315	38,301	36,880
Amortization	1,282	1,414	1,056
General and administrative	6,133	6,958	4,752
Liability adjustment and expense on compensation plans	(101)	(359)	—
Loss (income) on equity investments:
Summit Management Company	308	(448)	779
Real estate joint ventures	49	171	399

Total expenses	132,494	135,048	127,156

Income from continuing operations before gain on sale of real estate assets, impairment loss and extraordinary items	24,427	33,485	37,999
Gain on sale of real estate assets	13,831	34,435	38,510
Gain on sale of real estate assets — joint ventures	4,955	271	—
Impairment loss on investments in technology companies	—	(1,217)	—
Extraordinary items	(103)	—	—

Income from continuing operations	43,110	66,974	76,509

Income from discontinued operations	8,119	10,342	10,305
Extraordinary items	(208)	—	—
Net gain from disposition of discontinued operations	64,907	—	—

Net income from discontinued operations	72,818	10,342	10,305

Net income	115,928	77,316	86,814
Distributions to Series B preferred unitholders	(7,608)	(7,608)	(7,608)
Distributions to Series C preferred unitholders	(4,812)	(4,812)	(4,812)

Income available to common unitholders	103,508	64,896	74,394
Income available to common unitholders allocated to general partner	(1,035)	(649)	(744)

Income available to common unitholders allocated to limited partners	$102,473	$64,247	$73,650

Per unit data:
Income from continuing operations — basic	$1.39	$2.17	$2.49

Income from continuing operations — diluted	$1.39	$2.15	$2.48

Net income from discontinued operations — basic	$2.35	$0.34	$0.34

Net income from discontinued operations — diluted	$2.34	$0.33	$0.33

Net income — basic	$3.75	$2.51	$2.83

Net income — diluted	$3.73	$2.49	$2.81

Distributions to Series B preferred unitholders — basic	$(0.25)	$(0.25)	$(0.25)

Distributions to Series B preferred unitholders — diluted	$(0.24)	$(0.24)	$(0.25)

Distributions to Series C preferred unitholders — basic	$(0.16)	$(0.16)	$(0.16)

Distributions to Series C preferred unitholders — diluted	$(0.15)	$(0.15)	$(0.16)

Income available to common unitholders — basic	$3.35	$2.11	$2.42

Income available to common unitholders — diluted	$3.33	$2.09	$2.41

Distributions declared	$1.76	$1.85	$1.75

Weighted average units — basic	30,936,881	30,795,910	30,696,729

Weighted average units — diluted	31,107,404	31,106,137	30,897,346

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(Dollars in thousands)

	Series B	Series C
	Preferred	Preferred	General	Limited
	Units	Units	Partner	Partners	Total

Balance, December 31, 1999	$82,718	$53,552	$4,555	$377,845	$518,670
Distributions to common unitholders	—	—	(537)	(53,120)	(53,657)
Contributions from Summit Properties Inc. related to:
Proceeds from dividend and stock purchase plans	—	—	48	4,749	4,797
Exercise of stock options	—	—	21	2,064	2,085
Repurchase of common stock	—	—	(80)	(7,940)	(8,020)
Repurchase of common units	—	—	(18)	(1,741)	(1,759)
Accrual of vested stock awards	—	—	12	1,159	1,171
Issuance of restricted stock grants	—	—	(1)	(115)	(116)
Amortization of restricted stock grants	—	—	8	756	764
Issuance of employee notes receivable	—	—	(108)	(10,685)	(10,793)
Repayments of employee notes receivable	—	—	14	1,371	1,385
Issuance of common units — purchase of communities	—	—	22	2,195	2,217
Net proceeds from preferred units	(5)	(5)	—	—	(10)
Distributions to preferred unitholders	—	—	(124)	(12,296)	(12,420)
Net income	—	—	868	85,946	86,814

Balance, December 31, 2000	82,713	53,547	4,680	390,188	531,128
Distributions to common unitholders	—	—	(569)	(56,324)	(56,893)
Contributions from Summit Properties Inc. related to:
Proceeds from dividend and stock purchase plans	—	—	77	7,596	7,673
Exercise of stock options	—	—	10	1,004	1,014
Repurchase of common stock	—	—	(2)	(195)	(197)
Issuance of restricted stock grants	—	—	(3)	(262)	(265)
Amortization of restricted stock grants	—	—	8	740	748
Issuance of contingent stock grants	—	—	(5)	(458)	(463)
Amortization of contingent stock grants	—	—	6	624	630
Issuance of employee notes receivable	—	—	(39)	(3,901)	(3,940)
Repayments of employee notes receivable	—	—	32	3,149	3,181
Issuance of common units — purchase of communities	—	—	19	1,881	1,900
Redemption of common units — sale of communities	—	—	(176)	(17,389)	(17,565)
Distributions to preferred unitholders	—	—	(124)	(12,296)	(12,420)
Net income	—	—	773	76,543	77,316

Balance, December 31, 2001	82,713	53,547	4,687	390,900	531,847
Distributions to common unitholders	—	—	(546)	(54,050)	(54,596)
Contributions from Summit Properties Inc. related to:
Proceeds from dividend and stock purchase plans	—	—	91	9,048	9,139
Exercise of stock options	—	—	19	1,837	1,856
Repurchase of common stock	—	—	(27)	(2,639)	(2,666)
Issuance of restricted stock grants	—	—	—	22	22
Netdown of restricted stock grants	—	—	(6)	(613)	(619)
Amortization of restricted stock grants	—	—	10	968	978
Issuance of employee notes receivable	—	—	(78)	(7,735)	(7,813)
Repayments of employee notes receivable	—	—	28	2,727	2,755
Distributions to preferred unitholders	—	—	(124)	(12,296)	(12,420)
Net income	—	—	1,159	114,769	115,928

Balance, December 31, 2002	$82,713	$53,547	$5,213	$442,938	$584,411

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income	$115,928	$77,316	$86,814
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) on equity method investments	357	(276)	1,178
Gain on sale of real estate assets — continuing operations	(13,831)	(34,435)	(38,510)
Gain on sale of real estate assets — discontinued operations	(64,907)	—	—
Gain on sale of real estate assets — joint ventures	(4,955)	(271)	—
Impairment loss on investments in technology investments	—	1,217	—
Depreciation and amortization	41,943	41,836	39,387
Amortization of deferred settlement on interest rate swap	(545)	—	—
Increase in restricted cash	(814)	(3,087)	(3,633)
Increase in other assets	(1,460)	(996)	(631)
(Decrease) increase in accrued interest payable	(2,097)	(696)	711
Increase (decrease) in accounts payable and accrued expenses	1,932	(1,107)	(2,187)
(Decrease) increase in security deposits and prepaid rents	(830)	(535)	259

Net cash provided by operating activities	70,721	78,966	83,388

Cash flows from investing activities:
Construction of real estate assets and land acquisitions	(112,839)	(117,080)	(173,473)
Acquisition of real estate assets	(17,866)	—	(33,373)
Proceeds from sale of real estate assets	139,920	147,980	105,131
Capitalized interest	(10,360)	(11,080)	(11,117)
Investment in real estate joint ventures	(9,075)	(4,285)	—
Distribution from real estate joint ventures	540	—	—
Proceeds from sale of real estate assets — joint ventures	11,202	—	—
Contribution from historic tax venture partner	600	—	—
Recurring capital expenditures	(4,530)	(4,889)	(5,371)
Non-recurring capital expenditures	(1,088)	(3,943)	(2,526)
Corporate and other asset additions and office tenant improvements	(2,162)	(645)	(439)
Decrease in notes receivable	68	119	2,971

Net cash (used in) provided by investing activities	(5,590)	6,177	(118,197)

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	50,000	(47,500)	63,500
Proceeds from issuance of medium-term notes	—	60,000	52,000
Repayments of unsecured medium-term notes	(25,000)	(30,000)	(25,000)
Repayments of unsecured notes	(16,000)	—	(15,000)
Proceeds from issuance of mortgage note	6,900	—	48,340
Repayments of mortgage debt	(11,912)	(5,436)	(8,548)
Repayments of tax exempt bonds	(340)	(660)	(1,025)
Payment of deferred financing costs	(549)	(1,212)	(2,481)
Proceeds from termination of interest rate swap	1,510	—	—
Distributions to common unitholders	(59,455)	(56,252)	(53,253)
Distributions to Series B preferred unitholders	(7,608)	(7,608)	(7,608)
Distributions to Series C preferred unitholders	(4,812)	(4,812)	(4,812)
Issuance of employee notes receivable	(7,813)	(3,940)	(10,793)
Repayments of employee notes receivable	2,755	3,181	1,385
Contributions from Summit Properties related to:
Net proceeds from dividend reinvestment and stock purchase plans	9,139	7,673	4,797
Exercise of stock options	1,856	1,014	2,085
Issuance of restricted stock grants	(597)	(728)	19
Repurchase of common units in operating partnership	—	—	(1,759)
Repurchase of Summit’s common stock	(2,666)	(197)	(8,020)

Net cash (used in) provided by financing activities	(64,592)	(86,477)	33,827

Net increase (decrease) in cash and cash equivalents	539	(1,334)	(982)
Cash and cash equivalents, beginning of year	1,814	3,148	4,130

Cash and cash equivalents, end of period	$2,353	$1,814	$3,148

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$36,589	$40,550	$37,938

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

1.     ORGANIZATION AND FORMATION

We were formed on January 14, 1994 to conduct the business of developing, leasing and managing multifamily apartment communities for Summit. On February 15, 1994, Summit completed an initial public offering of 10 million shares of common stock, par value $0.01 per share. In connection with the initial public offering, we consummated a business combination involving the partnerships which owned 27 communities and the affiliated entities which provided development, construction, management and leasing services to each of the communities prior to the initial public offering. A portion of the proceeds from the initial public offering was used by Summit to acquire an economic and voting interest in the Operating Partnership, which was formed to succeed to substantially all of the interests of the property partnerships in the communities and the operations of the Summit entities. Summit became our sole general partner and majority owner upon completion of the initial public offering. Summit is a self-administered and self-managed equity real estate investment trust (“REIT”).

Summit conducts all of its business through the Operating Partnership and its subsidiaries. As of December 31, 2002, Summit held 88.6% of our outstanding partnership interests, consisting of a 1% general partner interest and an 87.6% limited partner interest. Each common unit may be redeemed by the holder for cash equal to the fair value of a share of Summit’s common stock or, at our option, one share of common stock (subject to adjustment). We presently determine on a case-by-case basis whether we will cause Summit to issue shares of common stock in connection with a redemption of common units rather than paying cash. With each redemption of common units for common stock, Summit’s percentage ownership interest in the Operating Partnership will increase. Similarly, when Summit acquires a share of common stock under its common stock repurchase program or otherwise, it simultaneously disposes of one of our common units. In addition, whenever Summit issues shares of common stock for cash, Summit will contribute any resulting net proceeds to us and we will issue an equivalent number of common units to Summit.

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

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Real Estate Assets and Depreciation — We record our real estate assets at cost less accumulated depreciation and, if necessary, adjust carrying value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, by reviewing whether the sum of the estimated future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset. Assets to be disposed of are recorded at the lower of carrying amount or fair value less costs to sell. No impairment existed as of December 31, 2002.

Expenditures directly related to the acquisition, development and improvement of real estate assets are capitalized at cost as land, buildings and improvements or furniture, fixtures and equipment. Improvements are categorized as either non-recurring or recurring capitalized expenditures. Non-recurring capitalized expenditures primarily consist of the cost of improvements such as new garages, water submeters, gated security access and improvements made in conjunction with major renovations of apartment homes. Recurring capitalized expenditures consist primarily of floor coverings, furniture, appliances and equipment and exterior paint and carpentry. All of these expenditures are capitalized and depreciated over the estimated useful lives of the assets (buildings — 40 years; building improvements — 5 to 15 years; land improvements — 15 years; furniture, fixtures and equipment — 5 to 7 years).

Repairs and maintenance, such as landscaping maintenance, interior painting and cleaning and supplies used in such activities, are expensed as incurred. We record the cost of all repairs and maintenance, including planned major maintenance activities, recurring capital expenditures and non-recurring capital expenditures as incurred and do not accrue for such costs in advance.

Interest costs incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. Interest capitalized was $10.4 million in 2002, $11.1 million in 2001 and $11.1 million in 2000.

We capitalize the cost of our development department to the projects currently under construction at a rate of 3.0% of such construction costs. Such costs are then depreciated over the lives of the constructed assets upon their completion. Such costs capitalized were $3.4 million in 2002, $4.9 million in 2001 and $5.4 million in 2000.

Rental Revenue Recognition — We lease our residential properties under operating leases with terms of generally one year or less. Rental revenue is recognized on the accrual method of accounting as earned, which is not materially different from revenue recognition on a straight-line basis. Our allowance for uncollectible rent was $80,000 at December 31, 2002 and is presented in “Other assets” in our consolidated balance sheets.

We lease our office and retail space under operating leases with terms ranging from two to ten years. Rental revenue for office and retail spaces is recognized on a straight-line basis over the lives of the respective leases. Future minimum rental payments to be received under our current office leases are as follows (in thousands):

2003	$1,895
2004	1,899
2005	1,950
2006	1,882
2007	1,724
Thereafter	5,682

$15,032

Of the amounts listed above, $6.1 million represents amounts to be received from the Management Company, which performs all management and leasing activities for us, as well as management and leasing activities for third parties.

Cash and Cash Equivalents — For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash — Restricted cash is comprised primarily of proceeds from apartment community sales deposited with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. Restricted cash also includes resident security deposits, bond repayment escrows and replacement reserve escrows.

Deferred Financing Costs — Deferred financing costs include fees and costs incurred in conjunction with long-term financings and are amortized on the straight-line method over the terms of the related debt, which approximates the effective interest method.

Advertising Costs — We expense advertising costs as incurred.

Equity Method Investments — We consolidate investments, including joint ventures, in which we have control, generally those in which we have a direct voting interest of more than 50%. We record investments in which we exercise significant influence under the equity method in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, and AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures.”

Per Unit Data — Basic earnings per unit are computed based upon the weighted average number of units outstanding during the respective period. The difference between “basic” and “diluted” weighted average units is the dilutive effect of Summit’s stock options outstanding. The number of units added to weighted average units outstanding for the diluted calculation was 170,523 in 2002, 310,227 in 2001 and 200,618 in 2000. Dilution caused by these options decreased net income per unit by $0.02 in 2002 and 2001 and $0.01 in 2000.

Stock-Based Compensation — Summit has a Stock Option and Incentive Plan and an Employee Stock Purchase Plan (“ESPP”), which are described more fully in Note 11. Through December 31, 2002, we applied APB No. 25 and related interpretations in accounting for Summit’s stock options and ESPP. Accordingly, no compensation cost has been recognized for Summit’s stock options granted or shares issued under the ESPP during the years ended December 31, 2002, 2001 and 2000. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all stock options granted, modified, or settled after January 1, 2003 as allowed by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The ESPP was suspended effective July 2, 2002. The following table reflects the effect on net income and earnings per share had the fair value based method been applied to all options granted in each year (in thousands, except per share amounts):

	2002	2001	2000

Net income as reported	$115,928	$77,316	$86,814
Stock-based compensation determined under fair value based method	(1,452)	(589)	(432)

Pro forma net income	$114,476	$76,727	$86,382

Net income per unit as reported — basic	$3.75	$2.51	$2.83
Net income per unit as reported — diluted	3.73	2.49	2.81
Pro forma net income per unit — basic	$3.70	$2.49	$2.81
Pro forma net income per unit — diluted	3.68	2.47	2.80

Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Adopted and Issued Accounting Pronouncements — In June 2001, the Financial Accounting Standards Board (“FASB”) approved SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144. We adopted SFAS No. 142 on January 1, 2002 and its adoption had no effect on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144 which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and amends APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, this standard retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. SFAS No. 144 requires operating results of communities we consider held for sale, as well as those sold, to be included in discontinued operations in our consolidated statements of earnings prospectively from the date of adoption, which was January 1, 2002. Although the adoption of SFAS No. 144 did not have a material impact on our financial position or results of operations for the year ended December 31, 2002, it did have a significant effect on the comparability of amounts presented from year to year on the consolidated statements of earnings.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, and Amendment of FASB Statement No. 13, and Technical Corrections.” This statement requires gains and losses from the extinguishment of debt to be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB No. 30. The statement also amends SFAS No. 13, “Accounting For Leases,” to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions. Finally, the statement makes certain technical corrections, which the FASB deemed to be non-substantive, to a number of existing accounting pronouncements. The rescission of SFAS Nos. 4, 44 and 64 is effective in 2003. The amendments to SFAS No. 13 are effective for transactions occurring after May 15, 2002, and all other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The effect of adopting SFAS No. 145 for those items already effective did not have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, prospectively to all stock options granted, modified, or settled after January 1, 2003 as allowed by SFAS No. 148. We estimate that the resulting expense recognized in 2003 will not be material to our financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation are currently effective and did not affect our financial position and results of operations. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation requires that variable interest entities created after January 31, 2003, and variable interest entities in which an interest is obtained after that date, be evaluated for consolidation into an entity’s financial statements. This interpretation also applies, beginning July 1, 2003 for us, to all variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. We are in the process of evaluating all of our investments and other interests in entities under the provisions of FIN 46 and have not yet determined the effect of its adoption on our financial position and results of operations.

Reclassifications — Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

4.     REAL ESTATE JOINT VENTURES

We own a 25% equity interest in a joint venture named Station Hill, LLC (“Station Hill”), in which we and Hollow Creek, LLC, a subsidiary of a major financial services company, are members. We are entitled to 25%

of the joint venture’s cash flow based on our equity interest. If certain benchmarks are achieved in the future, we would be entitled to a preferred return in excess of 25% of the cash flow. The operating agreement of the joint venture provides that we will be entitled to 25% of the net proceeds upon liquidation of Station Hill, although our interest in the residual value of the joint venture could increase above or decrease below 25%. Our interest in the residual value of the joint venture could decrease below 25% only if we receive more than 25% of cash flow at any time prior to liquidation. Any such decrease would be limited to the extent of cash flow in excess of 25%. Station Hill currently owns four communities and is accounted for on the equity method of accounting and, therefore, our 25% equity interest is presented in “Loss (income) on equity investments: Real estate joint ventures” in our consolidated statements of earnings.

The following are condensed balance sheets as of December 31, 2002 and 2001 and condensed statements of earnings for the years ended December 31, 2002 and 2001 for Station Hill. The balance sheets and statements of earnings set forth below reflect the financial position and operations of Station Hill in its entirety, not just our interest in the joint venture. Included in the statement of earnings information below for the year ended December 31, 2001 are the results through the date of disposition of a community formerly known as Summit Station (230 apartment homes), which was sold by Station Hill on August 1, 2001.

	Balance Sheets

	(in thousands)
	2002	2001

Real estate assets, net	$72,255	$74,261
Cash and cash equivalents	370	901
Other assets	373	283

Total assets	$72,998	$75,445

Mortgages payable	$58,731	$59,536
Other liabilities	580	575
Partners’ capital	13,687	15,334

Total liabilities and partners’ capital	$72,998	$75,445

	Statements of
	Earnings

	(in thousands)
	2001	2000

Revenues	$9,927	$11,829
Expenses:
Property operating	3,757	4,260
Depreciation and amortization	2,965	3,071
Interest	3,960	4,338

Total expenses	10,682	11,669
Net (loss) income before gain on sale of real estate assets	(755)	160
Gain on sale of real estate assets	—	1,082

Net (loss) income	$(755)	$1,242

We formerly owned a 50% interest in a joint venture which developed and operated an apartment community located in Atlanta, Georgia known as The Heights at Cheshire Bridge. This joint venture was accounted for under the equity method of accounting and its operating results are presented in “Loss (income) on equity investments: Real estate joint ventures” in our consolidated statements of earnings. We had the right to purchase our joint venture partner’s interest in the joint venture, but decided subsequent to December 31, 2001 not to exercise this option which expired on January 17, 2002. Due to our decision not to purchase our joint venture partner’s interest, we were required to make a capital contribution of $6.8 million, which represented 25% of the joint venture’s total construction loan amount. We made our contribution on

February 15, 2002. This contribution did not change our equity interest in the joint venture. On September 27, 2002, the joint venture sold The Heights at Cheshire Bridge to an unrelated third party and the joint venture was dissolved. We received a preferred return on our capital contribution in the amount of 9% per year compounded annually through the sale date. We were entitled to 50% of the income based on our equity interest, after all preferred return payments were made. Upon dissolution, we recognized a gain of $5.0 million on the sale of the joint venture’s assets.

On May 25, 2001, we contributed $4.2 million for a 29.78% interest in a joint venture named SZF, LLC, which owns substantially all of the interests in a limited liability company that is developing, through a third-party contractor, an apartment community in Miami, Florida. The community will consist of 323 apartment homes and 17,795 square feet of office/retail space. The limited liability company has also acquired an adjacent piece of land. The construction costs are being funded through the equity that the joint venture contributed to the limited liability company and by a loan to that company from an unrelated third party. In the event that construction costs exceed the construction loan amount, we have agreed to advance the amount required to fund such costs in excess of the construction loan. This advance accrues a preferential return at the rate of eleven percent (11%) per year to be paid from the distributions from the joint venture. As of December 31, 2002, we had advanced $2.2 million to SZF, LLC. Subsequent to December 31, 2002, we have advanced an additional $6.1 million to SZF, LLC. Upon completion of construction, which is expected to occur during 2004, the joint venture will pay, or refinance, the construction loan. In the event the limited liability company defaults on the construction loan, we have the right, under certain circumstances, to cure the defaults, keep the construction loan in place and complete construction of the community. We are serving as the managing member of the joint venture, which owns substantially all of the limited liability company, and Summit Management Company will be the property management company for the project after construction is completed. This project is accounted for on the equity method of accounting. The balance sheet and income statement information of SZF, LLC is not material to our consolidated financial statements taken as a whole.

On April 1, 2002, we entered into a joint venture with a major financial services institution (the “investor member”) to redevelop Summit Grand Parc in Washington, D.C., formerly the United Mine Workers Building, in a manner to permit the use of federal rehabilitation income tax credits. The investor member will contribute approximately $2.2 million in equity to fund a portion of the total estimated costs for the project and will receive a preferred return on this capital investment and an annual asset management fee. As of December 31, 2002, the investor member had contributed $200,000. The investor member’s interest in the joint venture is subject to put/call rights during the sixth and seventh years after Summit Grand Parc is placed in service. The investor member is obligated to fund the balance of its investment in the joint venture after the completion of a cost certification process which is scheduled to be completed during the first half of 2003. If the cost certification is not completed to the satisfaction of the investor member, then the investor member will be released from its obligations to fund its remaining investment and would be entitled to a refund of any funds previously invested, as well as an agreed upon return of such previously invested funds. In such an event, we would expect to replace this equity investment with funds from other financing sources. This joint venture is consolidated into our financial statements.

On July 24, 2002, we entered into a joint venture with a major financial services institution (the “investor member”) to redevelop Summit Roosevelt in Washington, D.C., formerly the Hadleigh apartment hotel, in a manner to permit the use of federal rehabilitation income tax credits. The investor member will contribute approximately $6.6 million in equity to fund a portion of the total estimated costs for the project and will receive a preferred return on this capital investment and an annual asset management fee. As of December 31, 2002, the investor member had contributed $400,000. The investor member’s interest in the joint venture is subject to put/call rights during the sixth and seventh years after Summit Roosevelt is placed in service. There are some contingencies remaining (such as final completion of the redevelopment and final certification of the historic renovations by the National Park Service) before the investor member is obligated to fund the balance of its investment in the joint venture. If these contingencies are not met by the agreed upon deadlines, then the investor member will be released from its obligations to fund its remaining investment and would be entitled to a refund of any funds previously invested, as well as an agreed upon return of such previously invested funds.

In such an event, we would expect to replace this equity investment with funds from other financing sources. This joint venture is consolidated into our financial statements.

5.     PROPERTY MANAGEMENT AND RELATED PARTY TRANSACTIONS

In conjunction with our formation, construction, management and leasing activities for third parties were transferred to the Management Company and its wholly-owned subsidiary, Summit Apartment Builders, Inc. (the “Construction Company”).

The Management Company also provides property management services to our communities. Total fees for management services provided to our communities were $6.0 million in 2002, $6.5 million in 2001 and $5.7 million in 2000.

Third party apartment homes under management were 1,105 in 2002, 1,004 in 2001 and 1,723 in 2000. Property management fees from third parties as a percentage of total property management revenues were 11.6% in 2002, 12.4% in 2001 and 16.1% in 2000.

In addition, the Management Company provides management services to apartment communities held by partnerships in which certain of Summit’s directors are general partners. The Management Company received management fees of $252,000 in 2002 and $253,000 in each of 2001 and 2000 for the performance of such services.

Construction Company revenue consists of fees on contracts with us. Revenue from construction contracts was $2.0 million in 2002, $2.7 million in 2001 and $2.5 million in 2000. The Construction Company’s profits on these contracts are eliminated in consolidation against our investment in real estate. We had amounts payable to the Construction Company of $3.0 million as of December 31, 2002 and $7.0 million as of December 31, 2001. This amount is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets. Also included in the accompanying consolidated balance sheets under the caption “Other assets” is a receivable from the Construction Company of $334,000 as of December 31, 2002 and $3.0 million as of December 31, 2001 as a result of construction advances.

Summit and the Management Company lease office space from three of our communities. Scheduled rental payments to be received from the Management Company by these three communities through the respective lease expiration dates, the latest of which is September 30, 2010, are $6.1 million.

The consolidated statements of earnings of the Management Company and the Construction Company are summarized below (in thousands):

	2002	2001	2000

Revenues:
Management fees charged to our communities	$6,022	$6,473	$5,735
Third party management fee revenue	787	913	1,103
Construction revenue	2,031	2,701	2,494
Gain on sale of real estate assets	—	—	238
Other revenue	261	455	372

Total revenues	9,101	10,542	9,942

Expenses:
Operating	8,240	9,177	9,398
Depreciation	575	319	313
Amortization	294	298	303
Interest	300	300	677

Total expenses	9,409	10,094	10,691

(Loss) income before extraordinary items	(308)	448	(749)
Extraordinary items	—	—	(30)

Net (loss) income	$(308)	$448	$(779)

6.     NOTES PAYABLE

Notes payable consist of the following (in thousands):

	Interest	Principal Outstanding
	Rate as of	December 31,
	December 31,
	2002	2002	2001

Fixed Rate Debt
Mortgage Loan	6.76%	$133,909	$137,321
Mortgage Loan	8.00%	8,040	8,161
Mortgage Notes	6.75% to 7.82%	126,322	143,967
Tax Exempt Mortgage Note repaid in 2002	6.95%	—	3,918

Total Mortgage Debt		268,271	293,367

Unsecured Debt:
7.87% Medium-Term Notes due December 2003	7.87%	17,000	17,000
8.037% Medium-Term Notes due November 2005	8.04%	25,000	25,000
7.04% Medium-Term Notes due May 2006	7.04%	25,000	25,000
7.59% Medium- Term Notes due March 2009	7.59%	25,000	25,000
8.50% Medium- Term Notes due July 2010	8.50%	10,000	10,000
7.703% Medium- Term Notes due May 2011	7.70%	35,000	35,000
6.63% Notes due October 2003	6.63%	30,000	30,000
6.95% Notes due August 2004	6.95%	50,000	50,000
7.20% Notes due August 2007	7.20%	50,000	50,000
Unsecured notes repaid in 2002	7.21%	—	41,000

Total Unsecured Debt		267,000	308,000

Total Fixed Rate Debt		535,271	601,367

Variable Rate Debt
Unsecured Credit Facility	LIBOR + 100 bps	144,000	94,000
Mortgage Note	LIBOR + 170 bps	6,900	—
Tax Exempt Bond	3.05%	10,565	22,193

Total Variable Rate Debt		161,465	116,193

Total outstanding indebtedness before hedge adjustments		696,736	717,560
Hedge adjustments		5,720	1,785

Total Outstanding Indebtedness		$702,456	$719,345

The one-month London Interbank Offered Rate (LIBOR) as of December 31, 2002 was 1.38%.

Mortgage Loans — The 6.76% mortgage loan requires monthly principal and interest payments on a 20-year, 8-month amortization schedule with a balloon payment due at maturity in October 2008.

The 8.00% mortgage loan requires monthly principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity in September 2005.

Fixed Rate Mortgage Notes — The fixed rate mortgage notes bear interest at fixed rates ranging from 6.75% to 7.82% and require either monthly interest payments only or monthly interest and principal payments over the lives of the notes which have maturities that range from the year 2005 to 2010. The weighted average interest rate and debt maturity as of December 31, 2002 for these mortgage notes were 7.16% and 5.0 years.

Variable Rate Mortgage Note — The variable rate mortgage note requires interest only payments until its maturity on July 1, 2005. We have two one-year extension options available to us under the variable rate mortgage note.

Medium-Term Notes — On April 20, 2000, we commenced a new program for the sale of up to $250.0 million aggregate principal amount of medium-term notes (“MTNs”), due nine months or more from the date of issuance. We had notes with an aggregate principal amount of $112.0 million outstanding in connection with this MTN program as of December 31, 2002.

On May 29, 1998, we established a program for the sale of up to $95.0 million aggregate principal amount of MTNs due nine months or more from the date of issuance. We had notes with an aggregate principal amount of $25.0 million outstanding in connection with this MTN program as of December 31, 2002. As a result of the commencement of the $250.0 million MTN program, we cannot issue any additional notes under the $95.0 million MTN program.

The medium-term notes require that we comply with certain affirmative, negative and financial covenants. We were in compliance with these covenants as of December 31, 2002.

Unsecured Notes — The unsecured notes consist of $30.0 million of notes due 2003, $50.0 million of notes due 2004 and $50.0 million of notes due 2007. The unsecured notes require semi-annual interest payments until the end of the respective terms. The unsecured notes require that we comply with certain affirmative, negative and financial covenants. We were in compliance with these covenants as of December 31, 2002. The interest rate reflected above for the unsecured notes repaid during 2002 represents the average interest rate of the unsecured notes repaid.

Unsecured Credit Facility — We have a syndicated unsecured line of credit in the amount of $225.0 million which matures on September 26, 2004. The credit facility provides funds for new development, acquisitions and general working capital purposes. Loans under the credit facility bear interest at LIBOR plus 100 basis points. The spread component of the aggregate interest rate will change in the event of an upgrade or downgrade of our unsecured credit rating of BBB- by Standard & Poor’s Rating Services and Baa3 by Moody’s Investors Service. Amounts are borrowed for thirty, sixty or ninety day increments at the appropriate interest rates for such time period. Therefore, amounts are borrowed and repaid within those thirty, sixty or ninety day periods. The credit facility is repayable monthly on an interest only basis with principal due at maturity of each thirty, sixty or ninety day increment.

The credit facility had an average interest rate of 2.69% in 2002, 4.99% in 2001 and 7.20% in 2000 and an average balance outstanding of $135.9 million in 2002, $113.5 million in 2001 and $119.8 million in 2000. In addition, the maximum outstanding principal amount was $175.0 million in 2002, $146.5 million in 2001 and $174.0 million in 2000. As of December 31, 2002, the outstanding balance of the credit facility was $144.0 million, leaving $81.0 million of remaining availability on the $225.0 million commitment.

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

On September 27, 2002, we entered into an amendment to the credit agreement related to our unsecured line of credit which modified certain definitions and financial covenants that we are required to meet at the end of each fiscal quarter. We were in compliance with these covenants and all other covenants included in the credit agreement as of December 31, 2002.

Variable Rate Tax Exempt Bond — The average effective interest rate of the variable rate tax exempt bond was 2.90% for the year ended December 31, 2002. This bond bears interest at various rates set by a remarketing agent at the demand note index plus 0.50%, set weekly, or the lowest percentage of prime which allows the resale at a price of par. The bond contains covenants which require that we lease or hold for lease 20% of the apartment homes for moderate-income residents. The bond requires maintenance of a letter of credit or surety bond (credit enhancement) aggregating to $10.8 million as of December 31, 2002. The credit enhancement provides for a principal amortization schedule which approximates a 25-year term during the term of the credit enhancement.

Real estate assets of 20 communities with a net book value of $398.4 million serve as collateral for the various secured debt agreements.

Extraordinary items — The extraordinary items during the year ended December 31, 2002 resulted from prepayment penalties incurred on two mortgages that were repaid during the period. The extraordinary items represent $0.01 per unit for the year ended December 31, 2002.

The aggregate maturities of all debt (excluding fair value adjustments of hedged debt instruments) for each of the years ending December 31 are as follows (in thousands):

	Fixed Rate	Fixed Rate	Fixed Rate	Variable Rate	Tax Exempt	Unsecured
	Mortgage	Mortgage	Unsecured	Mortgage	Variable	Credit
	Loans	Notes	Notes	Note	Rate Bonds	Facility	Total

2003	$3,780	$1,722	$47,000	$—	$220	$—	$52,722
2004	4,044	1,841	50,000	—	220	144,000	200,105
2005	11,944	28,856	25,000	6,900	220	—	72,920
2006	4,467	23,735	25,000	—	220	—	53,422
2007	4,779	21,828	50,000	—	9,685	—	86,292
Thereafter	112,935	48,340	70,000	—	—	—	231,275

	$141,949	$126,322	$267,000	$6,900	$10,565	$144,000	$696,736

7.     ACQUISITIONS AND DISPOSITIONS

During the year ended December 31, 2002, we sold eight communities comprising 2,399 apartment homes for an aggregate sales price of $211.8 million, resulting in an aggregate net gain on sale of $78.7 million. The aggregate carrying value of real estate assets sold was $122.4 million. Net proceeds from four of the eight communities, equaling $107.4 million, were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. In the event that the proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company level tax may be incurred. The eight communities sold were the former Summit Breckenridge, Summit New Albany, Summit Pike Creek, Summit Mayfaire, Summit Meadow, Summit Stonefield, Summit Sand Lake and Summit Windsor. For the most part, these communities were located outside of our core markets. The disposition of Summit Breckenridge, Summit New Albany and Summit Pike Creek completed our exit of the Richmond, Virginia, Columbus, Ohio and Wilmington, Delaware markets.

During the year ended December 31, 2002, a joint venture in which we held a 50% interest, sold a community known as The Heights at Cheshire Bridge to an unrelated third party and the joint venture was dissolved.

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

	Year Ended December 31,

	2002	2001	2000

Total revenues	$158,095	$170,934	$167,344

Income from continuing operations	43,339	67,885	77,111

Net income	116,157	78,227	87,416

Income from continuing operations per unit:
Basic	$1.40	$2.20	$2.51

Diluted	1.39	2.18	2.50

Net income per unit:
Basic	3.75	2.54	2.85

Diluted	3.73	2.51	2.83

During the year ended December 31, 2001, we sold one parcel of land and nine communities comprising 2,189 apartment homes for an aggregate sales price of $167.6 million, resulting in an aggregate net gain on sale of $34.4 million. Net proceeds from three of the nine communities, equaling $31.7 million, were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and were fully invested in qualified like-kind property during the required time period. The parcel of land was located in Richmond, Virginia and the nine communities sold were the former Summit Palm Lake, Summit Arbors, Summit Radbourne, Summit Lofts, Summit Gateway, Summit Stony Point, Summit Deerfield, Summit Walk and Summit Waterford.

During the year ended December 31, 2001, Station Hill, LLC, in which we own a 25% interest, sold a community, the former Summit Station, for $11.9 million. This sale resulted in the recognition of a gain on sale by the joint venture of $1.1 million, of which we recorded $271,000. The purchaser of Summit Station assumed an $8.3 million mortgage and paid the balance of the purchase price in cash.

We did not acquire any communities during the year ended December 31, 2001.

During the year ended December 31, 2000, we sold seven communities comprising 1,676 apartment homes for an aggregate sales price of $103.9 million, resulting in a gain on sale of $38.5 million. Net proceeds from six of the seven disposition communities, equaling $78.1 million, were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and were fully invested in qualified like-kind property during the required time period. The communities sold were the former Summit Creekside, Summit Eastchester, Summit Sherwood, Summit River Crossing, Summit Blue Ash, Summit Park and Summit Village.

On August 1, 2000, we purchased our joint venture partner’s interest in each of two communities, Summit Shiloh (182 apartment homes) and Summit Sweetwater (308 apartment homes), for an aggregate purchase price of $36.0 million. We formerly owned a 49% interest in each of two separate joint ventures that developed these communities. The acquisitions were primarily financed with the issuance of 96,455 common units valued at $2.2 million and the payment of $33.8 million in cash.

The following summary of selected unaudited pro forma results of operations presents information as if the purchase of our joint venture partner’s interest in each of Summit Sweetwater and Summit Shiloh had occurred at the beginning of the year ended December 31, 2000. The pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (in thousands, except per unit amounts):

2000

Total revenues from continuing operations	$168,093

Income from continuing operations	74,852

Net income	86,157

Net income per unit:
Basic	$2.81

Diluted	2.79

In accordance with SFAS No. 144, net income and gain (loss) on disposition of real estate for communities sold or considered held for sale after December 31, 2001 are reflected in our consolidated statements of earnings as “discontinued operations” for all periods presented and those communities sold or considered held for sale prior to December 31, 2001 remain in “continuing operations”. In addition, we have determined to separately reflect the assets and liabilities of communities held for sale or sold in the current period as “Net real estate assets — held for sale,” “Other assets — held for sale,” “Note payable — held for sale,” and “Other liabilities — held for sale” in the balance sheets for all periods presented. Subsequent to December 31, 2002, we executed a contract for the sale of an apartment community, Summit Fairways, located in Orlando, Florida. The assets of Summit Fairways were recorded at the lower of cost or fair value less costs to sell, or $14.9 million, as of December 31, 2002. The net income from Summit Fairways represented 1.0% of our net income for the year ended December 31, 2002. Summit Fairways was sold on March 5, 2003 for $18.8 million as part of our strategy to exit our non-core markets. We expect to use the proceeds from the sale of Summit Fairways to fund future acquisition and development activity. We expect to record a gain resulting from the sale of Summit Fairways.

Below is a summary of discontinued operations for all communities sold during 2002 excluding Summit Breckenridge and joint venture communities, and including Summit Fairways as of December 31, 2002 (in thousands). Summit Breckenridge was properly classified as held for sale prior to January 1, 2002 and, therefore, its operations are included in income from continuing operations.

	Year Ended December 31,

	2002	2001	2000

Property revenues:
Rental revenues	$18,744	$23,670	$22,784
Other property revenue	1,457	1,763	1,730

Total property revenues	20,201	25,433	24,514
Property operating and maintenance expense	7,002	8,375	7,533
Depreciation	3,892	5,148	4,891
Interest and amortization	1,188	1,568	1,785

Income from discontinued operations before net gain on disposition of discontinued operations	8,119	10,342	10,305
Extraordinary items	(208)	—	—
Net gain on disposition of discontinued operations	64,907	—	—

Income from discontinued operations	$72,818	$10,342	$10,305

8.     INCOME TAXES

In accordance with partnership taxation, each partner is responsible for reporting its share of taxable income or loss. Accordingly, no provision has been made for federal, state or local income taxes in the accompanying consolidated financial statements.

SFAS No. 109, “Accounting for Income Taxes”, requires a public enterprise to disclose the aggregate difference in the basis of its net assets for financial and tax reporting purposes. The carrying value reported in our consolidated financial statements exceeded the tax basis by $296.1 million as of December 31, 2002.

9.     NOTES RECEIVABLE FROM EMPLOYEES

Summit’s Board of Directors believes that ownership of its common stock by its executive officers and certain other qualified employees aligns the interests of these officers and employees with the interests of Summit’s stockholders. To this end, Summit’s Board of Directors approved, and Summit instituted, a loan program. As a result of recent legislation, Summit is no longer permitted to make loans to its executive officers and, therefore, new issuances to its executive officers under the loan program have been terminated. Under the terms of the loan program, Summit lent amounts to certain of its executive officers and other qualified employees to (a) finance the purchase of Summit’s common stock on the open market at then-current market prices, (b) finance the payment of the exercise price of one or more stock options to purchase shares of Summit’s common stock, or (c) finance the annual tax liability or other expenses of an executive officer related to the vesting of shares of common stock which constitute a portion of a restricted stock award granted to the executive officer. The relevant officer or employee has executed a promissory note and security agreement related to each loan extended. Each outstanding note bears interest at a rate established on the date of the note, is full recourse to the officers and employees and is collateralized by the shares of Summit’s common stock which are the subject of the loans. If the market price of Summit’s common stock falls materially below the price at which the shares of stock were purchased, the proceeds of the sale of the common stock may not be sufficient to repay the loan. During the three months ended June 30, 2002, Summit issued $6.7 million of loans to six executive officers. As of December 31, 2002, we had loans receivable in the amount of $19.5 million which were collateralized by 939,586 shares of Summit’s common stock valued at $16.7 million. The proceeds from the shares that serve as collateral for the loans would not be sufficient to repay the loans in full. However, since the loans are full recourse, we have the right to collect any additional amount owed directly from the officer or employee to the extent such officer or employee is able to pay such amount. We had loans receivable in the amount of $14.5 million as of December 31, 2001.

10.     COMMITMENTS AND CONTINGENCIES

The estimated cost to complete four development projects currently under construction was $75.9 million as of December 31, 2002. Anticipated construction completion dates of the projects range from the second quarter of 2003 to the third quarter of 2005.

We carry terrorism insurance on all communities that serve as collateral for mortgage debt, as well as on two communities which do not serve as collateral for mortgage debt, but which are located in Washington, D.C. The terrorism insurance is subject to coverage limitations, which we believe are commercially reasonable. No assurance can be given that material losses in excess of insurance proceeds will not occur in the future, or that insurance coverage for acts of terrorism will be available in the future.

We rent office space in several locations. Rental expense amounted to $271,000 in 2002, $108,000 in 2001, and $108,000 in 2000 ($871,000 in 2002, $882,000 in 2001 and $848,000 in 2000 including amounts recorded by the Management Company).

Future minimum rental payments to be made for those operating leases (including those of the Management Company) that have initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Years Ending December 31,

2003	$881
2004	790
2005	813
2006	837
2007	862
Thereafter	2,371

$6,554

Of the amounts shown above, $6.1 million of the total minimum rental payments are for the Management Company’s lease of office space in Summit Grandview, $14,000 of the total minimum rental payments are for our Austin City Team’s lease of office space in Summit Las Palmas and $4,000 of the total minimum rental payments are for our Raleigh City Team’s lease of office space in Summit Westwood.

In January 2000, we entered into a real estate purchase agreement with a third-party real estate developer. Under the terms of the agreement, we have agreed to purchase upon completion a “Class A” mixed-use community, which will be called Summit Brickell, and is located in Miami, Florida. We will purchase Summit Brickell upon the earlier of one year after construction completion or the achievement of 80% occupancy. We may extend this closing obligation for six months after the initial purchase period. We expect to close on the purchase of Summit Brickell in 2003. The final purchase price will be determined based on budgeted construction costs plus a bonus to the developer based on the capitalized income of the property at the time of purchase. In the event there are net cost savings during construction, a portion of such savings will be used to reduce the purchase price and a portion will be paid as an incentive to the developer pursuant to an agreed upon formula. In the event there are net cost overruns during construction, the developer will be responsible for funding such overruns unless those overruns result from design change orders which are requested by us; such change order overruns will be added to the purchase price. The purchase price is expected to range from $50.5 million to $60.0 million. The purchase of Summit Brickell is subject to customary closing conditions. We have issued a letter of credit in the amount of $13.0 million, which will serve as a credit enhancement to the developer’s construction loan. In the event that any amount under the letter of credit is drawn upon, we shall be treated as having issued a loan to the developer in the amount of such draw. Any such loan will accrue interest at a rate of eighteen percent (18%) per year.

On May 25, 2001, we contributed $4.2 million for a 29.78% interest in a joint venture named SZF, LLC, which owns substantially all of the interests in a limited liability company that is developing, through a third-party contractor, an apartment community in Miami, Florida. The community will consist of 323 apartment homes and 17,795 square feet of office/retail space. The limited liability company has also acquired an adjacent piece of land. The construction costs are being funded through the equity that the joint venture contributed to the limited liability company and by a loan to that company from an unrelated third party. In the event that construction costs exceed the construction loan amount, we have agreed to advance the amount required to fund such costs in excess of the construction loan. This advance accrues a preferential return at the rate of eleven percent (11%) per year to be paid from the distributions from the joint venture. As of December 31, 2002, we had advanced $2.2 million to SZF, LLC. Subsequent to December 31, 2002, we have advanced an additional $6.1 million to SZF, LLC.

During 2002, we completed the development of Summit Brookwood, a 359 unit apartment community located in Atlanta, Georgia. As of December 31, 2002, we are the lessee under a land lease related to the land on which Summit Brookwood was constructed. We have exercised our purchase option under the land lease to purchase the related land for $10.6 million. We expect to finalize the purchase of the land at Summit Brookwood during 2003 using cash and/or common units in the Operating Partnership as consideration.

Summit has employment agreements with two of its former executive officers, both of whom resigned from such executive positions, but who remain as employees and have agreed to provide various services to Summit from time to time through December 31, 2011. Each employment agreement requires that Summit pay to the former officers a base salary aggregating up to $2.1 million over the period from July 2, 2001 to December 31, 2011 (beginning with calendar year 2002, up to $200,000 on an annual basis). Each employment agreement also requires that Summit provide participation in its life insurance plan, office space, information systems support and administrative support for the remainder of each officer’s life, and participation in its health and dental insurance plans until the last to die of the officer or such officer’s spouse. Either party can terminate the employment agreements, effective 20 business days after written notice is given. The full base salary amount due shall be payable through 2011 whether or not the agreements are terminated earlier in accordance with their terms.

Summit has employment agreements with all of its executive officers. The employment agreements for two of Summit’s executive officers provide for the payment of severance benefits in certain circumstances. For one executive officer, these benefits generally provide for the payment of the executive officer’s annual base salary for a period ending on the later of July 1, 2004 or the first anniversary of the termination date of such executive officer’s employment. For the other executive officer, if such officer’s employment is terminated “without cause,” the executive officer will be entitled to receive an amount equal to such officer’s monthly salary multiplied by the number of years (pro rated for partial years) that such officer was employed by us prior to termination. In addition, most of the executive officers have severance agreements that provide for the payment of severance benefits of up to three times such officer’s annual base salary and cash bonus in the event of the termination of the officer’s employment under certain circumstances following certain “change in control” or “combination transactions” involving a consolidation or merger. The benefits payable under the terms of the severance agreements are subject to reduction by the amount of any severance benefits that may be payable under applicable employment agreements.

We are obligated to redeem each common unit in the Operating Partnership at the request of the holder for cash equal to the fair market value of one share of Summit’s common stock, except that we may elect to cause Summit to acquire each common unit presented for redemption for one share of Summit’s common stock (subject to adjustment).

11.     EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

Summit has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. The employees of Summit, the Operating Partnership and its subsidiaries are eligible to contribute to the plan beginning on the first day of the second calendar quarter after they are employed. Our matching contributions begin on the same date as the employee’s contributions and are equal to one-half of each employee’s contribution up to a maximum of 3% of each employee’s compensation. We made aggregate contributions of $376,000 in 2002, $329,000 in 2001 and $349,000 in 2000.

Stock Option Plan

In 1994, Summit established the 1994 Stock Option and Incentive Plan under which 1,000,000 shares of Summit’s common stock were reserved for issuance and under which employees of Summit, the Operating Partnership and its subsidiaries are eligible to participate. The incentive plan was amended and restated in 1998 to, among other things, increase the number of shares reserved for issuance from 1,000,000 to 3,000,000 shares. The plan provides that the option price shall not be less than the fair market value of the shares at the date of grant. The options have ten-year lives and vest in three or five annual installments on the anniversaries of the date of grant, except for shares granted to Summit’s directors, which vest on the date of grant. We apply APB Opinion No. 25 and related interpretations in accounting for Summit’s stock options. Accordingly, no compensation cost has been recognized for Summit’s stock options.

A summary of changes in common stock options for the three years ended December 31, 2002 is as follows:

		Weighted Average
	Options	Exercise Price

Outstanding at December 31, 1999	1,350,271	$17.81
Granted to employees and directors	241,000	20.02
Exercised	(136,500)	18.01
Forfeited	(186,050)	17.59

Outstanding at December 31, 2000	1,268,721	18.24
Granted to employees and directors	270,000	24.51
Exercised	(63,414)	17.86
Forfeited	(10,700)	16.50

Outstanding at December 31, 2001	1,464,607	19.43
Granted to employees and directors	745,000	22.01
Exercised	(121,600)	18.44
Forfeited	(69,075)	19.15

Outstanding at December 31, 2002	2,018,932	20.45

Exercise prices for options outstanding as of December 31, 2002 ranged from $16.50 to $24.56. The weighted average remaining contractual life of those options is 7.4 years.

Options to purchase 1,003,733, 848,408 and 635,221 shares of Summit’s common stock were exercisable as of December 31, 2002, 2001 and 2000. The weighted average exercise price for the shares exercisable as of December 31, 2002, 2001 and 2000 was $19.11, $18.82 and $18.35.

The fair value of options granted in 2002 was $1.89 per share and was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 7.51%, expected volatility of 20.2%, risk free interest rate of 4.71% and expected lives of 5.4 years.

The fair value of options granted in 2001 was $2.06 per share and was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 8.05%, expected volatility of 20.6%, risk free interest rate of 5.03% and expected lives of 4.8 years.

The fair value of options granted in 2000 was $1.80 per share and was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 8.98%, expected volatility of 21.1%, risk free interest rate of 6.51% and expected lives of 4.4 years.

In addition, the stock option and incentive plan provides for the grant of stock to employees. Summit granted 1,773 shares of restricted stock under this plan in 2002. The market value of the restricted stock granted in 2002 totaled $35,000 and was recorded as unamortized restricted stock compensation and is shown as a separate component of Partners’ equity. During 2002, 6,046 shares of restricted stock were surrendered by grantees to satisfy the income tax liability related to the stock grants. Summit granted 26,184 shares of restricted stock under the plan in 2001. The market value of the restricted stock granted in 2001 totaled $647,000. During 2001, there were 12,202 shares of restricted stock forfeited by employees no longer employed by a Summit entity and 14,933 shares of restricted stock surrendered to satisfy the income tax liability of the grantees related to the restricted stock grants. The aggregate market value of these forfeited and surrendered shares was $503,000 in 2001. Summit granted 64,499 shares of restricted stock (net of 4,000 shares forfeited and 7,856 shares surrendered to satisfy the income tax liability of grantees) valued at $1.2 million under the plan in 2000. Unearned compensation associated with the restricted stock is being amortized to expense over the vesting periods, which range from three to five years. We recognized expense relative to the stock grants of $173,000 in 2002, $98,000 in 2001 and $300,000 in 2000.

During the year ended December 31, 2001, Summit issued 94,818 shares of restricted stock valued at $2.4 million pursuant to its Performance Stock Award Plan. One-half of these shares, valued at $1.2 million, vested on January 2, 2001, the date of grant, and was accrued and recorded as a component of partners’ equity as of December 31, 2000. The remaining balance of $1.2 million was recorded as a component of partners’ equity during 2001. Grantees surrendered 11,747 shares in 2002 and 18,263 shares in 2001 with a market value of $295,000 during 2002 and $463,000 in 2001 to satisfy their income tax liability associated with the shares issued to them under the Performance Stock Award Plan. The remaining shares vested in two equal annual installments on January 2, 2002 and January 2, 2003.

Employee Stock Purchase Plan

In 1996, Summit established a non-qualified employee stock purchase plan (“ESPP”) which allowed its employees to purchase up to $25,000 of common stock per year. The price of the shares of the common stock purchased was the lesser of 85% of the closing price of such shares either on (a) the first day of each six month purchase period, or (b) the last day of each six month purchase period. Transactions under the ESPP were suspended effective July 2, 2002.

Total shares issued under the plan were 13,933 in 2002, 8,695 in 2001 and 88,848 in 2000. The market value of the shares issued was $341,000 in 2002, $229,000 in 2001 and $1.8 million in 2000. Through December 31, 2002, we applied APB Opinion No. 25 and related interpretations in accounting for our stock options and ESPP. Accordingly, no compensation cost has been recognized for Summit’s stock options granted or shares issued under the ESPP during the years ended December 31, 2002, 2001 and 2000. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 prospectively to all stock options granted, modified, or settled after January 1, 2003. Refer to the table in Note 3 which reflects the effect on net income and earnings per share had the fair value based method been applied to all options granted in each year.

Effective January 1, 2003, we will begin to recognize as an expense the fair value of all options granted on or after January 1, 2003. We estimate that the resulting expense recognized in 2003 will not be material to our financial position or results of operations.

12.     DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

Summit has a dividend reinvestment and stock purchase plan (“DRIP”). Direct stock purchases under the DRIP were suspended effective October 31, 2002 and dividend reinvestment under the DRIP was suspended effective November 15, 2002. The DRIP provided both new investors and existing holders of Summit’s stock (including common stock and other classes of stock which may be outstanding from time to time) with a method to purchase shares of common stock under the Stock Purchase Program component of the plan. The plan also permitted stockholders to designate all, a portion or none of the cash dividends on their newly purchased common stock and cash dividends on their existing stock for reinvestment in more shares of common stock through the Dividend Reinvestment Program component of the plan. With respect to reinvested dividends and optional cash payments, shares of common stock were purchased for the plan at a discount ranging from 0% to 5% (established from time to time) from the market price, as more fully described in the prospectus relating to the plan. Common stock was purchased by the plan’s agent (Wachovia Bank) directly from Summit or in open market or privately negotiated transactions, as determined from time to time, to fulfill requirements for the plan.

13.     BUSINESS SEGMENTS

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

14.     PREFERRED UNITS

As of December 31, 2002, we had outstanding 3.4 million preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units. We may redeem these preferred units on or after April 29, 2004 for cash at a redemption price equal to the holder’s capital account, or at our option, shares of Summit’s 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock, or a combination of cash and shares of Summit’s 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock. Holders of the Series B preferred units have the right to exchange these preferred units for shares of Summit’s Series B preferred stock on a one-for-one basis, subject to adjustment: (a) on or after April 29, 2009, (b) if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes. Distributions on the Series B preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series B preferred units in the aggregate amount of $7.6 million during each of the years ended December 31, 2002 and 2001.

As of December 31, 2002, we had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. We may redeem the preferred units on or after September 3, 2004 for cash at a redemption price equal to the holder’s capital account. The holder of the Series C preferred units has the right to exchange these preferred units for shares of Summit’s Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceed 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $4.8 million during each of the years ended December 31, 2002 and 2001.

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

On June 13, 2002, we terminated an interest rate swap with a $30.0 million notional amount. Under SFAS No. 133, as a result of the termination, we de-designated the $30.0 million swap as a fair value hedge against certain fixed rate debt. We will amortize as a reduction of interest expense $1.5 million, which represents the difference between the par value and carrying amount of the fixed-rate debt obligation, over the remaining term of the debt obligation, which matures on December 15, 2003. Interest expense was reduced by $545,000 in 2002 as a result of amortizing this difference.

On June 14, 2002, we entered into an interest rate swap with a notional amount of $50.0 million, relating to $50.0 million of 7.20% fixed rate notes issued under our MTN program. Under the interest rate swap agreement, through the maturity date of August 15, 2007, (a) we have agreed to pay to the counterparty the interest on a $50.0 million notional amount at a floating interest rate of three-month LIBOR plus 241.75 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate of the underlying debt obligation. The floating rate as of December 31, 2002 was 3.8175%. The fair value of the interest rate swap was an asset of $4.8 million as of December 31, 2002. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded in “Other assets” in the accompanying balance sheets. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under SFAS No. 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

16.     COMMON STOCK REPURCHASE PROGRAM

Summit has a common stock repurchase program, originally approved by its Board of Directors in March of 2000, pursuant to which Summit is authorized to purchase up to an aggregate of $56.0 million of currently issued and outstanding shares of its common stock. All repurchases have been, and will be, made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. The following is a summary of stock repurchases under the common stock repurchase program (dollars in thousands, except per share amounts):

			Average Price
	Number	Value	per Share
	of Shares	of Shares	of Shares
Year Ended December 31,	Repurchased	Repurchased	Repurchased

2000	279,400	$5,533	$19.80
2001	8,800	197	22.38
2002	151,300	2,666	17.62

Total as of December 31, 2002	439,500	8,396	19.10
Subsequent to December 31, 2002	422,200	7,472	17.70

Total as of March 5, 2003	861,700	$15,868	$18.41

Summit had $40.1 million of remaining availability for repurchases under the program as of March 5, 2003.

17.     IMPAIRMENT LOSS

Management considers events and circumstances that may indicate impairment of an investment, including operating performance and cash flow projections. In 2001, management determined that our investments in BroadbandNOW!, Inc. and YieldStar Technology LLC were impaired and that such impairment was other than temporary. As a result, we recorded an impairment loss in the amount of $1.2 million, which represents our entire investment in these two technology companies. We have no other technology company investments.

18.     SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 2002, 2001 and 2000 are as follows:

A.	We sold eight communities during the year ended December 31, 2002. The purchaser of one of the communities assumed the related outstanding debt balance associated with such community of $11.3 million.

B.	We sold nine communities during the year ended December 31, 2001. The respective purchasers of two of the communities assumed the related outstanding debt balances associated with such communities of $16.4 million in the aggregate. The respective purchaser of two of the communities redeemed 741,148 common units valued at $17.6 million as partial consideration in the transaction.

C.	We purchased our joint venture partner’s interest in each of two communities during the year ended December 31, 2000 at an aggregate purchase price of $36.0 million. The acquisitions were primarily financed with the issuance of 96,455 common units in the aggregate valued at $2.2 million as well as the payment of $33.8 million in cash in the aggregate.

D.	Summit granted 1,773 shares of restricted stock valued at $35,000 during 2002. There were 6,046 shares of restricted stock surrendered to satisfy the income tax liability of grantees during 2002. Summit granted 26,184 shares of restricted stock valued at $647,000 during 2001. There were 12,202 shares of restricted stock forfeited and 14,933 shares of restricted stock surrendered to satisfy the income tax liability of the grantees during 2001. The aggregate value of shares forfeited and surrendered in 2001 was $503,000. Summit granted 64,499 shares of restricted stock (net of 4,000 shares forfeited and 7,856 shares surrendered to satisfy the income tax liability of the grantees) valued at $1.2 million in 2000.

E.	Summit issued 13,658 shares of common stock in exchange for 13,658 common units during the year ended December 31, 2002. The value of these shares of common stock was $285,000. Summit issued 150,679 shares of common stock in exchange for 150,679 common units during the year ended December 31, 2001. The value of these shares of common stock was $4.0 million. Summit issued 55,677 shares of common stock in exchange for 55,677 common units during the year ended December 31, 2000. The value of these shares of common stock was $1.1 million.

F.	We accrued distributions payable of $10.5 million as of December 31, 2002, $14.2 million as of December 31, 2001 and $13.5 million as of December 31, 2000.

19.     FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented are based on information available to management as of December 31, 2002 and 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively re-valued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented.

Cash and cash equivalents, rents receivable, accounts payable, accrued expenses, security deposits, other liabilities, tax exempt bond indebtedness and our credit facility are carried at amounts which reasonably approximate their fair values as of December 31, 2002 and 2001 due to either the short-term nature or variable interest rates associated with such balances.

Fixed rate mortgage debt and fixed rate unsecured notes with a carrying value of $535.3 million had an estimated aggregate fair value of $587.1 million as of December 31, 2002. Fixed rate mortgage debt and fixed rate unsecured notes with a carrying value of $601.4 million had an estimated aggregate fair value of $625.2 million as of December 31, 2001. Rates currently available to us for debt with similar terms and maturities were used to estimate the fair value of this debt. The fair market value of long-term fixed rate debt is subject to changes in interest rates. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.

The fair value of the interest rate swap described in footnote 15, “Derivative Financial Instruments,” was $4.8 million as of December 31, 2002.

20.     GEOGRAPHIC CONCENTRATION (UNAUDITED)

Our 51 completed communities are located in the following markets:

	Number of	Apartment	2002
	Apartment	Homes —	% of
Market	Homes	% of Portfolio	Revenues

Washington, D.C.	2,406	16%	20%
Atlanta, Georgia	3,275	21%	19%
Southeast Florida	1,715	11%	15%
Raleigh, North Carolina	2,582	17%	14%
Charlotte, North Carolina	1,901	12%	12%
Dallas, Texas	1,581	10%	9%
Austin, Texas	856	6%	5%
Orlando, Florida	510	3%	3%
San Antonio, Texas	250	2%	2%
Philadelphia, Pennsylvania	352	2%	1%

	15,428	100%	100%

21.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years 2002 and 2001 is as follows (in thousands, except per unit amounts):

	Year Ended December 31, 2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$39,449	$39,113	$38,533	$39,826
Income from continuing operations before gain on sale of real estate assets and extraordinary items	6,578	6,669	5,749	5,431
Income from discontinued operations before gain on sale of real estate assets and extraordinary items	2,555	2,388	1,955	1,221
Gain on sale of real estate assets, including joint ventures	—	9,634	22,323	51,736
Distributions to preferred unitholders in Operating Partnership	3,105	3,105	3,105	3,105
Income available to common unitholders	6,030	15,586	26,918	54,974
Income available to common unitholders per unit — basic	0.20	0.50	0.87	1.78
Income available to common unitholders per unit — diluted	0.19	0.50	0.86	1.78

	Year Ended December 31, 2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$42,532	$43,545	$43,131	$39,325
Income from continuing operations before gain on sale of real estate assets and distributions to preferred unitholders in Operating Partnership	9,949	9,768	8,860	4,908
Income from discontinued operations before gain on sale real estate assets	2,538	2,648	2,568	2,588
Gain on sale of real estate assets	—	10,782	2,788	20,865
Distributions to preferred unitholders in Operating Partnership	3,105	3,105	3,105	3,105
Income available to common unitholders	9,382	18,875	11,383	25,256
Income available to common unitholders per unit — basic	0.30	0.61	0.37	0.83
Income available to common unitholders per unit — diluted	0.30	0.60	0.37	0.82

SCHEDULE III

SUMMIT PROPERTIES PARTNERSHIP, L.P.

REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2002
(Dollars in thousands)

		Initial Costs

			Buildings
	Related		and
Apartments	Encumbrances	Land	Improvements(6)

Reunion Park by Summit	$—	$991	$—
Summit Arboretum	18,796	4,080	24,403
Summit Ashburn Farm	—	2,438	—
Summit Aventura	—	6,367	—
Summit Ballantyne	(2)	3,328	—
Summit Belcourt	9,018	3,600	16,788
Summit Belmont	(4)	974	—
Summit Brookwood	—	10,600	—
Summit Buena Vista	24,067	4,670	30,499
Summit Camino Real	15,886	7,120	41,985
Summit Club at Dunwoody	—	2,934	24,510
Summit Crest	—	1,211	—
Summit Crossing	—	768	5,174
Summit Deer Creek	—	3,537	—
Summit Del Ray	(2)	3,120	—
Summit Doral	—	3,099	—
Summit Fair Lakes	48,340	9,521	—
Summit Fair Oaks	—	4,356	17,215
Summit Fairview	—	404	—
Summit Fairways	—	2,819	—
Summit Foxcroft	6,900	925	3,797
Summit Glen	(2)	3,652	—
Summit Governor’s Village	—	1,622	—
Summit Grandview	—	2,527	—
Summit Grand Parc	—	7,700	—
Summit Highland	(2)	1,374	—
Summit Hunter’s Creek	—	2,193	—
Summit Lake	—	1,712	—
Summit Largo	—	3,074	—
Summit Las Palmas	(2)	4,480	25,504
Summit at Lenox	—	10,800	22,997
Summit Norcroft	(2)	1,453	—
Summit On the River	(2)	3,212	—
Summit Overlook	—	2,376	—
Summit Peachtree	—	3,453	—
Summit Plantation	(2)	7,440	18,485
Summit Portofino	—	3,864	24,504
Summit Reston	—	5,434	26,255
Summit Russett(7)	—	5,723	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Gross Amount at Which
	Costs	Carried at Close of Period
	Capitalized
	Subsequent		Buildings
	to		and
Apartments	Acquisition	Land	Improvements(6)	Total(1)

Reunion Park by Summit	$13,792	$997	$13,786	$14,783
Summit Arboretum	686	4,080	25,089	29,169
Summit Ashburn Farm	12,473	2,438	12,473	14,911
Summit Aventura	26,451	6,368	26,450	32,818
Summit Ballantyne	23,953	3,347	23,934	27,281
Summit Belcourt	629	3,600	17,417	21,017
Summit Belmont	11,972	984	11,962	12,946
Summit Brookwood	33,924	14,320	30,204	44,524
Summit Buena Vista	934	4,670	31,433	36,103
Summit Camino Real	1,112	7,120	43,097	50,217
Summit Club at Dunwoody	493	2,934	25,003	27,937
Summit Crest	31,398	2,532	30,077	32,609
Summit Crossing	802	768	5,976	6,744
Summit Deer Creek	18,814	3,846	18,505	22,351
Summit Del Ray	15,965	5,402	13,683	19,085
Summit Doral	20,684	3,136	20,647	23,783
Summit Fair Lakes	38,662	9,552	38,631	48,183
Summit Fair Oaks	1,182	4,356	18,397	22,753
Summit Fairview	6,316	537	6,183	6,720
Summit Fairways	15,591	2,819	15,591	18,410
Summit Foxcroft	912	925	4,709	5,634
Summit Glen	13,883	3,693	13,842	17,535
Summit Governor’s Village	15,568	1,643	15,547	17,190
Summit Grandview	48,734	2,620	48,641	51,261
Summit Grand Parc	35,808	8,512	34,996	43,508
Summit Highland	6,737	1,374	6,737	8,111
Summit Hunter’s Creek	18,038	2,195	18,036	20,231
Summit Lake	28,895	2,511	28,096	30,607
Summit Largo	15,365	3,077	15,362	18,439
Summit Las Palmas	599	4,480	26,103	30,583
Summit at Lenox	10,626	11,157	33,266	44,423
Summit Norcroft	11,194	1,634	11,013	12,647
Summit On the River	21,830	3,212	21,830	25,042
Summit Overlook	26,321	4,074	24,623	28,697
Summit Peachtree	29,778	4,476	28,755	33,231
Summit Plantation	18,246	7,440	36,731	44,171
Summit Portofino	945	3,864	25,449	29,313
Summit Reston	2,367	6,088	27,968	34,056
Summit Russett(7)	28,627	5,723	28,627	34,350

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Depreciable
	Accumulated	Date of		Date	Lives in
Apartments	Depreciation	Construction		Acquired	Years

Reunion Park by Summit	$(1,107)	6/99-9/00		4/99	5-40 years
Summit Arboretum	(3,606)	1996	(5)	11/98	5-40 years
Summit Ashburn Farm	(1,002)	2/99-9/00		7/98	5-40 years
Summit Aventura	(6,383)	6/94-12/95		12/93	5-40 years
Summit Ballantyne	(3,953)	7/96-12/98		12/95	5-40 years
Summit Belcourt	(2,362)	1994	(5)	11/98	5-40 years
Summit Belmont	(5,768)	1/86-5/87		1/86	5-40 years
Summit Brookwood	(204)	10/00-12/02		12/99	5-40 years
Summit Buena Vista	(4,216)	1996	(5)	11/98	5-40 years
Summit Camino Real	(5,924)	1998	(5)	11/98	5-40 years
Summit Club at Dunwoody	(3,582)	1997	(5)	5/98	5-40 years
Summit Crest	(1,757)	10/99-9/01		9/97	5-40 years
Summit Crossing	(1,874)	1985	(5)	5/95	5-40 years
Summit Deer Creek	(1,693)	2/99-6/00		1/98	5-40 years
Summit Del Ray	(5,250)	1/92-2/93		1/92	5-40 years
Summit Doral	(2,395)	12/97-11/99		12/96	5-40 years
Summit Fair Lakes	(4,723)	6/97-8/99		12/96	5-40 years
Summit Fair Oaks	(3,738)	1990	(5)	12/97	5-40 years
Summit Fairview	(3,604)	3/82-3/83		3/82	5-40 years
Summit Fairways	(3,496)	9/95-12/96		8/95	5-40 years
Summit Foxcroft	(1,731)	1979	(5)	5/95	5-40 years
Summit Glen	(4,881)	5/90-8/92		4/90	5-40 years
Summit Governor’s Village	(2,151)	8/97-12/98		7/97	5-40 years
Summit Grandview	(3,490)	7/98-12/00		3/98	5-40 years
Summit Grand Parc	(43)	4/00-12/02		6/99	5-40 years
Summit Highland	(3,501)	3/86-1/87		11/85	5-40 years
Summit Hunter’s Creek	(1,646)	3/99-3/00		11/98	5-40 years
Summit Lake	(4,211)	9/96-1/99		4/96	5-40 years
Summit Largo	(1,566)	10/98-3/00		10/98	5-40 years
Summit Las Palmas	(3,376)	1998	(5)	12/98	5-40 years
Summit at Lenox	(4,691)	1965	(5)	7/98	5-40 years
Summit Norcroft	(3,717)	2/90-11/97		12/89	5-40 years
Summit On the River	(4,469)	8/95-6/97		10/94	5-40 years
Summit Overlook	(1,258)	1/00-12/01		2/99	5-40 years
Summit Peachtree	(1,458)	2/00-9/01		4/98	5-40 years
Summit Plantation	(7,026)	1/94-11/97		4/96	5-40 years
Summit Portofino	(4,887)	1995	(5)	1/97	5-40 years
Summit Reston	(8,972)	1987	(5)	4/94	5-40 years
Summit Russett(7)	(4,059)	7/95-6/00		11/94	5-40 years

		Initial Costs

			Buildings
	Related		and
Apartments	Encumbrances	Land	Improvements(6)

Summit San Raphael	—	2,442	15,366
Summit Sedgebrook	—	2,392	—
Summit Shiloh I	—	1,592	12,125
Summit Shiloh II	—	396	—
Summit Simsbury	(3)	650	4,570
Summit Square	—	2,757	—
Summit St. Clair	(2)	3,024	24,040
Summit Sweetwater	—	3,013	18,627
Summit Touchstone	(3)	766	5,568
Summit Turtle Rock	10,214	2,500	14,074
Summit Valleybrook	—	7,300	—
Summit Westwood	(2)	1,989	—

Total		$177,772	$376,486

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Gross Amount at Which
	Costs	Carried at Close of Period
	Capitalized
	Subsequent		Buildings
	to		and
Apartments	Acquisition	Land	Improvements(6)	Total(1)

Summit San Raphael	185	2,442	15,551	17,993
Summit Sedgebrook	22,042	2,478	21,956	24,434
Summit Shiloh I	253	1,591	12,379	13,970
Summit Shiloh II	3,619	534	3,481	4,015
Summit Simsbury	727	650	5,297	5,947
Summit Square	16,607	3,775	15,589	19,364
Summit St. Clair	490	3,024	24,530	27,554
Summit Sweetwater	301	3,012	18,929	21,941
Summit Touchstone	864	766	6,432	7,198
Summit Turtle Rock	525	2,500	14,599	17,099
Summit Valleybrook	30,274	8,958	28,616	37,574
Summit Westwood	22,787	2,042	22,734	24,776

Total	$708,980	$194,276	$1,068,962	$1,263,238

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Depreciable
	Accumulated	Date of		Date	Lives in
Apartments	Depreciation	Construction		Acquired	Years

Summit San Raphael	(285)	1999	(5)	7/02	5-40 years
Summit Sedgebrook	(3,406)	6/96-5/99		1/96	5-40 years
Summit Shiloh I	(1,038)	10/99	(5)	8/00	5-40 years
Summit Shiloh II	(92)	6/01-3/02		11/00	5-40 years
Summit Simsbury	(1,785)	1985	(5)	5/95	5-40 years
Summit Square	(6,427)	3/89-8/90		2/89	5-40 years
Summit St. Clair	(3,781)	1997	(5)	3/98	5-40 years
Summit Sweetwater	(1,630)	12/99	(5)	8/00	5-40 years
Summit Touchstone	(2,030)	1986	(5)	5/95	5-40 years
Summit Turtle Rock	(2,096)	1995	(5)	11/98	5-40 years
Summit Valleybrook	(405)	10/00-12/02		9/00	5-40 years
Summit Westwood	(2,791)	10/97-5/99		9/97	5-40 years

Total	$(159,536)

(1)	The aggregate cost for federal income tax purposes at December 31, 2002 is $808.2 million. The amounts reflected above represent amounts for real estate communities only.

(2)	Encumbered by fixed rate mortgage of $133.9 million.

(3)	Encumbered by fixed rate mortgage of $8.0 million.

(4)	Collateral for $10.8 million of letters of credit which serve as collateral for $10.6 million in tax-exempt bonds.

(5)	Property purchased; date reflects year construction was completed.

(6)	Includes buildings, building improvements, furniture, fixtures and equipment.

(7)	Community was presented in two phases in prior years. Date acquired represents date first phase was acquired. Date of construction represents range from start of first phase to completion of second phase.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

REAL ESTATE AND ACCUMULATED DEPRECIATION
(Dollars in thousands)

A summary of activity for real estate assets and accumulated depreciation is as follows:

	Year Ended December 31,

	2002	2001	2000

REAL ESTATE ASSETS(1):
Balance at beginning of year	$1,266,068	$1,255,657	$1,135,008

Acquisitions	17,866	—	35,343
Improvements	6,417	9,478	8,582
Developments	130,291	152,137	158,180
Disposition of property	(157,404)	(151,204)	(81,456)

	(2,830)	10,411	120,649

Balance at end of year	$1,263,238	$1,266,068	$1,255,657

ACCUMULATED DEPRECIATION(1):
Balance at beginning of year	$155,242	$145,500	$127,803
Depreciation	39,282	38,746	36,436
Disposition of property	(34,988)	(29,004)	(18,739)

Balance at end of year	$159,536	$155,242	$145,500

(1)	Includes only apartment communities and does not include fixed assets used in property development, construction and management of apartment communities.