Form 10-Q
period 2003-03-31
SUMMIT PROPERTIES PARTNERSHIP L P
filed 2003-05-15
CIK 1034235

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ]     No [X]

SUMMIT PROPERTIES PARTNERSHIP, L.P.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUMMIT PROPERTIES PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per unit data)
(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Real estate assets:
Land and land improvements	$190,713	$177,166
Buildings and improvements	928,746	896,503
Furniture, fixtures and equipment	71,814	70,429

Total real estate assets	1,191,273	1,144,098
Less: accumulated depreciation	(154,843)	(145,922)

Net operating real estate assets	1,036,430	998,176
Net real estate assets — assets held for sale	90,558	106,096
Construction in progress	111,880	139,263

Net real estate assets	1,238,868	1,243,535
Cash and cash equivalents	2,265	2,353
Restricted cash	50,119	62,326
Investments in Summit Management Company and real estate joint ventures	11,505	5,392
Deferred financing costs, net of accumulated amortization of $7,555 in 2003 and $7,173 in 2002	6,157	6,008
Other assets	21,654	20,130
Other assets — assets held for sale	499	742

Total assets	$1,331,067	$1,340,486

LIABILITIES AND PARTNERS’ EQUITY
Liabilities:
Notes payable	$657,138	$652,288
Notes payable — assets held for sale	49,903	50,168
Accrued interest payable	5,775	4,937
Accounts payable and accrued expenses	32,488	35,713
Distributions payable	10,323	10,456
Security deposits and prepaid rents	2,218	2,265
Other liabilities — assets held for sale	184	248

Total liabilities	758,029	756,075

Partners’ common and preferred equity:
Series B preferred units — 3,400,000 issued and outstanding	82,713	82,713
Series C preferred units — 2,200,000 issued and outstanding	53,547	53,547
Partnership common units — 30,566,319 and 30,980,526 units issued and outstanding
General partner — 305,663 and 309,805 outstanding	5,099	5,213
Limited partners — 30,260,656 and 30,670,721 outstanding	431,679	442,938

Total partners’ equity	573,038	584,411

Total liabilities and partners’ equity	$1,331,067	$1,340,486

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per unit data)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenues:
Rental	$33,788	$32,810
Other property income	2,286	2,462
Interest	716	507
Other income	291	132
Gain and interest income on compensation plans	188	178

Total revenues	37,269	36,089

Expenses:
Property operating and maintenance expenses:
Personnel	2,892	2,708
Advertising and promotion	615	503
Utilities	1,921	1,710
Building repairs and maintenance	1,606	1,455
Real estate taxes and insurance	4,727	4,076
Depreciation	8,934	7,794
Property supervision	1,214	1,031
Other operating expenses	465	562

Total property operating and maintenance expenses	22,374	19,839
Interest	6,903	7,864
Amortization	382	305
General and administrative	1,600	1,757
Liability adjustment and gain on compensation plans	188	178

Total expenses	31,447	29,943

Income from continuing operations before income (loss) on equity investments	5,822	6,146

Income (loss) on equity investments:
Summit Management Company	(265)	21
Real estate joint ventures	(89)	64

Total income (loss) on equity investments	(354)	85

Income from continuing operations	5,468	6,231
Discontinued operations:
Income from discontinued operations	366	2,904
Gain on disposition of discontinued operations	3,136	—

Income from discontinued operations	3,502	2,904

Net income	8,970	9,135
Distributions to Series B preferred unitholders	(1,902)	(1,902)
Distributions to Series C preferred unitholders	(1,203)	(1,203)

SUMMIT PROPERTIES PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF EARNINGS — (Continued)
(Dollars in thousands, except per unit data)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Income available to common unitholders	5,865	6,030
Income available to common unitholders allocated to general partner	(59)	(60)

Income available to common unitholders allocated to limited partners	$5,806	$5,970

Per unit data:
Income from continuing operations — basic and diluted	$0.18	$0.20

Income from discontinued operations — basic and diluted	$0.11	$0.09

Net income — basic and diluted	$0.29	$0.30

Distributions to Series B preferred unitholders — basic and diluted	$(0.06)	$(0.06)

Distributions to Series C preferred unitholders — basic and diluted	$(0.04)	$(0.04)

Income available to common unitholders — basic	$0.19	$0.20

Income available to common unitholders — diluted	$0.19	$0.19

Distributions declared	$0.34	$0.48

Weighted average units — basic	30,755,631	30,681,527

Weighted average units — diluted	30,777,361	30,948,671

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Series B	Series C			Total
	Preferred	Preferred	General	Limited	Partners’
	Units	Units	Partner	Partner	Equity

Balance at December 31, 2002	$82,713	$53,547	$5,213	$442,938	$584,411
Distributions to common unitholders	—	—	(103)	(10,213)	(10,316)
Contributions from Summit Properties related to:
Repurchase of Summit’s common stock	—	—	(75)	(7,396)	(7,471)
Issuance of restricted stock grants	—	—	7	653	660
Netdown of restricted stock grants	—	—	(5)	(455)	(460)
Amortization of restricted stock grants	—	—	—	39	39
Interest earned on employee notes receivable	—	—	(3)	(249)	(252)
Repayment of employee notes receivable	—	—	6	556	562
Distributions to preferred unitholders			(31)	(3,074)	(3,105)
Net income	—	—	90	8,880	8,970

Balance at March 31, 2003	$82,713	$53,547	$5,099	$431,679	$573,038

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income	$8,970	$9,135
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) on equity investments	354	(85)
Gain on sale of real estate assets — discontinued operations	(3,136)	—
Depreciation and amortization	10,084	10,437
Amortization of deferred settlement on interest rate swap	(252)	—
Decrease (increase) in restricted cash	759	(227)
(Increase) decrease in other assets	(1,331)	669
Increase (decrease) in accrued interest payable	838	(919)
Decrease in accounts payable and accrued expenses	(3,796)	(3,040)
Decrease in security deposits and prepaid rents	(110)	(233)

Net cash provided by operating activities	12,380	15,737

Cash flows from investing activities:
Construction of real estate assets and land acquisitions	(17,160)	(25,820)
Proceeds from sale of real estate assets	30,009	10,307
Capitalized interest	(2,603)	(2,455)
Investment in real estate joint venture	(6,204)	(6,864)
Distribution from real estate joint venture	—	329
Recurring capital expenditures	(799)	(994)
Non-recurring capital expenditures	(220)	(754)
Corporate and other asset additions and office tenant improvements	(44)	(151)
Decrease in notes receivable	1	30

Net cash provided by (used in) investing activities	2,980	(26,372)

Cash flows from financing activities:
Net (repayments) borrowings on line of credit	(24,000)	27,000
Proceeds from issuance of mortgage debt	31,240	—
Repayments of mortgage debt	(1,369)	(1,427)
Repayments of tax exempt bonds	(220)	(280)
Payment of deferred financing costs	(585)	(46)
Distributions to common unitholders	(10,448)	(14,161)
Distributions to Series B preferred unitholders	(1,902)	(1,902)
Distributions to Series C preferred unitholders	(1,203)	(1,203)
Repayments of employee notes receivable	562	363
Increase in and interest on employee notes receivable	(252)	(227)
Contributions from Summit Properties related to:
Net proceeds from dividend reinvestment and stock purchase plans and exercise of stock options	—	2,965
Repurchase of common stock	(7,471)	—
Issuance of restricted stock awards	200	—

Net cash (used in) provided by financing activities	(15,448)	11,082

Net (decrease) increase in cash and cash equivalents	(88)	447
Cash and cash equivalents at beginning of period	2,353	1,814

Cash and cash equivalents at end of period	$2,265	$2,261

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$6,909	$9,974

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

Summit conducts all of its business through the Operating Partnership and its subsidiaries. As of March 31, 2003, Summit held 88.4% of our outstanding partnership interests, consisting of a 1% general partner interest and an 87.4% limited partner interest. Each common unit may be redeemed by the holder for cash equal to the fair value of a share of Summit’s common stock or, at our option, one share of common stock (subject to adjustment). We presently determine on a case-by-case basis whether we will cause Summit to issue shares of common stock in connection with a redemption of common units rather than paying cash. With each redemption of common units for common stock, Summit’s percentage ownership interest in the Operating Partnership will increase. Similarly, when Summit acquires a share of common stock under its common stock repurchase program or otherwise, it simultaneously disposes of one of our common units. In addition, whenever Summit issues shares of common stock for cash, Summit will contribute any resulting net proceeds to us and we will issue an equivalent number of common units to Summit.

Distributions to holders of common units are made to enable distributions to be made to Summit stockholders under Summit’s dividend policy. Federal income tax laws require Summit, as a REIT, to distribute 90% of its ordinary taxable income. We make distributions to Summit to enable it to satisfy this requirement.

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We have included all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year. You should read our December 31, 2002 audited financial statements and notes included in our Annual Report on Form 10-K in conjunction with these interim statements. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

Recently Adopted Accounting Pronouncements — In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 prospectively to all of Summit’s stock options granted, modified, or settled after January 1, 2003, as allowed by SFAS No. 148. The adoption of SFAS No. 148 did not have a material effect on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee entered into after January 1, 2003, a liability for the fair value of the obligation undertaken in issuing certain guarantees. The disclosure requirements, initial recognition and initial

SUMMIT PROPERTIES PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

measurement provisions of this Interpretation are currently effective and did not affect our financial position and results of operations for the three months ended March 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation requires that variable interest entities created after January 31, 2003, and variable interest entities in which an interest is obtained after that date, be evaluated for consolidation into an entity’s financial statements. This interpretation also applies, beginning July 1, 2003 for us, to all variable interest entities in which we hold an interest that was acquired before February 1, 2003. The adoption of the currently applicable provisions of FIN 46 did not affect our financial position or results of operations for the three months ended March 31, 2003 and we are still evaluating the impact of those provisions not yet applicable.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. SFAS No. 149 amends SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group process. This Statement also contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements”, and SFAS No. 65, “Accounting for Certain Mortgage Banking Activities”, SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, SFAS No. 95, “Statement of Cash Flows”, and SFAS No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities”. We are currently evaluating the effect of this pronouncement on our financial position and results of operations.

Per Unit Data — Basic earnings per common unit is computed based upon the weighted average number of common units outstanding during the respective period. The difference between “basic” and “diluted” weighted average common units is the dilutive effect of Summit’s stock-based compensation outstanding. There were 21,730 and 267,144 units added to basic weighted average common units outstanding for the three months ended March 31, 2003 and 2002, respectively. Dilution caused by this stock-based compensation had no effect on income available to common unitholders per unit for the three months ended March 31, 2003 and decreased income available to common unitholders per unit by $0.01 for the three months ended March 31, 2002.

Stock-Based Compensation — Summit has a Stock Option and Incentive Plan and an Employee Stock Purchase Plan (“ESPP”) which are described more fully in Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. Through December 31, 2002, we applied APB No. 25 and related interpretations in accounting for Summit’s stock options and ESPP. Accordingly, no compensation cost has been recognized for Summit’s stock options granted or shares issued under the ESPP during the three months ended March 31, 2002. The ESPP was suspended effective July 2, 2002. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 prospectively to all stock options granted, modified or settled after January 1, 2003 as allowed by

SUMMIT PROPERTIES PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

SFAS No. 148. The following table reflects the effect on net income and earnings per share had the fair value based method been applied to all options granted in each year (in thousands, expect per share amounts):

	2003	2002

Net income as reported	$8,970	$9,135
Stock-based compensation determined under fair value based method	—	1,381

Pro forma net income	$8,970	$7,754

Net income per share as reported — basic and diluted	$0.29	$0.30
Pro forma net income per share — basic and diluted	$0.29	$0.25

2.	REAL ESTATE JOINT VENTURES

We own a 25% equity interest in a joint venture named Station Hill, LLC (“Station Hill”), in which we and Hollow Creek, LLC, a subsidiary of a major financial services company, are members. Station Hill currently owns four communities and is accounted for under the equity method of accounting and, therefore, our 25% equity interest is presented in “Income (loss) on equity investments: Real estate joint ventures” in our consolidated statements of earnings.

The following are condensed balance sheets as of March 31, 2003 and December 31, 2002 and statements of earnings for the three months ended March 31, 2003 and 2002 for Station Hill. The balance sheets and statements of earnings set forth below reflect the financial position and operations of Station Hill in its entirety, not just our interest in the joint venture (in thousands).

	Balance Sheets

	March 31,	December 31,
	2003	2002

Real estate assets, net	$71,576	$72,255
Cash and cash equivalents	830	370
Other assets	299	373

Total assets	$72,705	$72,998

Mortgages payable	$58,521	$58,731
Other liabilities	816	580
Partners’ capital	13,368	13,687

Total liabilities and partners’ capital	$72,705	$72,998

	Statements of Earnings

	Three Months Ended
	March 31,

	2003	2002

Revenues	$2,369	$2,554

Expenses:
Property operating	953	916
Depreciation and amortization	765	731
Interest	981	995

Total expenses	2,699	2,642

Net loss	$(330)	$(88)

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

On May 25, 2001, we contributed $4.2 million for a 29.78% interest in a joint venture named SZF, LLC, which owns substantially all of the interests in a limited liability company that is developing, through a third-party contractor, an apartment community in Miami, Florida. The community will consist of 323 apartment homes and approximately 17,500 square feet of office/retail space. The limited liability company has also acquired an adjacent piece of land. The construction costs are being funded through the equity that the joint venture contributed to the limited liability company and by a loan to that company from an unrelated third party. In the event that construction costs exceed the construction loan amount, we have agreed to advance the amount required to fund such costs in excess of the construction loan. These advances accrue a preferential return at the rate of eleven percent (11%) per year to be paid from the distributions from the joint venture. The preferred return will not be recognized until the community has earnings or gains to fund such a return. As of March 31, 2003, we had advanced $8.4 million to SZF, LLC. This joint venture is accounted for under the equity method of accounting. The balance sheet and income statement information for SZF, LLC is not material to our consolidated financial statements taken as a whole.

In 2002, we entered into two separate joint ventures with a major financial services institution (the “investor member”) to redevelop Summit Roosevelt, formerly the Hadleigh apartment hotel and Summit Grand Parc, formerly the United Mine Workers Building, both located in Washington, D.C., in a manner to permit the use of federal rehabilitation income tax credits. The investor member will contribute approximately $6.6 million for Summit Roosevelt and approximately $2.2 million for Summit Grand Parc in equity to fund a portion of the total estimated costs for the respective communities and will receive a preferred return on these capital investments and an annual asset management fee with respect to each community. As of March 31, 2003, the investor member had contributed $400,000 for Summit Roosevelt and $200,000 for Summit Grand Parc. The investor member is obligated to fund the balance of its investment in each joint venture after such events as completion of the redevelopment and final certification of the historic renovations by the National park Service with respect to the related community. If the certifications are not completed to the satisfaction of the investor member, then the investor member will be released from its obligations to fund its remaining investment in that joint venture and would be entitled to a refund of any funds previously invested in that joint venture, as well as an agreed upon return of such previously invested funds. In such an event, we would expect to replace either of these equity investments with funds from other financing sources. The investor members’ interests in the joint ventures are subject to put/call rights during the sixth and seventh years after the respective communities are placed in service. These joint ventures are consolidated into our financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

3.	COMMUNITY DISPOSITIONS

On March 5, 2003, we sold an apartment community formerly known as Summit Fairways (240 apartment homes) located in Orlando, Florida for $18.8 million as part of our strategy to exit our non-core markets. The disposition of Summit Fairways resulted in the recognition of a gain on sale of $3.1 million. The net proceeds of $18.3 million were used to reduce amounts outstanding under our unsecured credit facility.

Subsequent to March 31, 2003, on April 15, 2003, we sold an apartment community formerly known as Summit Turtle Rock (see Note 14).

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” net income and gain (loss) on disposition of real estate for communities sold or considered held for sale after December 31, 2001 are reflected in our consolidated statements of earnings as “discontinued operations” for all periods presented. In addition, we have separately reflected the assets and liabilities of these communities as “Net real estate assets — assets held for sale,” “Other assets — assets held for sale,” “Notes payable — assets held for sale,” and “Other liabilities — assets held for sale” in the balance sheets for all periods presented. As of March 31, 2003, in addition to the former Summit Turtle Rock, two other communities, Summit Camino Real and Summit Buena Vista (a total of 1,179 apartment homes located in Dallas, Texas), met the criteria outlined in SFAS No. 144 for classification as held for sale. The revenues and net income (excluding allocation of corporate overhead) of these three communities represented 7.6% and 2.2%, respectively, of total revenues and net income for the three months ended March 31, 2003.

Below is a summary of discontinued operations for Summit Fairways, Summit Turtle Rock, Summit Camino Real and Summit Buena Vista. The information for the three months ended March 31, 2002 includes the four communities to which reference is made above as well as seven of the eight communities sold during the year ended December 31, 2002 (in thousands). The eighth community was considered held for sale prior to December 31, 2001 and, therefore, is included in income from continuing operations in accordance with SFAS No. 144.

	Three Months
	Ended March 31,

	2003	2002

Property revenues:
Rental revenues	$3,318	$8,985
Other property revenue	206	609

Total property revenues	3,524	9,594
Property operating and maintenance expenses	1,562	3,512
Depreciation	752	1,983
Interest and amortization	844	1,195

Income from discontinued operations before net gain on disposition of discontinued operations	366	2,904
Gain on disposition of discontinued operations	3,136	—

Income from discontinued operations	$3,502	$2,940

SUMMIT PROPERTIES PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

4.	NOTES PAYABLE

As of March 31, 2003, the outstanding balance of our $225.0 million credit facility was $120.0 million.

On March 31, 2003, we obtained a $31.2 million fixed rate mortgage note collateralized by Summit Doral. This mortgage note bears interest at 5.17% and matures on April 1, 2013. This loan requires monthly principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity.

5.	DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to capital market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We generally do not utilize derivative financial instruments for trading or speculative purposes.

On June 13, 2002, we terminated an interest rate swap with a $30.0 million notional amount. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, as a result of the termination, we de-designated the $30.0 million swap as a fair value hedge against certain fixed rate debt. We will amortize as a reduction of interest expense $1.5 million, which represents the difference between the par value and carrying amount of the fixed-rate debt obligation, over the remaining term of the debt obligation, which matures on December 15, 2003.

On June 14, 2002, we entered into an interest rate swap with a notional amount of $50.0 million, relating to $50.0 million of 7.20% fixed rate notes issued under our MTN program. Under the interest rate swap agreement, through the maturity date of August 15, 2007, (a) we have agreed to pay to the counterparty the interest on a $50.0 million notional amount at a floating interest rate of three-month LIBOR plus 241.75 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate of the underlying debt obligation. The floating rate as of March 31, 2003 was 3.7575%. The fair value of the interest rate swap was an asset of $3.9 million as of March 31, 2003. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded in “Other assets” in the accompanying balance sheets. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under SFAS No. 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

6.	RESTRICTED STOCK

During the three months ended March 31, 2003, Summit issued 33,342 shares of unrestricted stock valued at $660,000 to employees under its 1994 Stock Option and Incentive Plan. These shares were issued pursuant to stock award agreements entered into with certain of Summit’s employees dated February 6, 2002 (the “2002 Stock Grants”) and represent 15% of the total 222,280 shares of common stock that may be received by these employees under the stock award agreements. The remaining shares will be issued based on the following schedule of dates and percentages: an additional 20% on each of March 1, 2004, 2005 and 2006 and the final 25% on March 1, 2007. The respective employee will receive the applicable number of shares on each date if he or she continues to be employed by Summit on such date, or earlier upon his or her death or disability or upon a “change of control” of Summit. Employees surrendered 12,589 shares of stock during the three months ended March 31, 2003 to satisfy the income tax liability related to the 2002 Stock Grants. Employees surrendered an additional 12,772 shares during the three months ended March 31, 2003 to satisfy the income tax liability related to shares of restricted stock granted prior to January 1, 2003 which vested during the current period.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

7.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the three months ended March 31, 2003 and 2002 were as follows:

A.	We accrued distributions payable in the amounts of $10.3 million as of March 31, 2003 and $14.6 million as of March 31, 2002.

B.	Summit issued 33,342 shares of unrestricted stock valued at $660,000 under its 1994 Stock Option and Incentive Plan during the three months ended March 31, 2003. Summit issued 442 shares of restricted stock valued at $10,000 during the three months ended March 31, 2002 under this plan. During the three months ended March 31, 2003, employees surrendered 25,361 shares valued at $460,000 to satisfy the income tax liability related to the issuance of shares of unrestricted stock and vesting of restricted stock. During the three months ended March 31, 2002, employees surrendered 13,793 shares valued at $326,000 to satisfy the income tax liability related to the vesting of restricted stock.

C.	Summit issued 2,842 shares of common stock in exchange for 2,842 common units of limited partnership interest in the Operating Partnership valued at $62,000 during the three months ended March 31, 2002.

8.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2003, we were party to a real estate purchase agreement with a third-party real estate developer. Under the terms of the agreement, we agreed to purchase upon completion a “Class A” mixed-use community, which is called Summit Brickell, and is located in Miami, Florida. Summit Brickell has 405 apartment homes and approximately 18,000 square feet of retail space. We purchased Summit Brickell on May 6, 2003 (see Note 14).

During 2002, we completed the development of Summit Brookwood, a 359-unit apartment community located in Atlanta, Georgia. As of March 31, 2003, we are the lessee under a land lease related to the land on which Summit Brookwood was constructed. We have exercised our purchase option under the land lease to purchase the related land for $10.6 million. We expect to finalize the purchase of the land at Summit Brookwood during 2003 using cash as consideration.

The estimated cost to complete the four development projects currently under construction was $63.6 million as of March 31, 2003. Anticipated construction completion dates of the projects range from the third quarter of 2003 to the third quarter of 2005.

As collateral for performance on contracts and as credit guarantees to banks and insurers, we were contingently liable under standby letters of credit in the aggregate amount of $20.2 million as of March 31, 2003. Upon the purchase of Summit Brickell on May 6, 2003 (see Note 14), the related $13.0 million letter of credit was released.

We have agreed to advance the amount required to fund costs in excess of the construction loan related to the community which is being developed by SZF, LLC, a joint venture in which we own a 29.78% interest (see Note 2). As of March 31, 2003, we had funded $8.4 million to SZF, LLC.

As of March 31, 2003, we carried terrorism insurance on all communities that serve as collateral for mortgage debt, as well as on two communities which do not serve as collateral for mortgage debt, but which are located in Washington, D.C. As of May 1, 2003, we carry terrorism insurance on all communities. The terrorism insurance is subject to coverage limitations, which we believe are commercially reasonable. No assurance can be given that material losses in excess of insurance proceeds will not occur in the future, or that insurance coverage for acts of terrorism will be available in the future.

SUMMIT PROPERTIES PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Summit has employment agreements with two of its former executive officers, both of whom resigned from such executive positions, but who remain as employees and have agreed to provide various services to us from time to time through December 31, 2011. Each employment agreement requires that Summit pay to the former officers a base salary aggregating up to $2.1 million over the period from July 1, 2001 to December 31, 2011 (beginning with calendar year 2002, up to $200,000 on an annual basis). Each employment agreement also requires that Summit provide participation in Summit’s life insurance plan, office space, information systems support and administrative support for the remainder of each employee’s life, and participation in Summit’s health and dental insurance plans until the last to die of the employee or such employee’s spouse. Either party can terminate the employment agreements, effective 20 business days after written notice is given. The full base salary amount due shall be payable through 2011 whether or not the agreements are terminated earlier in accordance with their terms.

We are subject to a variety of claims and suits that arise in the ordinary course of business, including actions with respect to contracts and cases in which claims have been brought against us by current and former employees, residents, independent contractors and vendors. While the resolution of these matters cannot be predicted with certainty, we believe that the final outcome of such matters will not be material to our financial position or results of operations. If we determine that a loss is probable to occur, the estimated amount of that loss would be recorded in the financial statements.

We are a party to a number of agreements and contracts to which we may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in contracts into which we enter, under which we customarily agree to hold the other party harmless against certain losses arising from breaches of representations, warranties and/or covenants related to such matters as, among others, title to assets, specified environmental matters, qualification to do business, due organization, non-compliance with restrictive covenants, laws, rules and regulations, maintenance of insurance and payment of tax bills due and owing. Additionally, with respect to retail and office lease agreements we enter into as landlord, we may also indemnify the other party against damages caused by our willful misconduct or negligence associated with the operation and management of the building. These indemnities are typical in the industry and are in accordance with general customs. We believe that if we were to incur a loss in any of these matters, such loss should not have a material effect on our financial condition or results of operations. Historically, payments made with regard to these agreements have not had a material effect on our financial condition or results of operations.

9.	BUSINESS SEGMENTS

We develop, operate and acquire primarily “Class A” luxury apartment communities primarily located in markets which we believe have high growth potential. All of our communities target middle to upper income, prestige-conscious residents who expect outstanding service and the latest in apartment design technology, as well as convenience. Our communities provide amenities such as swimming pools, clubhouses, exercise rooms and “Peak Services.” Peak Services may include, but are not limited to, Same Day Maintenance Service and Emergency Maintenance available 24 hours a day, business services, package acceptance and delivery, a video library and loaner living accessories. All of our communities market themselves through media advertising. Due to the similarities of our communities and their similar economic characteristics as exhibited through similar long-term financial performance, our communities have been aggregated into one reportable segment as allowed in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

10.	PREFERRED UNITS

As of March 31, 2003, we had outstanding 3.4 million preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units. We may redeem these preferred units on or after April 29, 2004 for cash at a redemption price equal to the holder’s capital account,

SUMMIT PROPERTIES PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

or at our option, shares of Summit’s 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock, or a combination of cash and shares of Summit’s 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock. Holders of the Series B preferred units have the right to exchange these preferred units for shares of Summit’s Series B preferred stock on a one-for-one basis, subject to adjustment: (a) on or after April 29, 2009, (b) if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes. Distributions on the Series B preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series B preferred units in the aggregate amount of $1.9 million during each of the three months ended March 31, 2003 and 2002.

As of March 31, 2003, we had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. We may redeem the preferred units on or after September 3, 2004 for cash at a redemption price equal to the holder’s capital account. The holder of the Series C preferred units have the right to exchange these preferred units for shares of Summit’s Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceed 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $1.2 million during each of the three months ended March 31, 2003 and 2002.

11.	COMMON STOCK REPURCHASE PROGRAM

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

	Number of	Value of	Average Price
	Shares	Shares	of Shares
	Repurchased	Repurchased	Repurchased

Year ended December 31, 2000	279,400	$5,533	$19.80
Year ended December 31, 2001	8,800	197	22.39
Year ended December 31, 2002	151,300	2,666	17.62
Three months ended March 31, 2003	422,200	7,471	17.70

Total as of March 31, 2003	861,700	$15,867	$18.41

Summit had $40.1 million of remaining availability for repurchases under the program as of March 31, 2003.

12.	EMPLOYEE LOAN PROGRAM

Summit has a loan program under which it loaned amounts to certain of its executive officers and other qualified employees to (a) finance the purchase of Summit’s common stock on the open market at then-current market prices, (b) finance the payment of the exercise price of one or more stock options to purchase shares of Summit’s common stock, or (c) finance the annual tax liability or other expenses of an executive

SUMMIT PROPERTIES PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

officer related to the vesting of shares of common stock which constitute a portion of a restricted stock award granted to the executive officer. As a result of recent legislation, Summit is no longer permitted to make loans to its executive officers and, therefore, new issuances under the loan program have been terminated. The relevant officer or employee has executed a promissory note and security agreement related to each loan extended. Each outstanding note bears interest at a rate established on the date of the note, is full recourse to the officers and employees and is collateralized by the shares of Summit’s common stock which are the subject of the loans. If the market price of Summit’s common stock falls materially below the price at which the shares of stock were purchased, the proceeds of the sale of the common stock may not be sufficient to repay the loan. The closing market price of Summit’s common stock was $18.50 per share on March 31, 2003. At that share price, the proceeds from the shares that serve as collateral for the loans are not sufficient to repay the loans in full. As of March 31, 2003, we had loans receivable in the net amount of $19.2 million which were collateralized by 933,000 shares of Summit’s common stock valued at $17.3 million. However, since the loans are full recourse, we have the right to collect any additional amount owed directly from the officer or employee to the extent such officer or employee is able to pay such amount.

13.	DIVIDEND REINVESTMENT PLAN

Summit has a dividend reinvestment and direct stock purchase plan (“DRIP”). Direct stock purchases under the DRIP were suspended effective October 31, 2002 and dividend reinvestment under the DRIP was suspended effective November 15, 2002. The DRIP provided both new investors and existing shareholders of Summit’s stock with a method to purchase shares of common stock and/or the ability for those shareholders to designate all, a portion or none of the cash dividends on shares of Summit’s common stock owned for reinvestment in more shares of common stock. On May 1, 2003, Summit filed a registration statement under which it registered an additional 4.0 million shares that may be issued under the DRIP when Summit resumes operation of the plan.

14.	SUBSEQUENT EVENTS

On April 15, 2003, we sold an apartment community formerly known as Summit Turtle Rock (250 apartment homes) located in San Antonio, Texas for $18.3 million as part of our strategy to exit our non-core markets. The net proceeds of $8.0 million (net of a prepayment penalty on early extinguishment of debt) were placed into escrow in accordance with like-kind exchange rules and regulations and are expected to be used to fund development and/or acquisition activities. We expect to recognize a gain on the disposition of Summit Turtle Rock.

On May 6, 2003, we purchased certain assets of Brickell Grand Inc. including the community known as Summit Brickell, certain real estate assets and a note receivable from the developer, for $59.4 million using a combination of proceeds from the sale of communities which were held in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations, and borrowings under our unsecured credit facility. The developer is entitled to receive bonus payments based on the operating performance of the community during any period of six months selected by the seller and ending no later than December 31, 2005. Such bonus payments will be applied to the note receivable and any unpaid amounts under the note receivable are due and payable on February 15, 2006. At the time of purchase, Summit Brickell was subject to a claim of lien in the amount of $4.1 million filed by the general contractor. Brickell Grand Inc. has assigned all of its potential counterclaims against the general contractor to us. We expect to negotiate a final settlement of the lien and any counterclaims with the general contractor. No assurance can be given that a resolution will be reached in a timely manner. Once resolved, we expect to satisfy the lien obligation, if any, using borrowings under our unsecured credit facility.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “assume” and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. In addition, information concerning the following are forward-looking statements:

•	the future operating performance of stabilized communities;

•	expected national and regional economic and real estate market conditions;

•	the proposed development, acquisition or disposition of communities, including our strategy to exit our Texas markets and increase our presence in Washington, D.C. and Southeast Florida;

•	anticipated construction commencement, completion, lease-up and stabilization dates; and

•	estimated development costs.

You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	economic conditions generally and the real estate market specifically, including changes in occupancy rates, market rents and rental rate concessions, the continuing deceleration of economic conditions in our markets, and the failure of national and local economic conditions to rebound in a timely manner;

•	changes in job growth, household formation and population growth in our markets;

•	uncertainties associated with our development activities, including the failure to obtain zoning and other approvals, actual costs exceeding our budgets, construction material defects and increases in construction costs;

•	the failure of investments to yield expected results;

•	the failure to sell communities marketed for sale, including our Texas communities, or to sell these communities in a timely manner or on favorable terms;

•	the failure to locate favorable opportunities for investment in our core markets;

•	construction delays due to the unavailability of materials, weather conditions or other delays;

•	potential environmental liabilities and related property damages, costs of investigation and remediation, and liability to third parties;

•	competition, which could limit our ability to secure attractive investment opportunities, lease apartment homes, or increase or maintain rents;

•	supply and demand for apartment communities in our current market areas, especially our core markets described below;

•	availability and cost of financing and access to cost-effective capital;

•	the inability to refinance existing indebtedness or to refinance existing indebtedness on favorable terms;

•	changes in interest rates;

•	legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts (“REITs”);

•	changes in accounting principles generally accepted in the United States of America (“GAAP”), or policies and guidelines applicable to REITs; and

•	those factors discussed below and in the sections entitled “Results of Operations for the Three Months Ended March 31, 2003 and 2002” on page 21 of this report, “Operating Performance of Our Same-Property Communities” beginning on page 23 of this report, “Operating Performance of Our Communities in Lease-up” beginning on page 25 of this report, “Factors Affecting the Performance of Our Development Communities” beginning on page 30 of this report and “Commitments and Contingencies” beginning on page 31 of this report.

You should consider these risks and uncertainties in evaluating forward-looking statements and you should not place undue reliance on forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this report. We do not undertake to update these forward-looking statements. You should read the following discussion in conjunction with our unaudited consolidated financial statements and notes, which accompany this report, and our audited financial statements for the year ended December 31, 2002 and the related notes included in our Annual Report on Form 10-K.

We focus on the operation, development and acquisition of primarily “Class A” luxury apartment communities located throughout the Southeast and Mid-Atlantic United States, as well as in Texas. We focus our efforts in five core markets consisting of Atlanta, Charlotte, Raleigh, Southeast Florida and Washington, D.C. While we currently operate in Texas as well, we intend to exit our Texas markets and use the sales proceeds from those communities primarily to increase our presence in the Southeast Florida and Washington, D.C. markets. Because we focus on five core markets, changes in local economic and market conditions in these markets may significantly affect our current operations and future prospects.

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with GAAP. A summary of our significant accounting policies is disclosed in Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As an owner, operator and developer of apartment communities, our critical accounting policies are related to rental revenue recognition, cost capitalization and asset impairment evaluation.

We lease our residential properties under operating leases with terms of generally one year or less. Rental revenue is recognized on the accrual method of accounting as earned, which is not materially different from revenue recognition on a straight-line basis. We lease our office and retail space under operating leases with terms ranging from two to ten years. Rental revenue for office and retail space is recognized on a straight-line basis over the lives of the respective leases. It is our policy to reduce rental revenue by the amount of rent receivable from those residents whose payments are more than 30-days past due following move-out. We have recorded an allowance for uncollectible rent in the accompanying balance sheets for such items.

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

We capitalize interest, the cost of our development efforts directly related to apartment construction, and certain operational costs for communities under construction and in lease-up. Interest costs are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” based on the ratio of those units available for rental to the total number of units in the community and depreciated over the lives of the constructed assets. We capitalize the cost of our development department efforts to projects currently under construction, currently at a rate of 3.0% of such construction assets. Such costs are then depreciated over the lives of the constructed assets upon their completion. We treat each unit in an apartment community separately for capitalization and expense recognition purposes. This results in a proration of interest and operational costs in a development community between costs that are capitalized or expensed. As units become available for their intended use, we cease capitalization of interest and operational costs on those units based on the ratio of those available for rental to the total number of units in the community.

We capitalize pre-development costs incurred in pursuit of development opportunities. These fees primarily include legal and design fees and related overhead costs. In the event that our team of executive officers comprising the Asset Allocation Committee determines that it is not probable that we will proceed with the pursuit of a particular development project, we record a charge to expense to write down the project to its estimated recoverable amount, if any.

We record our real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjust the carrying value of those assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Assets to be disposed of are recorded at the lower of carrying amount or fair value less cost to sell.

HISTORICAL RESULTS OF OPERATIONS

Our income from continuing operations is generated primarily from operations of our apartment communities. The changes in operating results from period to period reflect changes in existing community performance and changes in the number of apartment homes due to development, acquisition, or disposition of communities. Where appropriate, comparisons are made on a “same-property communities” (which we formerly referred to as “fully stabilized communities”), “acquisition communities,” “stabilized development communities,” “communities in lease-up” and “disposition communities” basis in order to adjust for changes in the number of apartment homes.

A community that we have acquired is deemed “same-property” when we have owned it for one year or more as of the beginning of the current year. A community that we have developed is deemed “same-property” when stabilized for at least one year as of the beginning of the current year. A community is deemed to be a “stabilized development” community when stabilized as of the beginning of the current year but not the entire prior year. We consider a community to be “stabilized” when it has attained a physical occupancy level of at least 93%. An acquisition community is one that was acquired less than twelve months before the beginning of the current year. A community in “lease-up” is defined as one that has commenced rental operations but was not stabilized as of the beginning of the current year.

A community’s average physical occupancy is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the community, expressed as a percentage. Average physical occupancy has been calculated using the average of the occupancy that existed on Sunday during each week of the period. Average rent per occupied apartment home represents collected rent per occupied apartment home. Our methodology for calculating average physical occupancy and average rent per occupied apartment home may differ from the methodology used by other apartment companies and, accordingly, may not be comparable to other apartment companies.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

We have experienced weakening apartment fundamentals due to the downturn in the national economy as well as declining economic conditions in our core markets. Local demand for apartment homes has deteriorated due to lower job growth and/or more job losses, primary drivers of apartment demand. This decrease in demand has led to lower rental rates and higher concessions. Additionally, the favorable interest rate environment has produced record home sales which, when combined with the slowing economy, has depleted the number of prospective residents. The favorable interest rate environment has also provided the opportunity for developers to continue to add to the supply of apartments in our core markets. Although the current economic environment is unpredictable, we expect these trends to continue throughout 2003.

Net income decreased to $9.0 million for the three months ended March 31, 2003 to $9.1 million for the three months ended March 31, 2002. Income from continuing operations decreased to $5.5 million for the three months ended March 31, 2003 from $6.2 million for the three months ended March 31, 2002. The decrease is primarily due to a reduction in property operating income from continuing operations of $593,000. Property operating income is defined as rental and other property revenues less property operating and maintenance expense.

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

Operating Performance of Our Portfolio of Communities

A summary of our apartment homes (excluding unconsolidated joint ventures) for the three months ended March 31, 2003 and 2002 is as follows:

	2003	2002

Apartment homes at January 1 of the year	15,428	16,739
Apartment homes sold during the period	(240)	—
Developments which began rental operations during the period	502	761

Apartment homes at March 31 of the year	15,690	17,500

The operating performance of our communities (inclusive of continuing and discontinued operations and excluding unconsolidated joint ventures) for the three months ended March 31, 2003 and 2002 and a reconciliation of property operating income to net income is summarized below (dollars in thousands):

	Three Months Ended March 31,

	2003	2002	% Change

Property revenues:
Same-property communities	$33,507	$35,595	-5.9%
Acquisition communities	584	—	100.0%
Stabilized development communities	3,258	2,308	41.2%
Communities in lease-up	1,822	40	4455.0%
Disposition communities	427	6,923	-93.8%

Total property revenues	39,598	44,866	-11.7%

Property operating and maintenance expenses:
Same-property communities	12,733	12,140	4.9%
Acquisition communities	250	—	100.0%
Stabilized development communities	1,057	977	8.2%
Communities in lease-up	788	90	775.6%
Disposition communities	174	2,350	-92.6%

Total property operating and maintenance expense	15,002	15,557	-3.6%

Property operating income (loss):
Same-property communities	20,774	23,455	-11.4%
Acquisition communities	334	—	100.0%
Stabilized development communities	2,201	1,331	65.4%
Communities in lease-up	1,034	(50)	2168.0%
Disposition communities	253	4,573	-94.5%

Total property operating income	24,596	29,309	-16.1%
Interest and other income	1,007	639	57.6%
Depreciation expense (continuing and discontinued operations)	(9,686)	(9,777)	-0.9%
Interest and amortization expense (continuing and discontinued operations)	(8,129)	(9,364)	-13.2%
General and administrative expense	(1,600)	(1,757)	-8.9%
(Loss) income on equity investments	(354)	85	-516.5%
Gain on sale of real estate assets	3,136	—	100.0%

Net income	$8,970	$9,135	-1.8%

Operating Performance of Our Same-Property Communities

The operating performance of our same-property communities for the three months ended March 31, 2003 and 2002 is summarized below (dollars in thousands, except average rent per occupied apartment home):

	Three Months Ended March 31,

	2003	2002	% Change

Property revenues:
Rental	$31,361	$33,183	-5.5%
Other	2,146	2,412	-11.0%

Total property revenues	33,507	35,595	-5.9%

Property operating and maintenance expenses:
Personnel	2,714	2,633	3.1%
Advertising and promotion	458	450	1.8%
Utilities	1,776	1,690	5.1%
Building repairs and maintenance	1,599	1,477	8.2%
Real estate taxes and insurance	4,634	4,347	6.6%
Property supervision	1,078	992	8.7%
Other operating expense	474	551	-13.9%

Total property operating and maintenance expenses	12,733	12,140	4.9%

Property operating income	$20,774	$23,455	-11.4%

Average physical occupancy	94.4%	93.4%	1.0%

Average rent per occupied apartment home	$892	$948	-5.9%

Number of apartment homes	12,761	12,761

Number of apartment communities	41	41

For the three-month period ended March 31, 2003, property revenues declined due to weakening fundamentals in our markets primarily driven by (a) a decline in job growth and/or an increase in job losses, (b) the growth of the single family home market in the low interest rate environment causing apartments to re-price at lower rates to remain competitive, (c) residents leaving our communities to purchase homes in the low interest rate environment, and (d) new supply of apartment homes added to our core markets by builders benefiting from low interest rates. Concessions at our same-property communities increased by $1.2 million, or 32.0% in 2003 when compared to 2002. The current level of concessions offered to residents in our markets during the quarter ranged from zero to three months of free rent, and we expect concessions to continue throughout 2003.

Repairs and maintenance expenses increased $122,000, or 8.2%, and utility costs increased by $86,000, or 5.1% in 2003 when compared to 2002 primarily due to winter weather related repair and cleanup costs. Insurance costs increased by $266,000, or 89.7% during the three months ended March 31, 2003 when compared to the same period in 2002 due to an increase in insurance rates with our May 2002 renewal as well as obtaining terrorism insurance on certain of our communities. As a percentage of total property revenue, total property operating and maintenance expenses increased to 38.0% for the three months ended March 31, 2003 from 34.1% for the three months ended March 31, 2002. We expect that property operating income for our same-property pool of communities may continue to decline for the remainder of 2003 based on what we believe to be reasonable assumptions as to future economic conditions and the quantity of competitive supply expected in our markets. However, there can be no assurance that actual results will not differ from this assumption, especially due to the unpredictable nature of the current economy.

Operating Performance of Our Acquisition Community

On July 1, 2002, we acquired a stabilized, luxury apartment community in the Galleria sub-market of Dallas, Texas for cash in the amount of $17.7 million. The community, known as Summit San Raphael, was constructed in 1999. The operating performance of Summit San Raphael for the three months ended March 31, 2003 and 2002 is summarized below (dollars in thousands, except average rent per occupied apartment home):

	Three Months
	Ended
	March 31,

	2003	2002

Property revenues:
Rental	$559	$—
Other	25	—

Total property revenues	584	—
Property operating and maintenance expenses	250	—

Property operating income	$334	$—

Average physical occupancy	98.5%	—

Average rent per occupied apartment home	$858	—

Number of apartment homes	222	—

Operating Performance of Our Stabilized Development Communities

Summit Crest, Summit Overlook, Summit Peachtree and Summit Shiloh are considered stabilized development communities as of March 31, 2003. The operating performance of these four communities for the three months ended March 31, 2003 and 2002 is summarized below (dollars in thousands, except average rent per occupied apartment home):

	Three Months
	Ended March 31,

	2003	2002

Property revenues:
Rental	$3,088	$2,143
Other	170	165

Total property revenues	3,258	2,308
Property operating and maintenance expenses	1,057	977

Property operating income	$2,201	$1,331

Average physical occupancy	95.4%	64.4%

Average rent per occupied apartment home	$780	$813

Number of apartment homes	1,389	1,389

Operating Performance of Our Communities in Lease-up

A summary of the five communities in lease-up during the three months ended March 31, 2003 is as follows (dollars in thousands):

					First
					Quarter
		Total	Actual/		2003	% Leased
	Number of	Actual/	Anticipated		Average	as of
	Apartment	Estimated	Construction	Anticipated	Physical	March 31,
Community	Homes	Cost	Completion	Stabilization	Occupancy	2003

Summit Brookwood — Atlanta, GA	359	$44,536	Q4 2002	Q3 2003	62.0%	76.6%
Summit Grand Parc — Washington, D.C.(1)	105	43,508	Q4 2002	Q3 2003	12.7%	30.5%
Summit Valleybrook — Philadelphia, PA	352	37,579	Q4 2002	Q3 2003	61.0%	70.7%
Summit Roosevelt — Washington, D.C.	198	46,254	Q1 2003	Q1 2004	10.3%	24.2%
Summit Stockbridge — Atlanta, GA(2)	304	23,600	Q3 2003	Q2 2004	18.7%	35.0%

	1,318	$195,477

(1)	Summit Grand Parc was completed during the fourth quarter of 2002. Stabilization, occupancy and percent leased information in the table above represents data for the apartment homes only. The 12,500 square feet of commercial space at Summit Grand Parc was 86% leased and occupied as of March 31, 2003.

(2)	The related assets of this property are included in the “Construction in progress” category as of March 31, 2003.

The actual stabilization dates for our communities in lease-up may be later than anticipated if economic conditions in the relevant markets continue to decline or do not recover in a timely manner. The rental rates that we charge may also be less than expected, and we may need to continue to offer rent concessions to residents.

The operating performance of our lease-up communities for the three months ended March 31, 2003 and 2002 is summarized below (dollars in thousands):

	Three Months
	Ended March 31,

	2003	2002

Property revenues:
Rental	$1,709	$12
Other	113	28

Total property revenues	1,822	40
Property operating and maintenance expenses	788	90

Property operating income (loss)	$1,034	$(50)

Number of apartment homes	1,318	1,318

Operating Performance of Our Disposition Communities

During the three months ended March 31, 2003, we sold one apartment community formerly known as Summit Fairways (240 apartment homes) located in Orlando, Florida for $18.8 million. The information in the table below represents operating results for the three months ended March 31, 2003 and 2002 for the former Summit Fairways. The information in the table below for the three months ended March 31, 2002 also represents operating results for the former Summit Breckenridge, Summit New Albany, Summit Pike Creek,

Summit Mayfaire, Summit Stonefield, Summit Meadow, Summit Sand Lake and Summit Windsor communities, all of which were sold during 2002 (dollars in thousands).

	Three Months
	Ended March 31,

	2003	2002

Property revenues:
Rental revenues	$389	$6,457
Other property revenue	38	466

Total property revenues	427	6,923
Property operating and maintenance expenses	174	2,350

Property operating income	$253	$4,573

Number of apartment homes	240	2,639

On April 15, 2003, we sold an apartment community formerly known as Summit Turtle Rock (250 apartment homes) located in San Antonio, Texas for $18.3 million as part of our strategy to exit our non-core markets. The net proceeds of $8.0 million (net of a prepayment penalty on early extinguishment of debt) were placed into escrow in accordance with like-kind exchange rules and regulations and are expected to be used to fund development and/or acquisition activities. We expect to recognize a gain on the disposition of Summit Turtle Rock.

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

The operating performance of the Management Company and its wholly-owned subsidiary, Summit Apartment Builders, Inc., for the three months ended March 31, 2003 and 2002 is summarized below (in thousands):

	Three Months Ended March 31,

	2003	2002	% Change

Revenues:
Management fees charged to Operating Partnership	$1,390	$1,520	-8.6%
Third-party management fee revenue	170	210	-19.0%
Construction revenue charged to Operating Partnership	442	502	-12.0%
Other revenue	137	75	82.7%

Total revenue	2,139	2,307	-7.3%

Expenses:
Operating	2,104	2,061	2.1%
Depreciation	163	77	111.7%
Amortization	62	73	-15.1%
Interest	75	75	0.0%

Total expenses	2,402	2,286	5.2%

Net (loss) income	$(265)	$21	-1361.9%

The decrease in management fees charged to our communities is primarily due to the absence in 2003 of management fees earned from communities disposed during 2002 of $178,000 offset by an increase in the amount charged to our communities for management fees from 2.75% to the greater of 3.0% of community collections or $25 per unit per month, resulting in an approximate $49,000 increase in management fees. All of the construction revenue during the three months ended March 31, 2003 and 2002 was from contracts with us. Construction revenue declined for the three months ended March 31, 2003 when compared to the same period in 2002 due to a reduction in our development activity. We have curtailed, and may continue to curtail, our development efforts to increase our financial flexibility in the current economic environment.

Property management fees from third parties as a percentage of total property management revenues were 10.9% and 12.1% for the three months ended March 31, 2003 and 2002. The decrease is due to a decrease in the number of third party apartment homes managed during the three months ended March 31, 2003 when compared to the three months ended March 31, 2002.

Other Income and Expenses

Interest income increased by $209,000, or 41.2%, to $716,000 for the three months ended March 31, 2003 when compared to the same period in 2002 primarily due to an increase in interest earned on cash balances held with qualified intermediaries in accordance with like-kind exchange income tax rules and regulations.

Other income increased by $159,000, or 120.4%, to $291,000 for the three months ended March 31, 2003 when compared to the same period in 2002 primarily due to a settlement received in connection with a pursuit opportunity which did not come to fruition.

Interest expense decreased by $961,000, or 12.2%, to $6.9 million for the three months ended March 31, 2003 when compared with the same period in 2002. This decrease was primarily due to a decrease of 0.58% in our average interest rate and a decrease of $21.8 million in average indebtedness outstanding for the three months ended March 31, 2003 when compared to the same period in 2002.

General and administrative expenses decreased by $157,000, or 8.9%, to $1.6 million for the three months ended March 31, 2003 as compared to the same period in 2002. The decrease was primarily the result of a decrease in the amount recorded for abandoned pursuit projects of $242,000 during the three months ended March 31, 2003 when compared to the same period in 2002. This decrease in abandoned pursuit project costs is due to the fact that we are curtailing, and may continue to curtail, our development efforts to increase our financial flexibility in the current economic environment. As a percentage of revenues, general and administrative expenses were 3.9% and 3.8% for the three months ended March 31, 2003 and 2002.

Liquidity and Capital Resources

Liquidity

Our net cash provided by operating activities decreased to $12.4 million for the three months ended March 31, 2003 from $15.7 million for the same period in 2002 primarily due to a $763,000 decrease in income from continuing operations and an increase in the amount of cash used for payment of other asset items of $2.0 million.

Net cash provided by investing activities was $3.0 million during the three months ended March 31, 2003 and cash used in investing activities was $26.4 million for the three months ended March 31, 2002. The increase in cash provided by investing activities is primarily due to a decrease in cash used for the construction of real estate assets and land acquisitions of $8.7 million and an increase in proceeds from the sale of real estate communities of $19.7 million. Sale proceeds from certain of the communities sold during 2002 were placed in escrow in accordance with like-kind exchange income tax rules and regulations. In addition to cash proceeds received in connection with the 2003 disposition which were not placed in escrow in accordance with like-kind exchange income tax rules and regulations, proceeds from the sale of communities represent funds expended from these like-kind exchange escrows. In the event proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company-level tax may be incurred.

Net cash used in financing activities was $15.4 million for the three months ended March 31, 2003. Net cash provided by financing activities was $11.1 million for the three months ended March 31, 2002. The increase in cash used in financing activities is primarily the result of a reduction in net borrowings on our unsecured credit facility of $51.0 million and a $7.5 million increase in cash used to repurchase shares of Summit’s common stock offset by an increase in proceeds from the issuance of mortgage debt of $31.2 million.

Our outstanding indebtedness as of March 31, 2003 totaled $707.0 million. This amount included $298.1 million of fixed rate conventional mortgages, $267.0 million of fixed rate unsecured notes, $120.0 million under our unsecured credit facility, $10.3 million of variable rate tax-exempt bonds, $6.9 million of variable rate mortgages, and $4.7 million of fair value adjustments of hedged debt instruments.

We expect to meet our liquidity requirements over the next twelve months, including payments of dividends and distributions as well as recurring capital expenditures relating to maintaining our existing communities, primarily through our working capital, net cash provided by operating activities, proceeds from the disposition of certain communities and borrowings under our unsecured credit facility.

We expect to meet our long-term liquidity requirements, such as scheduled mortgage debt maturities, property acquisitions, financing of development activities and other non-recurring capital improvements, through the issuance of unsecured notes and equity securities, from undistributed cash flow, from borrowings under our unsecured credit facility, from proceeds received from the disposition of certain communities and, in connection with the acquisition of land or improved property, through the issuance of common units. We believe that we have adequate borrowing capacity and accessibility to attractive disposition opportunities to fund our long-term liquidity requirements.

Credit Facility

We have a syndicated unsecured line of credit in the amount of $225.0 million, which matures on September 26, 2004. The credit facility provides funds for new development, acquisitions and general working capital purposes. Loans under the credit facility bear interest at LIBOR plus 100 basis points. The spread component of the aggregate interest rate will change in the event of an upgrade or downgrade of our unsecured credit rating of BBB- by Standard & Poor’s Rating Services and Baa3 by Moody’s Investors Service. Amounts are borrowed for thirty, sixty or ninety day increments at the appropriate interest rates for such time period. Therefore, amounts are borrowed and repaid within those thirty, sixty or ninety day periods. The credit facility is repayable monthly on an interest only basis with principal due at maturity of each thirty, sixty or ninety day increment. As of March 31, 2003, the outstanding balance of the credit facility was $120.0 million.

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

The credit agreement related to the credit facility requires that we meet certain financial covenants at the end of each fiscal quarter. We were in compliance with these covenants as of March 31, 2003.

Medium-Term Notes

On April 20, 2000, we commenced a program for the sale of up to $250.0 million aggregate principal amount of medium-term notes (MTN) due nine months or more from the date of issuance. We had MTNs with an aggregate principal amount of $112.0 million outstanding in connection with the MTN program as of March 31, 2003.

On May 29, 1998, we established a program for the sale of up to $95.0 million aggregate principal amount of medium-term notes due nine months or more from the date of issuance. We had MTNs with an aggregate principal amount of $25.0 million outstanding in connection with this MTN program as of March 31, 2003. As a result of the commencement of the $250.0 million MTN program, we cannot issue any additional notes under the $95.0 million MTN program.

New Mortgage

On March 31, 2003, we obtained a $31.2 million fixed rate mortgage note collateralized by Summit Doral. This mortgage note bears interest at 5.17% and matures on April 1, 2013. This loan requires monthly principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity.

Derivative Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We generally do not utilize derivative financial instruments for trading or speculative purposes.

On June 13, 2002, we terminated an interest rate swap with a $30.0 million notional amount. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, as a result of the termination, we de-designated the $30.0 million swap as a fair value hedge against certain fixed rate debt. We will amortize as a reduction of interest expense $1.5 million, which represents the difference between the par value and carrying amount of the fixed-rate debt obligation, over the remaining term of the debt obligation, which matures on December 15, 2003.

On June 14, 2002, we entered into an interest rate swap with a notional amount of $50.0 million, relating to $50.0 million of 7.20% fixed rate notes issued under our MTN program. Under the interest rate swap agreement, through the maturity date of August 15, 2007, (a) we have agreed to pay to the counterparty the interest on a $50.0 million notional amount at a floating interest rate of three-month LIBOR plus 241.75 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate of the underlying debt obligation. The floating rate as of March 31, 2003 was 3.7575%. The fair value of the interest rate swap was an asset of $3.9 million as of March 31, 2003. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded in “Other assets” in the accompanying balance sheets. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under SFAS No. 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

Common Stock Repurchase Program

Summit has a common stock repurchase program, originally approved by its Board of Directors in March 2000, pursuant to which Summit is authorized to purchase up to $56.0 million of currently issued and outstanding shares of its common stock. All repurchases have been, and will be, made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. The following is a summary of stock repurchases under the common stock repurchase program (dollars in thousands, except per share amounts):

	Number of	Value of	Average Price
	Shares	Shares	of Shares
	Repurchased	Repurchased	Repurchased

Year ended December 31, 2000	279,400	$5,533	$19.80
Year ended December 31, 2001	8,800	197	22.39
Year ended December 31, 2002	151,300	2,666	17.62
Three months ended March 31, 2003	422,200	7,471	17.70

Total as of March 31, 2003	861,700	$15,867	$18.41

Summit had $40.1 million of remaining availability for repurchases under the program as of March 31, 2003.

Communities Sold or Held for Sale

In accordance with SFAS No. 144, net income and gain (loss) on disposition of real estate for communities sold or considered held for sale after December 31, 2001 are reflected in our statements of operations as “discontinued operations” for all periods presented. Below is a summary of discontinued operations for

Summit Fairways, Summit Turtle Rock and two other assets, Summit Camino Real and Summit Buena Vista (both located in Dallas, Texas), which qualify for held for sale treatment under SFAS No. 144 as of March 31, 2003.

The information for 2002 below includes the four communities to which reference is made above as well as seven of the eight communities sold during 2002 (in thousands). The eighth community was considered held for sale prior to December 31, 2001 and, therefore, is included in income from continuing operations in accordance with SFAS No. 144.

	Three Months
	Ended March 31,

	2003	2002

Property revenues:
Rental revenues	$3,318	$8,985
Other property revenue	206	609

Total property revenues	3,524	9,594
Property operating and maintenance expense	1,562	3,512
Depreciation	752	1,983
Interest and amortization	844	1,195

Income from discontinued operations before net gain on disposition of discontinued operations	366	2,904
Gain on disposition of discontinued operations	3,136	—

Income from discontinued operations	$3,502	$2,904

As of March 31, 2003, three assets were considered held for sale, Summit Turtle Rock, Summit Camino Real and Summit Buena Vista (one of which, Summit Turtle Rock, was sold on April 15, 2003). The revenues and net income (excluding allocation of corporate overhead) of these three communities represented 7.6% and 2.2%, respectively, of total revenues and net income for the three months ended March 31, 2003.

Development Activity

Our construction in progress as of March 31, 2003 is summarized as follows (dollars in thousands):

	Number of	Total		Estimated	Anticipated
	Apartment	Estimated	Cost To	Cost To	Construction
Community	Homes	Costs	Date	Complete	Completion

Summit Stockbridge — Atlanta, GA(1)	304	$23,600	$20,178	$3,422	Q3 2003
Summit Silo Creek — Washington, D.C.	284	41,700	20,287	21,413	Q2 2004
Reunion Park II by Summit — Raleigh, NC	172	10,800	2,115	8,685	Q2 2004
Summit Las Olas — Ft. Lauderdale, FL	420	73,700	43,635	30,065	Q3 2005

Total — communities under construction	1,180	149,800	86,215	63,585
Other development and construction costs(2)	—	—	25,665	—

Total development communities	1,180	$149,800	$111,880	$63,585

(1)	This community was in lease-up as of March 31, 2003.

(2)	Consists primarily of land held for development and other pre-development costs.

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

Commitments and Contingencies

A summary of our future contractual obligations related to long-term debt, non-cancelable operating leases and other obligations as of March 31, 2003 are as follows (in thousands):

	Payments Due by Period

	2003	2004-2005	2006-2007	Thereafter	Total

Long-term debt maturities	$48,708	$121,847	$131,472	$280,359	$582,386
Standby letters of credit(1)	19,842	404	—	—	20,246
Development expenditures(2)	32,168	31,417	—	—	63,585
Purchase obligations(3)(4)	70,600	—	—	—	70,600
Operating lease commitments(5)	661	1,603	1,698	2,371	6,333
Employment agreement payments(6)	300	800	800	1,600	3,500

Total	$172,279	$156,071	$133,970	$284,330	$746,650

(1)	As collateral for performance on contracts and as credit guarantees to banks and insurers, we were contingently liable under standby letters of credit in the aggregate amount of $20.2 million as of March 31, 2003. Upon the purchase of Summit Brickell on May 6, 2003, the related $13.0 million letter of credit was released.

(2)	The estimated cost to complete the four development projects currently under construction was $63.6 million as of March 31, 2003. Anticipated construction completion dates of the projects range from the third quarter of 2003 to the third quarter of 2005.

(3)	As of March 31, 2003, we were party to a real estate purchase agreement with a third-party real estate developer under which we agreed to purchase Summit Brickell for between $50.5 million and $60.0 million. The amount used in the table above represents the maximum amount of this range. On May 6, 2003, we purchased certain assets of Brickell Grand Inc. including the community known as Summit Brickell, certain real estate assets and a note receivable from the developer, for $59.4 million using a combination of proceeds from the sale of communities which were held in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations, and borrowings under our unsecured credit facility. The developer is entitled to receive bonus payments based on the operating performance of the community during any period of six months selected by the seller and ending no later than December 31, 2005. Such bonus payments will be applied to the note receivable and any unpaid amounts under the note receivable are due and payable on February 15, 2006. At the time of purchase, Summit Brickell was subject to a claim of lien in the amount of $4.1 million filed by the general contractor. Brickell Grand Inc. has assigned all of its potential counterclaims against the general contractor to us. We expect to negotiate a final settlement of the lien and any counterclaims with the general contractor. No assurance can be given that a resolution will be reached in a timely manner. Once resolved, we expect to satisfy the lien obligation, if any, using borrowings under our unsecured credit facility.

(4)	During 2002, we completed the development of Summit Brookwood, a 359-unit apartment community located in Atlanta, Georgia. As of March 31, 2003, we are the lessee under a land lease related to the land on which Summit Brookwood was constructed. We have exercised our purchase option under the land lease to purchase the related land for $10.6 million. We expect to finalize the purchase of the land at Summit Brookwood during 2003 using cash as consideration.

(5)	Includes operating leases related to rental of office space.

(6)	Summit has employment agreements with two of its former executive officers, both of whom resigned from such executive positions, but who remain as employees and have agreed to provide various services to us from time to time through December 31, 2011. Each employment agreement requires that Summit pay to the former officers a base salary aggregating up to $2.1 million over the period from July 1, 2001 to December 31, 2011 (beginning with calendar year 2002, up to $200,000 on an annual basis). Each employment agreement also requires that Summit provide participation in Summit’s life insurance plan, office space, information systems support and administrative support for the remainder of each employee’s life, and participation in Summit’s health and dental insurance plans until the last to die of the employee or such employee’s spouse. Either party can terminate the employment agreements, effective 20 business days after written notice is given. The full base salary amount due shall be payable through 2011 whether or not the agreements are terminated earlier in accordance with their terms.

We have agreed to advance the amount required to fund costs in excess of the construction loan related to the community which is being developed by SZF, LLC, a joint venture in which we own a 29.78% interest. As of March 31, 2003 we had funded $8.4 million to SZF, LLC.

As of March 31, 2003, we carried terrorism insurance on all communities that serve as collateral for mortgage debt, as well as on two communities which do not serve as collateral for mortgage debt, but which are located in Washington, D.C. As of May 1, 2003, we carry terrorism insurance on all communities. The terrorism insurance is subject to coverage limitations, which we believe are commercially reasonable. No assurance can be given that material losses in excess of insurance proceeds will not occur in the future, or that insurance coverage for acts of terrorism will be available in the future.

We are subject to a variety of claims and suits that arise in the ordinary course of business, including actions with respect to contracts and cases in which claims have been brought against us by current and former employees, residents, independent contractors and vendors. While the resolution of these matters cannot be predicted with certainty, we believe that the final outcome of such matters will not be material to our financial position or results of operations. If we determine that a loss is probable to occur, the estimated amount of that loss would be recorded in the financial statements.

We are a party to a number of agreements and contracts to which we may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in contracts into which we enter, under which we customarily agree to hold the other party harmless against certain losses arising from breaches of representations, warranties and/or covenants related to such matters as, among others, title to assets, specified environmental matters, qualification to do business, due organization, non-compliance with restrictive covenants, laws, rules and regulations, maintenance of insurance and payment of tax bills due and owing. Additionally, with respect to retail and office lease agreements we enter into as landlord, we may also indemnify the other party against damages caused by our willful misconduct or negligence associated with the operation and management of the building. These indemnities are typical in the industry and are in accordance with general customs. We believe that if we were to incur a loss in any of these matters, such loss should not have a material effect on our financial condition or results of operations. Historically, payments made with regard to these agreements have not had a material effect on our financial condition or results of operations.

Funds From Operations

We compute Funds from Operations (“FFO”) in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) excluding gains or losses from sales of property, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with GAAP. Our methodology for calculating FFO may differ from the methodology for calculating FFO utilized by other real estate companies, and accordingly, may not be comparable to other real estate companies. FFO does not represent amounts available for management’s discretionary use because of needed capital expenditures or expansion, debt service obligations, property acquisitions, development, dividends and distributions or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make dividend or distribution payments. We believe FFO is helpful to investors as a measure of our performance because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and make capital expenditures.

FFO for the three months ended March 31, 2003 and 2002 is calculated as follows (dollars in thousands, except per share data):

	Three Months Ended
	March 31,

	2003	2002

Income available to common unitholders	$5,865	$6,030
Gain on disposition of real estate assets	(3,136)	—
Depreciation:
Real estate assets	9,575	9,717
Real estate joint ventures	189	300

Funds from Operations	$12,493	$16,047

Income available to common unitholders per unit — diluted	$0.19	$0.19

Funds from Operations per unit — diluted	$0.41	$0.52

Recurring capital expenditures(1)	$799	$994

Non-recurring capital expenditures(2)	$220	$754

Cash flow provided by (used in):
Operating activities	$12,380	$15,737
Investing activities	2,980	(26,372)
Financing activities	(15,448)	11,082
Weighted average common units outstanding — basic	30,755,631	30,681,527

Weighted average common units outstanding — diluted	30,777,361	30,948,671

(1)	Recurring capital expenditures are expected to be funded from operations and consist primarily of floor coverings, furniture, appliances and equipment and exterior paint and carpentry. In contrast, non-recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities.

(2)	Non-recurring capital expenditures consist primarily of improvements such as new garages, water submeters, gated security access and improvements made in conjunction with renovations of apartment homes and are expected to be funded by financing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our financial market risk since the filing of our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including Summit’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, Summit’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the rules regarding disclosure controls and procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls.

There were no significant changes in our internal controls subsequent to the date of evaluation.

PART II.     OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES

During the three months ended March 31, 2003, Summit issued 33,784 shares of common stock in connection with stock awards under its 1994 Stock Option and Incentive Plan. Each time a share of common stock is issued in connection with a stock award, we issue a common unit to Summit during the relevant period; consequently, 33,784 common units were issued to Summit during the quarter. These common units were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. In light of the circumstances under which these common units were issued, management of Summit, in its capacity as our general partner believes that we may rely on such exemption.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

*12.1	Statement regarding calculation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2003.

*	Filed herewith

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT PROPERTIES PARTNERSHIP, L.P. By: Summit Properties Inc., as General Partner

May 14, 2003 (Date)	/s/ STEVEN R. LEBLANC Steven R. LeBlanc, President and Chief Executive Officer

May 14, 2003 (Date)	/s/ GREGG D. ADZEMA Gregg D. Adzema, Executive Vice President and Chief Financial Officer

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

/s/ STEVEN R. LEBLANC

Steven R. LeBlanc
President and
Chief Executive Officer

Date: May 14, 2003

CERTIFICATIONS

I, Gregg D. Adzema, Executive Vice President and Chief Financial Officer of Summit Properties Inc., the General Partner of Summit Properties Partnership, L.P., certify that:

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

Date: May 14, 2003