Form 10-Q
period 2003-09-30
SUMMIT PROPERTIES PARTNERSHIP L P
filed 2003-11-14
CIK 1034235

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [] Yes [X] No

SUMMIT PROPERTIES PARTNERSHIP, L.P.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT PROPERTIES PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except unit data)
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Real estate assets:
Land and land improvements	$186,487	$162,641
Buildings and building improvements	918,800	817,061
Furniture, fixtures and equipment	78,385	70,638

Total real estate assets	1,183,672	1,050,340
Less: Accumulated depreciation	(164,982)	(138,557)

Net operating real estate assets	1,018,690	911,783
Net real estate assets - assets held for sale	119,083	195,230
Construction in progress	189,292	139,263

Net real estate assets	1,327,065	1,246,276
Cash and cash equivalents	2,108	2,584
Restricted cash	2,167	62,933
Investments in real estate joint ventures	3,153	8,194
Deferred financing costs, net of accumulated amortization
of $6,783 in 2003 and $7,173 in 2002	7,669	6,008
Other assets	19,771	23,545
Other assets - assets held for sale	393	717

Total assets	$1,362,326	$1,350,257

LIABILITIES AND PARTNERS’ EQUITY
Liabilities:
Notes payable	$719,994	$624,474
Accrued interest payable	6,017	4,936
Accounts payable and accrued expenses	52,219	45,485
Dividends and distributions payable	11,042	10,456
Security deposits and prepaid rents	2,529	2,040
Notes payable and other liabilities - assets held for sale	51,308	78,455

Total liabilities	843,190	765,846

Partners’ common and preferred equity:
Series B preferred units – issued and outstanding zero and 3,400,000	-	82,713
Series C preferred units – 2,200,000 issued and outstanding	53,547	53,547
Partnership common units issued and outstanding 32,718,425 and 30, 980,526
General partner – issued and outstanding, 327,184 and 309,805	5,388	5,213
Limited partners – issued and outstanding, 32,391,241 and 30,670,721	460,282	442,938
Total partners’ equity	519,217	584,411

Total liabilities and partners’ equity	$1,362,326	$1,350,257

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Revenues:
Rental	$33,730	$29,488	$96,386	$89,732
Other property	2,604	2,126	7,035	6,606
Management fees - third party communities	145	164	471	627
Interest	320	462	1,512	1,434
Other	242	193	751	389
Gain (loss) and interest income on compensation plans	283	(156)	521	69

Total revenues	37,324	32,277	106,676	98,857

Expenses:
Property operating and maintenance (exclusive of items shown separately below).	8,178	6,873	22,263	19,667
Real estate taxes and insurance	4,649	3,742	13,171	10,975
Depreciation and amortization	9,362	7,697	26,781	22,245
Interest	7,227	6,771	20,176	21,624
Deferred financing cost amortization	1,236	321	2,015	965
General and administrative	1,747	991	5,232	4,077
Property management - owned communities	1,207	912	3,885	2,853
Property management - third party communities	148	112	475	349
Liability adjustment and gain (loss) on compensation plans	283	(156)	521	69

Total expenses	34,037	27,263	94,519	82,824
Income from continuing operations before loss on real estate joint ventures, gain on sale of real estate assets and premium and excess of redemption
amount over carrying amount of preferred units	3,287	5,014	12,157	16,033

Loss on real estate joint ventures	(105)	(76)	(269)	(53)
Gain on sale of real estate assets	-	-	-	13,839
Gain on sale of real estate assets - joint venture	-	5,423	-	5,423

Income from continuing operations	3,182	10,361	11,888	35,242

Discontinued operations:
Income from discontinued operations	1,071	2,762	2,977	9,914
Gain on disposition of discontinued operations	2,119	16,900	8,377	12,691
Loss from early extinguishment of debt	(2,510)	-	(4,018)	-

Total discontinued operations	680	19,662	7,336	22,605

Net income	3,862	30,023	19,224	57,847
Distributions to Series B preferred unitholders	(1,691)	(1,902)	(5,495)	(5,706)
Distributions to Series C preferred unitholder	(1,203)	(1,203)	(3,609)	(3,609)
Excess of redemption amount over carrying amount of
preferred units	(2,963)	-	(2,963)	-

Income (loss) available to common unitholders	(1,995)	26,918	7,157	48,532
Income (loss) available to common unitholders allocated to general partner	20	(269)	(72)	(485)

Income (loss) available to common unitholders allocated to limited partners	$(1,975)	$26,649	$7,085	$48,047

SUMMIT PROPERTIES PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS – (Continued)
(Dollars in thousands, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Per unit data - basic:
Income from continuing operations	$0.10	$0.33	$0.39	$1.14
Total discontinued operations	0.02	0.63	0.24	0.73

Net income	0.13	0.97	0.63	1.87
Distributions to Series B preferred unitholders	(0.06)	(0.06)	(0.18)	(0.18)
Distributions to Series C preferred unitholder	(0.04)	(0.04)	(0.12)	(0.12)
Excess of redemption amount over carrying amount
of preferred units	(0.10)	-	(0.10)	-

Income (loss) available to common unitholders	$(0.07)	$0.87	$0.23	$1.57

Per unit data - diluted:
Income from continuing operations	$0.10	$0.33	$0.39	$1.13
Total discontinued operations	0.02	0.63	0.24	0.73

Net income	0.13	0.96	0.63	1.86
Distributions to Series B preferred unitholders	(0.06)	(0.06)	(0.18)	(0.18)
Distributions to Series C preferred unitholder	(0.04)	(0.04)	(0.12)	(0.12)
Excess of redemption amount over carrying amount
of preferred units	(0.10)	-	(0.10)	-

Income (loss) available to common unitholders	$(0.07)	$0.86	$0.23	$1.56

Common distributions declared	$0.34	$0.48	$1.01	$1.43

Weighted average units – basic	30,498,918	31,047,380	30,562,828	30,873,231

Weighted average units – diluted	30,667,972	31,178,281	30,669,541	31,097,274

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Series B	Series C
	Preferred	Preferred	General	Limited
	Units	Units	Partner	Partners	Total

Balance, December 31, 2002	$82,713	$53,547	$5,213	$442,938	$584,411
Distributions to common unitholders	-	-	(316)	(31,245)	(31,561)
Redemption of common units	-	-	(31)	(3,085)	(3,116)
Contributions (distributions) from Summit Properties related to:
Issuance of common stock	-	-	562	55,614	56,176
Repurchase of common stock	-	-	(152)	(15,041)	(15,193)
Exercise of common stock options	-	-	16	1,605	1,621
Issuance of unrestricted stock grants	-	-	7	653	660
Netdown of restricted and unrestricted stock grants	-	-	(5)	(455)	(460)
Amortization of restricted and unrestricted stock grants	-	-	1	103	104
Dividend reinvestment and stock purchase plan	-	-	-	5	5
Interest earned on employee notes receivable	-	-	(7)	(738)	(745)
Repayment of employee notes receivable	-	-	29	2,842	2,871
Redemption of Series B Preferred Units	(85,000)	-	-	-	(85,000)
Unamortized costs at redemption of Series B preferred units	2,287	-	-	-	2,287
Distributions to preferred unitholders	-	-	(121)	(11,946)	(12,067)
Net income	-	-	192	19,032	19,224

Balance, September 30, 2003	$-	$53,547	$5,388	$460,282	$519,217

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net income	$19,224	$57,847
Adjustments to reconcile net income to net cash
provided by operating activities:
Unamortized costs at redemption of preferred units	2,287	-
Loss on equity method investments	269	53
Gain on sale of real estate assets - discontinued operations	(8,377)	(12,691)
Gain on sale of real estate assets - continuing operations	-	(13,839)
Gain on sale of real estate assets - joint ventures	-	(5,423)
Loss on early extinguishment of debt	4,018	-
Depreciation and amortization	32,372	31,231
Issuance of unrestricted stock grants	660	-
Amortization of gain on interest rate swap hedge	(755)	(294)
Decrease (increase) in restricted cash	531	(941)
Decrease (increase) in other assets	336	(3,949)
Increase (decrease) in accrued interest payable	1,081	(1,061)
(Decrease) increase in accounts payable and accrued expenses	(1,678)	5,152
Increase (decrease) in security deposits and prepaid rents	240	(628)

Net cash provided by operating activities	50,208	55,457

Cash flows from investing activities:
Construction of real estate assets and land acquisitions	(62,660)	(90,604)
Acquisition of real estate assets	(59,427)	(17,866)
Proceeds from sale of real estate assets	142,240	87,695
Capitalized interest	(7,926)	(7,680)
Investment in real estate joint ventures	(21,415)	(6,915)
Proceeds from sale of real estate assets - joint ventures	-	11,202
Distribution from real estate joint venture	-	936
Contributions from historic tax credit venture partner	8,486	600
Recurring capital expenditures	(4,875)	(3,159)
Non-recurring capital expenditures	(1,749)	(1,056)
Corporate and other asset additions and office tenant improvements	(496)	(2,932)
Decrease in notes receivable	2,183	63

Net cash used in investing activities	(5,639)	(29,716)

Cash flows from financing activities:
Net (repayments of) borrowings on line of credit	(22,500)	62,500
Proceeds from issuance of mortgage notes	93,940	6,900
Repayments of mortgage notes	(28,240)	(6,614)
Borrowings on construction loan	6,475	-
Repayments of unsecured notes	-	(41,000)
Repayments of tax exempt bonds	(220)	(340)
Payment of deferred financing costs	(3,614)	(393)
Loss from early extinguishment of debt	(4,018)	-
Proceeds on sale of interest rate swap	-	1,510
Distributions to common unitholders	(30,960)	(43,507)
Redemption of Series B preferred units	(85,000)	-
Distributions to Series B preferred unitholders	(5,495)	(5,706)
Excess of redemption amount over carrying amount of preferred units	(2,963)	-
Distributions to Series C preferred unitholders	(3,609)	(3,609)
Increase in employee notes receivable	-	(7,522)
Repayments of employee notes receivable	2,126	1,916
Contributions from Summit Properties Inc. related to:
Issuance of common stock	53,060	-
Net proceeds from dividend reinvestment and stock purchase plans
and exercise of stock options	1,626	11,003
Netdown of restricted and unrestricted stock grants	(460)	(326)
Repurchase of Summit's common stock	(15,193)	-

Net cash used in financing activities	(45,045)	(25,188)

SUMMIT PROPERTIES PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,

	2003	2002

Net (decrease) increase in cash and cash equivalents	(476)	553
Cash and cash equivalents, beginning of period	2,584	2,244

Cash and cash equivalents, end of period	$2,108	$2,797

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$22,520	$27,560

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

1. BASIS OF PRESENTATION

Summit conducts all of its business through the Operating Partnership and its subsidiaries. As of September 30, 2003, Summit held 88.6% of our outstanding partnership interests, consisting of a 1.0% general partner interest and an 87.6% limited partner interest. Each common unit may be redeemed by the holder for cash equal to the fair value of a share of Summit’s common stock or, at our option, one share of common stock (subject to adjustment). We presently determine on a case-by-case basis whether we will cause Summit to issue shares of common stock in connection with a redemption of common units rather than paying cash. With each redemption of common units for common stock, Summit’s percentage ownership interest in the Operating Partnership will increase. Similarly, when Summit acquires a share of common stock under its common stock repurchase program or otherwise, it simultaneously disposes of one of our common units. In addition, whenever Summit issues shares of common stock for cash, Summit will contribute any resulting net proceeds to us and we will issue an equivalent number of common units to Summit.

Distributions to holders of common units are made to enable distributions to be made to Summit stockholders under Summit’s dividend policy. Federal income tax laws require Summit, as a REIT, to distribute 90% of its ordinary taxable income. We make distributions to Summit to enable it to satisfy this requirement.

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We have included all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year. You should read our December 31, 2002 audited financial statements and notes included in our Annual Report on Form 10-K in conjunction with these interim statements. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

Recently Adopted Accounting Pronouncements – In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee entered into after January 1, 2003, a liability for the fair value of the obligation undertaken in issuing certain guarantees.  The disclosure requirements, initial recognition and initial measurement provisions of this Interpretation are currently effective and did not affect our financial position or results of operations for the three and nine months ended September 30, 2003.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure."  This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 prospectively to all of Summit’s stock options granted, modified, or settled after January 1, 2003, as allowed by SFAS No. 148. The adoption of SFAS No. 148 did not have a material effect on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation requires that variable interest entities created after January 31, 2003, and variable interest entities in which an interest is obtained after that date, be evaluated for consolidation into an entity’s financial statements. For variable interest entities acquired prior to January 31, 2003, the provisions of FIN 46 must be applied for the first interim period or annual period ending after December 15, 2003. We have chosen to early-adopt the provisions of FIN 46. Therefore, Summit Management Company (the "Management Company") and its subsidiary, Summit Apartment Builders, Inc., which provide construction activities for us and provide management and leasing activities for us as well as for communities owned by third parties and certain of our directors, has been consolidated in accordance with FIN 46. Prior to the adoption of FIN 46, the Management Company was accounted for under the equity method of accounting. The Management Company is now consolidated into our financial statements in accordance with FIN 46. The adoption of FIN 46 did not affect our results of operations for the three and nine months ended September 30, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establish accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts and for hedging activities. SFAS No. 149 amends SFAS No. 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process. This Statement also contains amendments relating to FASB Concepts Statement No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements," SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," SFAS No. 95, "Statement of Cash Flows," and SFAS No. 126, "Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities." We adopted SFAS No. 149 on July 1, 2003 and its adoption did not have an effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued Staff Position No. 150-3, "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150," which postponed the implementation of certain provisions of SFAS No. 150 indefinitely. We adopted SFAS No. 150 on July 1, 2003 and its adoption did not have an effect on our financial position or results of operations.

Per Unit Data - Basic earnings per unit is computed based upon the weighted average number of units outstanding during the respective period. The difference between "basic" and "diluted" weighted average units is the dilutive effect of Summit’s stock-based compensation outstanding. There were 169,054 and 130,901 units added to basic weighted average units outstanding for the three months ended September 30, 2003 and 2002 and 106,714 and 224,042 units added to basic weighted average units outstanding for the nine months ended September 30, 2003 and 2002. Dilution caused by this stock-based compensation had no effect on net income per share for the three and nine months ended September 30, 2003 and had $0.01 per share effect on net income for the three and nine months ended September 30, 2002.

Stock-Based Compensation – Summit has a Stock Option and Incentive Plan and an Employee Stock Purchase Plan ("ESPP"), which are described more fully in Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. Through December 31, 2002, we applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for Summit’s stock options and ESPP. Accordingly, no compensation cost was recognized for Summit’s stock options granted or shares issued under the ESPP during the three and nine months ended September 30, 2002. The ESPP was suspended effective July 2, 2002. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, prospectively to all of Summit’s stock options granted, modified or settled after January 1, 2003, as allowed by SFAS No. 148.

The following table reflects the effect on net income and earnings per share had the fair value based method been applied to all of Summit’s options granted and to the ESPP for the three and nine months ended September 30, 2003 and 2002 (in thousands, expect per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income as reported	$3,862	$30,023	$19,224	$57,847
Stock-based compensation determined under fair value based method	-	-	-	(1,452)

Pro forma net income	$3 ,862	$30,023	$19,224	$56,395

Net income per unit as reported - basic	$0.13	$0.97	$0.63	$1.87

Net income per unit as reported - diluted	$0.13	$0.96	$0.63	$1.86

Pro forma net income per unit - basic	$0.13	$0.97	$0.63	$1.83

Pro forma net income per unit - diluted	$0.13	$0.96	$0.63	$1.81

Allocation of the Cost of Communities Acquired – The cost of communities acquired is allocated to tangible and intangible assets and liabilities based on their relative fair values. We estimate the fair value of the acquired tangible assets, which generally consist of land, buildings and furniture, fixtures and equipment, and intangible assets and liabilities, which generally represent the value of above-market and below-market leases, in-place leases and tenant relationships, of the community acquired and allocate the purchase price on a pro-rata basis to each component.

The fair value of tangible assets acquired is determined by valuing the community as if it were vacant, applying methods similar to those used by independent appraisers of income-producing property. The resulting value is then allocated to land, buildings and furniture, fixtures and equipment based on management’s determination of the relative fair value of these assets. The assumptions used in the allocation of fair values to assets acquired are based on management’s best estimates at the time of evaluation.

Fair value is assigned to above-market and below-market leases based on the difference between (a) the contractual amounts to be paid by the resident or retail tenant based on the existing lease and (b) management’s estimate of current market lease rates for the corresponding in-place leases, over the remaining terms of the in-place leases. Capitalized above-market lease amounts would be included in "Other assets" in our consolidated balance sheets and amortized to rental revenue over the remaining terms of the respective leases; however, we did not have any capitalized above-market leases at September 30, 2003. Capitalized below-market lease amounts are included in "Accounts payable and accrued expenses" in our consolidated balance sheets and are amortized as an increase to rental revenue over the remaining terms of the respective leases.

The fair value of acquired in-place leases is included in "Other assets" in our consolidated balance sheets and is amortized as a leasing cost over the remaining non-cancelable periods of the respective leases. If acquired in-place leases with terms of greater than twelve months are terminated early, all unamortized amounts relating to those leases would be written-off.

The fair value of tenant relationships represents the probability that existing tenants will renew their leases and, thus, reduces the amount of lost rental revenue from vacant apartments. Tenant relationships are included in "Other assets" in our consolidated balance sheets and are amortized as a leasing cost over the estimated lives of the tenant relationships.

Business Segments - We develop, acquire, and operate primarily "Class A" luxury apartment communities. Due to the similarities of our communities and their similar economic characteristics as exhibited through similar long-term financial performance, our communities have been aggregated into one reportable segment as allowed in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

2. REAL ESTATE JOINT VENTURES

We own a 25% equity interest in a joint venture named Station Hill, LLC ("Station Hill"), in which we and Hollow Creek, LLC, a subsidiary of a major financial services company, are members. Station Hill currently owns four communities and is accounted for under the equity method of accounting and, therefore, our 25% equity interest is presented in "Loss on real estate joint ventures" in our consolidated statements of operations.

The following are condensed balance sheets as of September 30, 2003 and December 31, 2002 and statements of operations for the nine months ended September 30, 2003 and 2002 for Station Hill. The balance sheets and statements of operations set forth below reflect the financial position and operations of Station Hill in its entirety, not just our interest in the joint venture (in thousands).

	Balance Sheets

	September 30,	December 31,
	2003	2002

Real estate assets, net	$70,444	$72,255
Cash and cash equivalents	1,257	370
Other assets	351	373

Total assets	$72,052	$72,998

Mortgages payable	$58,090	$58,731
Other liabilities	1,320	580
Partners' capital	12,642	13,687

Total liabilities and partners' capital	$72,052	$72,998

	Statements of Operations

	Nine Months Ended
	September 30,

	2003	2002

Revenues	$7,124	$7,517

Expenses:
Property operating	2,922	2,838
Depreciation and amortization	2,314	2,222
Interest	2,933	2,975

Total expenses	8,169	8,035

Net loss	$(1,045)	$(518)

Prior to July 3, 2003, we owned a 29.78% interest in a joint venture named SZF, LLC, which owns substantially all of the interests in Coral Way, LLC, a limited liability company that is developing, through a third-party contractor, an apartment community in Miami, Florida. On July 3, 2003, we purchased our joint venture partner’s 70.22% interest in SZF, LLC for $10.0 million in cash. The community will consist of 323 apartment homes and approximately 17,500 square feet of office/retail space. The limited liability company has also acquired an adjacent piece of land. The construction costs are being funded through the equity that the joint venture contributed to the limited liability company and by a loan to that company from an unrelated third party. As a result of construction costs exceeding the construction loan amount, SZF, LLC has agreed to advance to Coral Way, LLC the amount required to fund such costs in excess of the construction loan. Certain affiliates of the developer of the apartment community have guaranteed the reimbursement of those costs to Coral Way, LLC and SZF, LLC. These advances accrue a preferential return at the rate of eleven percent (11%) per year to be paid from the distributions from the joint venture. The preferred return will not be recognized until the community has earnings or gains to fund such a return. As of September 30, 2003, we had advanced $12.7 million to SZF, LLC which, in turn, advanced such amounts to Coral Way, LLC. Prior to July 3, 2003, this joint venture was accounted for under the equity method of accounting and its balance sheet and income statement information was not material to our consolidated financial statements taken as a whole. As a result of the purchase of our joint venture partners’ interest in SZF, LLC, the assets, liabilities and operating activities of this joint venture are now consolidated into our financial statements.

On August 12, 2003, we received notice of a suit filed by certain affiliates of Coral Way, LLC against us, Summit and the Management Company (see Part II, Item 1. "Legal Proceedings" included in this report). One of the remedies demanded in the suit is termination of the guarantee agreements to which reference is made above. We believe that the allegations made in this suit are not supported by the facts and we intend to vigorously defend against this suit. If we are successful, the guarantee agreements will remain in place and the guarantors will remain obligated to reimburse Coral Way, LLC and SZF, LLC for the costs in excess of the construction loan.

In 2002, we entered into two separate joint ventures with a major financial services institution (the "investor member") to redevelop Summit Roosevelt and Summit Grand Parc, both located in Washington, D.C., in a manner to permit the use of federal rehabilitation income tax credits. The investor member contributed approximately $6.5 million for Summit Roosevelt and approximately $2.6 million for Summit Grand Parc in equity to fund a portion of the total estimated costs for the respective communities and will receive a preferred return on these capital investments and an annual asset management fee with respect to each community. The investor member’s interests in the joint ventures are subject to put/call rights during the sixth and seventh years after the respective communities are placed in service. These joint ventures are consolidated into our financial statements.

We formerly owned a 50% interest in a joint venture that developed and operated an apartment community located in Atlanta, known as The Heights at Cheshire Bridge. This joint venture was accounted for under the equity method of accounting and its operating results are presented in "Loss on real estate joint ventures" in our consolidated statements of operations. On September 27, 2002, the joint venture sold The Heights at Cheshire Bridge to an unrelated third party and the joint venture was dissolved. Upon dissolution, we recognized a gain of $5.4 million on the sale of the joint venture’s assets.

3. COMMUNITY ACQUISITION AND DISPOSITIONS

On May 6, 2003, we purchased certain assets of Brickell Grand, Inc., ("Brickell Grand") including the community known as Summit Brickell and a note receivable from the developer, for $59.4 million. Summit Brickell is located in Miami, Florida and contains 405 apartment homes and approximately 18,000 square feet of retail space. Summit Brickell’s apartment homes were 75% leased at the date of acquisition and the in-place leases had an average remaining lease term of eight months. The retail space was 56.6% leased, with an average remaining lease term of approximately 10 years. The purchase price has been preliminarily allocated based on estimated fair values at the date of acquisition, pending final determination of certain acquired balances. This preliminary allocation resulted in less than 2% of the total purchase price being allocated to the community’s intangible assets and liabilities.

The developer is entitled to receive bonus payments based on the operating performance of the community during any period of six months selected by the developer and ending no later than December 31, 2005. Such bonus payments will be applied to reduce amounts owed from the developer under the note receivable. Any unpaid amounts under the note receivable are due and payable on February 15, 2006.

At the time of purchase, Summit Brickell was subject to a $4.1 million claim of construction lien filed by the general contractor, Bovis Lend Lease, Inc. ("Bovis"). Bovis sought to enforce this claim of lien against Brickell Grand in a suit filed on October 18, 2002 (see Part II, Item 1. "Legal Proceedings" included in this report). In addition, in mid-2003, two subcontractors of Bovis, Commercial Interior Contractors Corp. and RC Aluminum Industries, Inc., also filed separate suits against Brickell Grand and Bovis, among other named parties, to enforce claims of construction lien in the aggregate amount of approximately $300,000. As the current owner of Summit Brickell, which property is subject to these claims of lien, we have taken steps to defend against the claims of liens and related litigation. We have several potential counterclaims to challenge and defend against these suits which we intend to pursue vigorously.

The following summary of selected unaudited pro forma results of operations presents information as if the purchase of Summit Brickell had occurred at the beginning of each period presented. The pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Total revenues	$37,324	$32,281	$107,853	$98,866
Income from continuing operations	3,182	10,233	11,828	34,927
Net income	3,862	29,895	19,164	57,532

Per unit information:
Income from continuing operations – basic	$0.10	$0.33	$0.39	$1.13

Income from continuing operations – diluted	$0.10	$0.33	$0.39	$1.12

Net income – basic	$0.13	$0.96	$0.63	$1.86

Net income – diluted	$0.13	$0.96	$0.62	$1.85

On July 31, 2003, we sold an apartment community formerly known as Summit Camino Real (712 apartment homes) located in Dallas, Texas for $46.3 million as part of our strategy to exit our Texas markets. The disposition of Summit Camino Real resulted in the recognition of a gain on sale of $1.8 million. The net proceeds of $27.1 million (net of a loss on early extinguishment of debt of $2.5 million) were used to reduce amounts outstanding under our credit facility.

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

On March 5, 2003, we sold an apartment community formerly known as Summit Fairways (240 apartment homes) located in Orlando, Florida for $18.8 million as part of our strategy to exit our non-core markets. The disposition of Summit Fairways resulted in the recognition of a gain on sale of $3.0 million. The net proceeds of $18.3 million were used to reduce amounts outstanding under our unsecured credit facility.

During the three and nine months ended September 30, 2003, we recognized a net gain on sale of real estate assets in the aggregate amount of $331,000 and $885,000, respectively related to settlements received in connection with a parcel of land which was sold in a prior year as well as post-closing adjustments related to certain prior year disposition communities.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," net income and gain on disposition of real estate for communities sold or considered held for sale after December 31, 2001 are reflected in our consolidated statements of operations as "discontinued operations" for all periods presented. In addition, we have separately reflected the assets and liabilities of these communities as "Net real estate assets – assets held for sale," "Other assets – assets held for sale" and "Notes payable and other liabilities – assets held for sale," in our consolidated balance sheets for all periods presented.

Below is a summary of discontinued operations for Summit Fairways, Summit Turtle Rock, Summit Camino Real and five other communities, Summit Buena Vista, Summit Belcourt and Summit San Raphael, all located in Dallas, Texas, and Summit Arboretum and Summit Las Palmas, both located in Austin, Texas, which qualify as held for sale in accordance with SFAS No. 144 as of September 30, 2003. The information for 2002 below includes the eight communities mentioned above, as well as seven of the eight communities sold during the year ended December 31, 2002 (in thousands). The eighth community sold during the year ended December 31, 2002 was considered held for sale prior to December 31, 2001 and, therefore, is included in income from continuing operations in accordance with SFAS No. 144.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Property revenues:
Rental	$4,358	$10,098	$15,844	$32,790
Other	289	733	1,141	2,327

Total property revenues	4,647	10,831	16,985	35,117
Property operating expenses	1,953	4,117	7,006	12,730
Depreciation	672	2,330	3,576	7,498
Interest and amortization	951	1,622	3,426	4,975

Income from discontinued operations before net gain on disposition of
discontinued operations and loss on early extinguishment of debt	1,071	2,762	2,977	9,914
Gain on disposition of discontinued operations	2,119	16,900	8,377	12,691
Loss on early extinguishment of debt	(2,510)	-	(4,018)	-

Net income from discontinued operations	$680	$19,662	$7,336	$22,605

As of September 30, 2003, Summit Buena Vista, Summit Arboretum, Summit Las Palmas, Summit Belcourt and Summit San Raphael were considered held for sale. Summit Buena Vista was sold on October 7, 2003 (see Note 13). The revenues and net income (excluding allocation of corporate overhead) of these five communities represented $4.2 million and $922,000, respectively, for the three months ended September 30, 2003 and $12.6 million and $1.9 million, respectively, for the nine months ended September 30, 2003.

4. NOTES PAYABLE

Concurrent with the purchase of our joint venture partner’s equity interest in SZF, LLC in July 2003 (see Note 2), we consolidated the construction loan related to the community that is being developed by such joint venture. The construction loan has a total commitment of $45.0 million, matures in June 2004 and bears interest at LIBOR plus 207.5 basis points. The outstanding balance of the construction loan was $27.3 million and the interest rate was 3.195% as of September 30, 2003.

On July 28, 2003, we obtained a secured credit facility with a total current commitment of $200.0 million. We have the ability to increase this commitment pursuant to the terms of the credit agreement. The secured credit facility replaced our $225.0 million unsecured credit facility and provides funds for new development, acquisitions and general working capital purposes. This facility is secured by nine of our communities (Summit Fair Oaks, Summit Governor’s Village, Summit Grandview, Summit Lake, Summit Peachtree City, Summit Portofino, Summit Sedgebrook, Summit Shiloh and Summit Sweetwater) and matures in July 2008. As described in the credit agreement, loans under the credit facility are limited subject to debt service coverage and loan to value ratios and bear interest at the Reference Bill Index Rate (defined as the money market yield for the Reference Bills as established by the most recent Reference Bill auction conducted by Freddie Mac) plus 58 to 91 basis points depending on the level of debt service coverage. The outstanding balance of the credit facility was $121.5 million and the interest rate was 1.594% as of September 30, 2003.

Our senior unsecured debt ratings were lowered as a result of obtaining our new secured credit facility to replace our unsecured credit facility. On July 31, 2003, Standard & Poor’s lowered our senior unsecured debt rating to BB+ from BBB-. At the same time, Standard & Poor’s affirmed Summit’s corporate credit rating at BBB-. On August 3, 2003, Moody’s Investor Service lowered our senior unsecured debt rating to Ba1 from Baa3 and lowered Summit’s preferred stock shelf rating to (P)Ba2 from (P)Ba1.

On July 28, 2003, we obtained an unsecured letter of credit facility, which matures in July 2008 and has a total commitment of $20.0 million. The letters of credit issued under this facility will serve as collateral for performance on contracts and as credit guarantees to banks and insurers. As of September 30, 2003, there were $7.2 million of letters of credit outstanding under this facility.

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

The aggregate maturities of all debt (excluding fair value adjustments of hedged debt instruments) for the three-month period ending December 31, 2003 and the years ended December 31, 2004 – 2013 are as follows (in thousands):

		Fixed Rate		Variable Rate	Secured
	Fixed Rate	Unsecured	Variable Rate	Tax-Exempt	Credit	Construction
	Mortgages	Notes	Mortgage	Bonds	Facility	Loan	Total

2003	$ 796	$ 47,000	$ -	$ -	$ -	$ -	$ 47,796
2004	2,695	50,000	-	220	-	27,272	80,187
2005	27,910	25,000	6,900	220	-	-	60,030
2006	10,427	25,000	-	220	-	-	35,647
2007	23,400	50,000	-	9,685	-	-	83,085
Thereafter	268,744	70,000	-	-	121,500	-	460,244

Total	$ 333,972	$ 267,000	$ 6,900	$ 10,345	$ 121,500	$ 27,272	$ 766,989

5. DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to capital market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We generally do not utilize derivative financial instruments for trading or speculative purposes.

On June 14, 2002, we entered into an interest rate swap with a notional amount of $50.0 million, relating to $50.0 million of 7.20% fixed rate notes issued under our medium-term note program. Under the interest rate swap agreement, through the maturity date of August 15, 2007, (a) we have agreed to pay to the counterparty the interest on a $50.0 million notional amount at a floating interest rate of three-month LIBOR plus 241.75 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate of the underlying debt obligation. The floating rate as of September 30, 2003 was 3.5475%. The fair value of the interest rate swap was an asset of $3.8 million as of September 30, 2003. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded in "Other assets" in our consolidated balance sheets. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under SFAS No. 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

6. COMMITMENTS AND CONTINGENCIES

During 2002, we completed the development of Summit Brookwood, a 359-unit apartment community located in Atlanta. As of September 30, 2003, we are the lessee under a land lease related to one parcel of land on which Summit Brookwood was constructed. We were previously the lessee under two parcels of land related to Summit Brookwood; however, we closed on the purchase of one parcel of land for $5.3 million on June 20, 2003, leaving $5.3 million remaining on the total $10.6 million purchase commitment, which we expect to finalize in December 2003 using cash as consideration.

The estimated cost to complete the four development projects currently under construction was $40.9 million as of September 30, 2003. Anticipated construction completion dates of the projects range from the first quarter of 2004 to the fourth quarter of 2004.

As collateral for performance on contracts and as credit guarantees to banks and insurers, we were contingently liable under standby letters of credit in the aggregate amount of $7.2 million as of September 30, 2003.

We carry terrorism insurance on all communities. The terrorism insurance is subject to coverage limitations, which we believe are commercially reasonable. No assurance can be given that material losses in excess of insurance proceeds will not occur in the future, or that insurance coverage for acts of terrorism will be available in the future.

Summit has employment agreements with two of its former executive officers, both of whom resigned from such executive positions, but who remain as employees and have agreed to provide various services to us from time to time over the next ten years through December 31, 2011. Each employment agreement requires that Summit pay to the former officers a base salary aggregating up to $2.1 million over the period from July 1, 2001 to December 31, 2011 (beginning with calendar year 2002, up to $200,000 on an annual basis). Each employment agreement also requires that Summit provide participation in Summit’s life insurance plan, office space, information systems support and administrative support for the remainder of each employee’s life, and participation in Summit’s health and dental insurance plans until the last to die of the employee or such employee’s spouse. Either party can terminate the employment agreements, effective 20 business days after written notice is given. The full base salary amount due shall be payable through 2011 whether or not the agreements are terminated earlier in accordance with their terms.

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

We are a party to a number of agreements and contracts pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in contracts into which we enter, under which we customarily agree to hold the other party harmless against certain losses arising from breaches of representations, warranties and/or covenants related to such matters as, among others, title to assets, specified environmental matters, qualification to do business, due organization, non-compliance with restrictive covenants, laws, rules and regulations, maintenance of insurance and payment of tax bills due and owing. Additionally, with respect to retail and office lease agreements we enter into as landlord, we may also indemnify the other party against damages caused by our willful misconduct or negligence associated with the operation and management of the building. Although no assurances can be made, we believe that if we were to incur a loss in any of these matters, such loss should not have a material effect on our financial condition or results of operations. Historically, payments made with regard to these agreements have not had a material effect on our financial condition or results of operations.

7. COMMON STOCK OFFERING

On September 25, 2003, Summit sold 2.3 million shares of its common stock to certain advisory clients of Cohen & Steers Capital Management, Inc. at a price of $21.81 per share. This price represents a 1.76% discount to Summit’s closing common stock price on September 18, 2003. The sale was made pursuant to Summit’s existing shelf registration statement previously filed with, and declared effective by, the Securities and Exchange Commission. The net proceeds from the sale of $50.1 million will be used for general corporate purposes, including the redemption of preferred units, acquisition and development opportunities and debt reduction.

8. UNRESTRICTED AND RESTRICTED STOCK

During the nine months ended September 30, 2003, Summit issued 33,342 shares of unrestricted stock valued at $660,000 to employees under its 1994 Stock Option and Incentive Plan. These shares were issued pursuant to stock award agreements entered into with certain employees dated February 6, 2002 (the "2002 Stock Grants") and represent 15% of the total 222,270 shares of common stock that could have been received by these employees under the stock award agreements. The remaining shares will be issued based on the following schedule of dates and percentages: an additional 20% on each of March 1, 2004, 2005 and 2006 and the final 25% on March 1, 2007. As of September 30, 2003, following the issuance of the shares mentioned above and certain employee forfeitures, a total of 175,329 shares remained available for issuance under the 2002 Stock Grants. The respective employee will receive the applicable number of shares on each date if he or she continues to be employed by us on such date, or earlier upon his or her death or disability or upon a "change of control" of Summit. Employees surrendered 12,589 shares of stock during the nine months ended September 30, 2003 to satisfy the personal income tax liability related to the 2002 Stock Grants and an additional 16,081 shares during the nine months ended September 30, 2003 to satisfy the personal income tax liability related to shares of restricted stock granted prior to January 1, 2003 which vested during the current period.

9. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the nine months ended September 30, 2003 and 2002 were as follows:

A. We accrued distributions payable in the amounts of $11.0 million as of September 30, 2003 and $14.8 million as of September 30, 2002.

B. Summit issued 33,342 shares of unrestricted stock valued at $660,000 under its 1994 Stock Option and Incentive Plan during the nine months ended September 30, 2003. Summit issued 1,773 shares of restricted stock valued at $35,000 during the nine months ended September 30, 2002 under this plan. During the nine months ended September 30, 2003, employees surrendered 28,670 shares valued at $336,000 to satisfy the personal income tax liability related to the issuance of unrestricted shares and the vesting of restricted stock. During the nine months ended September 30, 2002, employees surrendered 17,143 shares valued at $326,000 to satisfy the personal income tax liability related to the vesting of restricted stock.

C. Summit issued 140,581 shares of common stock in exchange for 140,581 common units of limited partnership interest in the Operating Partnership valued at $3.1 million during the nine months ended September 30, 2003. Summit issued 13,658 shares of common stock in exchange for 13,658 common units of limited partnership interest in the Operating Partnership valued at $285,000 during the nine months ended September 30, 2002.

10. PREFERRED UNITS

On September 18, 2003, we redeemed all 3.4 million of our preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units for cash in the amount of $25.20 per unit plus all unpaid distributions through the redemption date. These preferred units were redeemable for cash, or at our option, shares of Summit’s 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock, or a combination of cash and shares of Summit’s 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock. Holders of the Series B preferred units had the right to exchange these preferred units for shares of Summit’s Series B preferred stock on a one-for-one basis, subject to adjustment: (a) on or after April 29, 2009, (b) if full quarterly distributions were not made for six quarters, or (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes. As a result of the redemption, the excess of the redemption amount over the carrying amount of the units, which totals approximately $3.0 million in the aggregate, has reduced net income for the three and nine months ended September 30, 2003. This is consistent with the SEC's staff announcement on July 31, 2003 that provided clarification to Emerging Issues Task Force ("EITF") Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock." Distributions on the Series B preferred units were cumulative from the date of original issuance and were payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series B preferred units in the aggregate amount of $5.5 million during the nine months ended September 30, 2003 and $5.7 million during the nine months ended September 30, 2002.

As of September 30, 2003, we had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. The preferred units are redeemable on or after September 3, 2004 for cash at a redemption price equal to the holder’s capital account. The holder of the Series C preferred units has the right to exchange these preferred units for shares of Summit’s Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceed 18% of the total profits or capital interest in the Operating Partnership for a taxable year. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $3.6 million during each of the nine months ended September 30, 2003 and 2002.

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

	Number	Value	Average Price
	of Shares	of Shares	of Shares
	Repurchased	Repurchased	Repurchased

Year ended December 31, 2000	279,400	$5,533	$19.80
Year ended December 31, 2001	8,800	197	22.39
Year ended December 31, 2002	151,300	2,666	17.62
Nine months ended September 30, 2003	809,800	15,193	18.76

Total as of September 30, 2003	1,249,300	$23,589	$18.88

Summit had $32.4 million remaining for authorized repurchases under the program as of September 30, 2003.

12. EMPLOYEE LOAN PROGRAM

Summit has a loan program under which its loaned amounts to certain of its executive officers and other qualified employees to (a) finance the purchase of Summit’s common stock on the open market at then-current market prices, (b) finance the payment of the exercise price of one or more stock options to purchase shares of Summit’s common stock, or (c) finance the annual tax liability or other expenses of an executive officer related to the vesting of shares of common stock which constitute a portion of a restricted stock award granted to the executive officer. As a result of recent legislation, Summit is no longer permitted to make loans to its executive officers and, therefore, new issuances under the loan program have been terminated. The relevant officer or employee has executed a promissory note and security agreement related to each loan extended. Each outstanding note bears interest at a rate established on the date of the note, is full recourse to the respective officer or employee and is collateralized by the shares of Summit’s common stock, which are the subject of the loans. If the market price of Summit’s common stock falls below the price at which the shares of stock were purchased, the proceeds of the sale of the common stock may not be sufficient to repay the loan. As of September 30, 2003, we had loans receivable in the net amount of $17.4 million, which were collateralized by 845,000 shares of Summit’s common stock valued at $19.2 million (based on the closing market price of Summit’s common stock of $22.72 on that date).

13. SUBSEQUENT EVENTS

On October 7, 2003, we sold an apartment community formerly known as Summit Buena Vista (467 apartment homes) located in Dallas, Texas for $32.4 million as part of our strategy to exit our Texas markets. The net proceeds of $8.9 million (net of the related mortgage debt which was assumed by the buyer, the balance of which was $23.0 million on the date of sale) were placed into escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and are expected to be used to fund future development and/or acquisition activities. In the event proceeds from Summit Buena Vista are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company-level tax may be incurred. We expect to recognize a gain on the disposition of Summit Buena Vista.

On October 8, 2003, we repaid $26.8 million of mortgages associated with two Texas communities in anticipation of the sale of such communities. We incurred $3.5 million of pre-payment penalties associated with the early extinguishment of these mortgages.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "may," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate solely to historical matters. In addition, information concerning the following are forward-looking statements:

•  the future operating performance of stabilized communities;
•  national economic conditions and economic conditions in our markets;
•  the proposed development, acquisition or disposition of communities, including our strategy to exit our Texas markets;
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

You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•  economic conditions generally and the real estate market specifically, including changes in occupancy rates, market rents and rental rate concessions and the failure of national and local economic conditions to rebound in a timely manner;
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
•  the failure to locate favorable investment opportunities in our markets;
•  construction delays due to the unavailability of materials, weather conditions or other delays;
•  potential environmental liabilities and related property damages, costs of investigation and remediation, and liability to third parties;
•  competition, which could limit our ability to secure attractive investment opportunities, lease apartment homes, or increase or maintain rents;
•  supply and demand for apartment communities in our current market areas;
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
•  changes in accounting principles generally accepted in the United States of America ("GAAP"), or policies and guidelines applicable to REITs; and
•  those factors discussed below and in the sections entitled "Results of Operations for the Three and Nine Months Ended September 30, 2003 and 2002" on page 23 of this report, "Operating Performance of Our Same-Property Communities" beginning on page 25 of this report, "Operating Performance of Our Communities in Lease-up" beginning on page 27 of this report, "Factors Affecting the Performance of Our Development Communities" beginning on page 29 of this report and "Commitments and Contingencies" beginning on page 33 of this report.

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

We focus on the operation, development and acquisition of primarily "Class A" luxury apartment communities located throughout the Southeast and Mid-Atlantic United States. We focus our efforts in five markets consisting of Atlanta, Charlotte, Raleigh, Southeast Florida and Washington, D.C. While we currently operate in Texas as well, we intend to exit our Texas markets and use the sales proceeds from those communities primarily to increase our presence in our five markets. Because we focus on five markets, changes in local economic and market conditions in these markets may significantly affect our current operations and future prospects.

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

The cost of communities acquired is allocated to tangible and intangible assets and liabilities based on their relative fair values. We estimate the fair value of the acquired tangible assets, which generally consist of land, buildings, furniture, fixtures, and equipment and intangible assets and liabilities, which generally represent the value of above-market and below-market leases, in-place leases and tenant relationships, of the community acquired and allocate the purchase price on a pro-rata basis to each component.

The fair value of tangible assets acquired is determined by valuing the community as if it were vacant, applying methods similar to those used by independent appraisers of income-producing property. The resulting value is then allocated to land, buildings and furniture, fixtures and equipment based on management’s determination of the relative fair value of these assets. The assumptions used in the allocation of fair values to assets acquired are based on management’s best estimates at the time of evaluation.

Fair value is assigned to above-market and below-market leases based on the difference between (a) the contractual amounts to be paid by the resident or retail tenant based on the existing lease and (b) management’s estimate of current market lease rates for the corresponding in-place leases, over the remaining terms of the in-place leases. Capitalized above-market lease amounts would be included in "Other assets" in our consolidated balance sheets and amortized to rental revenue over the remaining terms of the respective leases; however, we did not have any capitalized above-market leases at September 30, 2003. Capitalized below-market lease amounts are included in "Accounts payable and accrued expenses" in our consolidated balance sheets and are amortized as an increase to rental revenue over the remaining terms of the respective leases.

The fair value of acquired in-place leases is included in "Other assets" in our consolidated balance sheets and is amortized as a leasing cost over the remaining non-cancelable periods of the respective leases. If acquired in-place leases with terms of greater than twelve months are terminated early, all unamortized amounts relating to those leases would be written-off.

The fair value of tenant relationships represents the probability that existing tenants will renew their leases and, thus, reduces the amount of lost rental revenue from vacant apartments. Tenant relationships are included in "Other assets" in our consolidated balance sheets and are amortized as a leasing cost over the estimated life of the tenant relationships.

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

We capitalize interest, the cost of our development efforts directly related to apartment construction, and certain operational costs for communities under construction and in lease-up. Interest costs are capitalized in accordance with Statement of Financial Accounting Standards) ("SFAS") No. 34, "Capitalization of Interest Cost," based on the ratio of those units available for rental to the total number of units in the community and depreciated over the lives of the constructed assets. We capitalize the cost of our development department efforts to projects currently under construction, currently at a rate of 3.0% of such construction assets. Such costs are then depreciated over the lives of the constructed assets upon their completion. We treat each unit in an apartment community separately for capitalization and expense recognition purposes. This results in a proration of interest and operational costs in a development community between costs that are capitalized or expensed. As units become available for their intended use, we cease capitalization of interest and operational costs on those units based on the ratio of those available for rental to the total number of units in the community.

We capitalize pre-development costs incurred in pursuit of development opportunities. These costs primarily include legal and design fees and related overhead costs. In the event that our team of executive officers comprising the Asset Allocation Committee determines that it is not probable that we will proceed with the pursuit of a particular development project, we record a charge to expense to write down the project to its estimated recoverable amount, if any.

We record our real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjust the carrying value of those assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Assets to be disposed of are recorded at the lower of carrying amount or fair value less cost to sell.

HISTORICAL RESULTS OF OPERATIONS

Our income from continuing operations is generated primarily from operations of our apartment communities. The changes in operating results from period to period reflect changes in existing community performance and changes in the number of apartment homes due to development, acquisition, or disposition of communities. Where appropriate, comparisons are made on a "same-property communities" (which we formerly referred to as "fully stabilized communities"), "acquisition communities," "stabilized development communities," "lease-up communities" and "disposition communities" basis in order to adjust for changes in the number of apartment homes.

A community that we have acquired is deemed "same-property" when we have owned it for one year or more as of the beginning of the current year. A community that we have developed is deemed "same-property" when stabilized for at least one year as of the beginning of the current year. A community is deemed to be a "stabilized development" community when stabilized as of the beginning of the current year but not the entire prior year. We consider a community to be "stabilized" when it has attained a physical occupancy level of at least 93%. An "acquisition" community is one that was acquired less than twelve months before the beginning of the current year. A "lease-up" community is defined as one that has commenced rental operations but was not stabilized as of the beginning of the current year.

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

Results of Operations for the Three and Nine Months Ended September 30, 2003 and 2002

Net income decreased to $3.9 million for the three months ended September 30, 2003 from $30.0 million for the three months ended September 30, 2002. Our three-month results include net gains on asset sales of $2.1 million compared to gains on asset sales of $22.3 million for the same period in 2002. In addition, our three-month results for 2003 include a charge of $827,000 related to the early termination of our prior unsecured credit facility and a charge of $2.5 million for the early extinguishment of debt associated with an asset sale.

Net income decreased to $19.2 million for the nine months ended September 30, 2003 from $57.8 million for the nine months ended September 30, 2002. Our nine-month 2003 results include gains on asset sales of $8.4 million compared to $31.9 million during the same period in 2002. In addition, our nine-month 2003 results include a charge of $827,000 related to the early termination of our prior unsecured credit facility and a charge of $4.0 million for the loss from the early extinguishments of debt associated with asset sales.

Property operating income is defined as rental and other property revenues less property operating expenses. We believe that property operating income is a meaningful measure for an investor’s analysis of community performance as it represents the most consistent, comparable operating performance among our communities. Depreciation is a fixed cost not controllable by our property management staff and not all communities are encumbered by financing instruments. Therefore, all property operating expense amounts in this Management’s Discussion and Analysis section are presented before depreciation, interest and amortization. Property operating income does not include any allocation of corporate overhead. You should not consider property operating income as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or as an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity. Our calculation of property operating income may differ from the methodology and definition used by other apartment companies and, accordingly, may not be comparable to similarly entitled measures used by other apartment companies.

We have experienced weakening apartment fundamentals due to the downturn in the national economy as well as declining economic conditions in our markets during the first nine months of the year. Demand for apartment homes has deteriorated due to lower job growth and/or job losses, primary drivers of apartment demand. This decrease in demand has led to lower rental rates and higher concessions. Additionally, the favorable interest rate environment has produced record home sales which, when combined with the slowing economy, has depleted the number of prospective residents. The favorable interest rate environment has also provided the opportunity for developers to continue to add to the supply of apartments in our markets. However, we experienced positive job growth in our core markets during the third quarter and produced the first year-over-year increase in property operating income since the second quarter of 2001. As the economy continues to recover, we expect operating fundamentals will improve.

Operating Performance of Our Portfolio of Communities

A summary of our apartment homes (excluding unconsolidated joint ventures) for the nine months ended September 30, 2003 and 2002 is as follows:

	2003	2002

Apartment homes at January 1	15,428	16,739
Apartment homes sold during the period	(1,202)	(1,136)
Apartment homes acquired during the period	405	222
Developments which began rental operations during the period	786	761

Apartment homes at September 30	15,417	16,586

The operating performance of our communities (inclusive of continuing and discontinued operations and excluding unconsolidated joint ventures) for the three and nine months ended September 30, 2003 and 2002 and a reconciliation of property operating income to net income (loss) is summarized below (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2003	2002	% Change	2003	2002	% Change

Property revenues:
Same-property communities	$30,269	$30,155	0.4%	$90,549	$93,810	-3.5%
Acquisition communities	2,061	528	290.3%	4,104	528	677.3%
Stabilized development communities	4,247	4,345	-2.3%	12,861	12,036	6.9%
Lease-up communities	3,946	712	454.2%	8,506	984	764.4%
Disposition communities	458	6,704	-93.2%	4,385	24,097	-81.8%

Total property revenues	40,981	42,444	-3.4%	120,405	131,455	-8.4%

Property operating expenses:
Same-property communities	10,521	10,446	0.7%	30,876	30,056	2.7%
Acquisition communities	918	256	258.6%	1,761	256	587.9%
Stabilized development communities	1,581	1,455	8.7%	4,635	4,313	7.5%
Lease-up communities	1,537	210	631.9%	3,262	461	607.6%
Disposition communities	223	2,364	-90.6%	1,905	8,286	-77.0%

Total property operating expenses	14,780	14,731	0.3%	42,439	43,372	-2.2%

Property operating income:
Same-property communities	19,748	19,709	0.2%	59,673	63,754	-6.4%
Acquisition communities	1,143	272	320.2%	2,343	272	761.4%
Stabilized development communities	2,666	2,890	-7.8%	8,226	7,723	6.5%
Lease-up communities	2,409	502	379.9%	5,244	523	-902.7%
Disposition communities	235	4,340	-94.6%	2,480	15,811	-84.3%

Total property operating income	26,201	27,713	-5.5%	77,966	88,083	-11.5%

Interest and other income	562	655	-14.2%	2,263	1,823	24.1%
Management fees – third party communities	145	164	-11.6%	471	627	-24.9%
Depreciation and amortization expense (continuing and discontinued operations)	(9,803)	(10,027)	-2.2%	(29,973)	(29,743)	0.8%
Interest and amortization of deferred financing costs (continuing and discontinued operations)	(9,645)	(8,714)	10.7%	(26,001)	(27,564)	-5.7%
General and administrative expense	(1,747)	(991)	76.3%	(5,232)	(4,077)	28.3%
Property management – owned communities	(1,207)	(912)	32.3%	(3,885)	(2,853)	36.2%
Property management – third party communities	(148)	(112)	32.1%	(475)	(349)	36.1%
Loss on real estate joint ventures	(105)	(76)	38.2%	(269)	(53)	407.5%
Gain on sale of real estate assets (continuing and discontinued operations)	2,119	16,900	-87.5%	8,377	26,530	-68.4%
Gain on sale of real estate assets – joint ventures	-	5,423	-100.0%	-	5,423	-100.0%
Loss from early extinguishment of debt	(2,510)	-	-100.0%	(4,018)	-	-100.0%

Net income	$3,862	$30,023	-87.1%	$19,224	$57,847	-66.8%

Operating Performance of Our Same-Property Communities

The operating performance of our same-property communities for the three and nine months ended September 30, 2003 and 2002 is summarized below (dollars in thousands, except average rent per occupied apartment home):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2003	2002	% Change	2003	2002	% Change

Property revenues:
Rental	$28,073	$28,107	-0.1%	$84,281	$87,459	-3.6%
Other	2,196	2,048	7.2%	6,268	6,351	-1.3%

Total property revenues	30,269	30,155	0.4%	90,549	93,810	-3.5%

Property operating expenses:
Personnel	2,534	2,360	7.4%	7,387	6,932	6.6%
Advertising and promotion	392	403	-2.7%	1,161	1,203	-3.5%
Utilities	1,512	1,514	-0.1%	4,513	4,365	3.4%
Building repairs and maintenance	1,475	1,550	-4.8%	4,169	4,177	-0.2%
Real estate taxes and insurance	4,126	4,128	0.0%	12,303	11,921	3.2%
Other operating expense	482	491	-1.8%	1,343	1,458	-7.8%

Total property operating expenses	10,521	10,446	0.7%	30,876	30,056	2.7%

Property operating income	$19,748	$19,709	0.2%	$59,673	$63,754	-6.4%

Average physical occupancy	94.8%	91.8%	3.0%	94.5%	92.9%	1.6%

Average rent per occupied apartment home	$884	$923	-4.2%	$892	$941	-5.2%

Number of apartment homes	11,368	11,368	0.0%	11,368	11,368	0.0%

Number of apartment communities	38	38	0.0%	38	38	0.0%

For the three-month period ended September 30, 2003, property revenues remained flat, increasing by 0.4% over the same period in 2002. For the nine-month period ended September 30, 2003, property revenues declined due to weakening fundamentals in our markets, primarily driven by (a) a decline in job growth and/or an increase in job losses, (b) the growth of the single family home market in the low interest rate environment which has made for-sale housing more affordable, causing apartments to re-price at lower rates to remain competitive, and (c) the new supply of apartment homes added to our markets by builders benefiting from low interest rates.

Personnel costs increased by $174,000, or 7.4%, and $455,000, or 6.6%, for the three and nine-month periods due to an increase in staffing levels in 2003 as compared to 2002. Excluding personnel costs, property operating expenses for the three-month period decreased by 1.2% over the same period in 2002. Insurance costs increased by $422,000, or 35.1%, during the nine months ended September 30, 2003 when compared to the same period in 2002 due to an increase in insurance rates with our May 2002 renewal as well as obtaining terrorism insurance on certain of our communities.

As a percentage of total property revenue, total property operating and maintenance expenses increased to 34.8% for the three months ended September 30, 2003 from 34.6% for the same period in 2002 and increased to 34.1% for the nine months ended September 30, 2003 from 32.0% for same period in 2002.

We expect that property operating income for our same-property pool of communities will remain at current levels until job growth in our markets increases and the affordability of single family homes decreases. This expectation is based on what we believe to be reasonable assumptions as to future economic conditions and the quantity of competitive supply expected in our markets. However, there can be no assurance that actual results will not differ from this assumption, especially due to the unpredictable nature of the current economy. In addition, property operating income may be negatively impacted by property tax expense due to the uncertainty of property valuations performed by certain municipalities.

Operating Performance of Our Acquisition Communities

On May 6, 2003, the Operating Partnership purchased certain assets of Brickell Grand, Inc. including the community known as Summit Brickell and a note receivable from the developer, for $59.4 million. Summit Brickell is located in Miami, Florida and contains 405 apartment homes and approximately 18,000 square feet of retail space. The apartment homes at Summit Brickell were 97.3% leased and the retail space was 56.6% leased as of September 30, 2003. On July 1, 2002, we acquired a stabilized apartment community known as Summit San Raphael in the Galleria sub-market of Dallas, Texas for $17.7 million. The operating performance of Summit Brickell and Summit San Raphael for the three and nine months ended September 30, 2003 and 2002 is summarized below (dollars in thousands, except average rent per occupied apartment home):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Property revenues:
Rental	$1,975	$507	$3,914	$507
Other	86	21	190	21

Total property revenues	2,061	528	4,104	528
Property operating expenses	918	256	1,761	256

Property operating income	$1,143	$272	$2,343	$272

Average physical occupancy	93.1%	86.8%	83.0%	86.8%

Average rent per occupied apartment home	$1,129	$917	$1,085	$917

Number of apartment homes	627	222	627	222

Operating Performance of Our Stabilized Development Communities

Summit Crest, Summit Overlook, Summit Peachtree, Summit Shiloh and Summit at Lenox are considered stabilized development communities as of September 30, 2003. Summit Lenox, which had previously been considered a same-property community, is currently undergoing a renovation which has caused certain apartment homes to be unavailable for rental over the course of the project; therefore, its operating results are included in the stabilized development category. The operating performance of these five communities for the three and nine months ended September 30, 2003 and 2002 is summarized below (dollars in thousands, except average rent per occupied apartment home):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Property revenues:
Rental	$3,994	$4,099	$12,096	$11,273
Other	253	246	765	763

Total property revenues	4,247	4,345	12,861	12,036
Property operating expenses	1,581	1,455	4,635	4,313

Property operating income	$2,666	$2,890	$8,226	$7,723

Average physical occupancy	94.0%	90.5%	93.1%	81.2%

Average rent per occupied apartment home	$795	$849	$812	$858

Number of apartment homes	1,820	1,820	1,820	1,820

Operating Performance of Our Lease-up Communities

A summary of the six lease-up communities during the three and nine months ended September 30, 2003 is as follows (dollars in thousands):

					Third
		Total	Actual/		Quarter	% Leased
	Number of	Actual/	Anticipated	Actual/	Average	as of
	Apartment	Estimated	Construction	Anticipated	Physical	September 30,
Community	Homes	Cost	Completion	Stabilization	Occupancy	2003

Summit Grand Parc - Washington, D.C. (1)	105	$43,527	Q4 2002	Q3 2003	75.3%	93.3%
Summit Valleybrook - Philadelphia, PA	352	37,756	Q4 2002	Q3 2003	89.8%	95.2%
Summit Brookwood - Atlanta, GA	359	44,504	Q4 2002	Q4 2003	87.8%	95.5%
Summit Roosevelt - Washington, D.C.	198	46,268	Q2 2003	Q3 2003	78.7%	98.0%
Summit Stockbridge - Atlanta, GA	304	23,362	Q3 2003	Q2 2004	70.2%	88.5%
Summit Silo Creek - Washington, D.C. (2)	284	41,700	Q2 2004	Q4 2004	5.5%	16.2%

	1,602	$237,117

(1)  Stabilization, occupancy and percent leased information in the table above represents data for Summit Grand Parc’s apartment homes only. The 12,500 square feet of commercial space at Summit Grand Parc was 86.0% leased and occupied as of September 30, 2003.
(2)  The related assets of this property are included in "Construction in progress" in our consolidated balance sheets as of September 30, 2003.

The actual stabilization dates for our communities in lease-up may be later than anticipated. The rental rates that we charge may also be less than expected. The operating performance of our lease-up communities for the three and nine months ended September 30, 2003 and 2002 is summarized below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Property revenues:
Rental	$3,624	$645	$7,839	$842
Other	322	67	667	142

Total property revenues	3,946	712	8,506	984
Property operating expenses	1,537	210	3,262	461

Property operating income	$2,409	$502	$5,244	$523

Number of apartment homes	1,602	1,602	1,602	1,602

Operating Performance of Our Disposition Communities

During the nine months ended September 30, 2003, we sold three apartment communities formerly known as Summit Fairways (240 apartment homes) located in Orlando, Florida, Summit Turtle Rock (250 apartment homes) located in San Antonio, Texas and Summit Camino Real (712 apartment homes) located in Dallas, Texas. The information in the table below represents operating results for the three and nine months ended September 30, 2003 and 2002 for the former Summit Fairways, Summit Turtle Rock and Summit Camino Real. The information in the table below for the three and nine months ended September 30, 2002 also represents operating results for the former Summit Breckenridge, Summit New Albany, Summit Pike Creek, Summit Mayfaire, Summit Stonefield, Summit Meadow, Summit Sand Lake and Summit Windsor communities, all of which were sold during 2002 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

Property revenues:	2003	2002	2003	2002

Rental	$421	$6,227	$4,099	$22,440
Other	37	477	286	1,657

Total property revenues	458	6,704	4,385	24,097
Property operating expenses	223	2,364	1,905	8,286

Property operating income	$235	$4,340	$2,480	$15,811

Number of apartment homes	712	3,601	1,202	3,601

Communities Sold or Held for Sale

In accordance with SFAS No. 144, net income and gain (loss) on disposition of real estate for communities sold or considered held for sale after December 31, 2001 are reflected in our statements of operations as "discontinued operations" for all periods presented. Below is a summary of discontinued operations for Summit Fairways, Summit Turtle Rock, Summit Camino Real and five other assets, Summit Buena Vista, Summit Belcourt and Summit San Raphael, all located in Dallas, Texas, and Summit Arboretum and Summit Las Palmas, both located in Austin, Texas, which qualify for held for sale treatment under SFAS No. 144 as of September 30, 2003. The information for 2002 below includes the eight communities to which reference is made above as well as seven of the eight communities sold during 2002 (in thousands). The eighth community sold during the year ended December 31, 2002 was considered held for sale prior to December 31, 2001 and, therefore, is included in income from continuing operations in accordance with SFAS No. 144.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002
Property revenues:
Rental	$4,358	$10,098	$15,844	$32,790
Other	289	733	1,141	2,327

Total property revenues	4,647	10,831	16,985	35,117
Property operating expenses	1,953	4,117	7,006	12,730
Depreciation	672	2,330	3,576	7,498
Interest and amortization	951	1,622	3,426	4,975

Income from discontinued operations before net gain on disposition of discontinued operations and loss on early extinguishment of discontinued
operations	1,071	2,762	2,977	9,914
Gain on disposition of discontinued operations	2,119	16,900	8,377	12,691
Loss on early extinguishment of debt	(2,510)	-	(4,018)	-

Income from discontinued operations	$680	$19,662	$7,336	$22,605

As of September 30, 2003, Summit Buena Vista, Summit Arboretum, Summit Las Palmas, Summit Belcourt and Summit San Raphael were considered held for sale. The revenues and net income (excluding allocation of corporate overhead) of these five communities represented $4.2 million and $922,000, respectively, for the three months ended September 30, 2003 and $12.6 million and $1.9 million, respectively, for the nine months ended September 30, 2003.

On October 7, 2003, we sold an apartment community formerly known as Summit Buena Vista (467 apartment homes) located in Dallas, Texas for $32.4 million as part of our strategy to exit our Texas markets. The net proceeds of $8.9 million (net of the related mortgage debt which was assumed by the buyer, the balance of which was $23.0 million on the date of sale) were placed into escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and are expected to be used to fund future development and/or acquisition activities. In the event proceeds from Summit Buena Vista are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company-level tax may be incurred. We expect to recognize a gain on the disposition of the former Summit Buena Vista.

Development Activity

Our construction in progress as of September 30, 2003 is summarized as follows (dollars in thousands):

		Total		Estimated	Anticipated
	Apartment	Estimated	Cost To	Cost To	Construction
Community	Homes	Costs	Date	Complete	Completion

Summit Reunion Park II – Raleigh, NC	172	$10,800	$7,538	$3,262	Q1 2004
Summit Silo Creek – Washington, D.C. (1)	284	41,700	33,331	8,369	Q2 2004
Summit Brickell View – Miami, FL	323	75,000	58,364	16,636	Q4 2004
Summit Las Olas – Ft. Lauderdale, FL	420	73,700	61,104	12,596	Q4 2004

Total - communities under construction	1,199	201,200	160,337	$40,863

Other development and construction costs (2)	-	-	28,955

Total development communities	1,199	$201,200	$189,292

(1)  This community was in lease-up as of September 30, 2003.
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

Other Income and Expenses

Interest income decreased by $142,000, or 30.7%, to $320,000 for the three months ended September 30, 2003 when compared to the same period in 2002, primarily due to a decrease in interest earned on notes receivable of $61,000 and a decrease in interest earned on cash balances held with qualified intermediaries in accordance with like-kind exchange income tax rules and regulations of $53,000. Interest income increased by $78,000, or 5.4%, to $1.5 million for the nine months ended September 30, 2003 when compared to the same period in 2002, primarily due to an increase in interest earned on cash balances held with qualified intermediaries of $76,000.

Other income increased by $49,000, or 25.4%, to $242,000 for the three months ended September 30, 2003 when compared to the same period in 2002, primarily due to an increase in water billing administration fees and fees earned for water meter installation for third party communities of $196,000 offset by a decrease in proceeds of $136,000 in 2002 from an easement sale associated with one of our communities. Other income increased by $362,000, or 93.1%, to $751,000 for the nine months ended September 30, 2003 when compared to the same period in 2002, primarily due to an increase in water billing administration and meter installation fees of $399,000 offset by a decrease in proceeds of $136,000 in 2002 from an easement sale associated with one of our communities.

Interest expense for continuing and discontinued operations decreased by $215,000, or 2.6%, to $8.2 million for the three months ended September 30, 2003 when compared with the same period in 2002, primarily due to a decrease of 0.34% in our average interest rate and a decrease of $7.3 million in our average indebtedness outstanding. Interest expense decreased by $3.0 million, or 11.3%, to $23.6 million for the nine months ended September 30, 2003 when compared with the same period in 2002, primarily due to a decrease of 0.35% in our average interest rate and a decrease of $16.4 million in average indebtedness outstanding.

General and administrative expenses increased by $756,000, or 76.3%, to $1.7 million for the three months ended September 30, 2003 as compared to the same period in 2002, primarily due to an increase of $523,000 in the amount recorded for executive performance-based compensation. The payment of this compensation is contingent upon our operational success in 2003. In addition, the amount recorded for directors and officers liability insurance increased $72,000 and the cost of abandoned pursuit projects was $47,000 higher during the three months ended September 30, 2003 when compared to the same period in 2002. As a percentage of revenues, general and administrative expenses were 4.2% and 2.3% for the three months ended September 30, 2003 and 2002.

General and administrative expenses increased by $1.2 million, or 28.3%, to $5.2 million for the nine months ended September 30, 2003 as compared to the same period in 2002, primarily due to an increase of $673,000 in the amount recorded for executive performance-based compensation. The payment of this compensation is contingent upon our operational success in 2003. In addition, the amount recorded for directors and officers liability insurance increased $264,000 and the cost of abandoned pursuit projects was $21,000 higher during the nine months ended September 30, 2003 when compared to the same period in 2002. As a percentage of revenues, general and administrative expenses were 4.2% and 3.0% for the nine months ended September 30, 2003 and 2002.

Property management expenses increased by $331,000, or 32.3%, to $1.4 million for the three months ended September 30, 2003 as compared to the same period in 2002, primarily due to a reduction of costs capitalized by the Management Company for their services provided to development communities of $207,000 as a result of fewer development activities. Property management expenses increased by $1.2 million, or 36.2%, to $4.4 million for the nine months ended September 30, 2003 as compared to the same period in 2002, primarily due to a reduction in costs capitalized by the Management Company for their services provided to development communities of $771,000 as a result of fewer development activities.

Liquidity and Capital Resources

Liquidity

Our net cash provided by operating activities decreased to $50.2 million for the nine months ended September 30, 2003 from $55.5 million for the same period in 2002, primarily due to a decrease of $11.0 million in income from continuing and discontinued operations before gain on sale of real estate assets, minority interest of common unitholders in the Operating Partnership, dividends to preferred unitholders in the Operating Partnership and loss on early extinguishments of debt.

Net cash used in investing activities decreased to $5.6 million during the nine months ended September 30, 2003 from $29.7 million for the same period in 2002. The decrease in cash used in investing activities is primarily due to an increase in proceeds from the sale of real estate assets of $54.5 million, a decrease in cash used for construction of real estate assets of $27.9 million and an increase in cash contributed from our historic tax credit venture partner of $7.9 million, all offset by an increase in cash used for the acquisition of communities of $41.6 million and an increase in cash invested in real estate joint ventures of $14.5 million and a decrease in proceeds from the sale of joint venture interest of $11.2 million. Sale proceeds from certain communities sold are placed in escrow in accordance with like-kind exchange income tax rules and regulations. Proceeds from the sale of communities represent funds expended from these like-kind exchange escrows as well as cash proceeds received in connection with 2003 disposition communities which were not placed in escrow in accordance with like-kind exchange income tax rules and regulations. In the event proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company-level tax may be incurred.

Net cash used in financing activities increased to $45.0 million for the nine months ended September 30, 2003 from $25.2 million for the nine months ended September 30, 2002 . The increase in cash used in financing activities is primarily the result of a reduction in net borrowings on our credit facility of $85.0 million, an increase in cash used to redeem Series B preferred units of $85.0 million, an increase in repayments of mortgage debt of $21.6 million, and a $15.2 million increase in cash used to repurchase shares of Summit’s common stock, all offset by an increase in proceeds from the issuance of mortgage debt of $87.0 million, an increase in proceeds from the issuance of Summit’s common stock of $53.1 million, a decrease in repayments of unsecured notes of $41.0 million and a decrease in dividends and distributions paid of $12.5 million.

Our outstanding indebtedness as of September 30, 2003 totaled $771.0 million. This amount included $334.0 million of fixed rate conventional mortgages, $267.0 million of fixed rate unsecured notes, $121.5 million under our secured credit facility, $27.3 million under our construction loan, $10.3 million of variable rate tax-exempt bonds, $6.9 million of variable rate mortgages and $4.0 million of fair value adjustments of hedged debt instruments.

We expect to meet our liquidity requirements over the next twelve months, including payments of dividends and distributions as well as recurring capital expenditures relating to maintaining our existing communities, primarily through net cash provided by operating activities, proceeds from the disposition of certain communities and borrowings under our credit facility.

We expect to meet our long-term liquidity requirements, such as scheduled mortgage debt maturities, property acquisitions, financing of development activities and other non-recurring capital improvements, through net cash provided by operating activities, the issuance of debt and equity securities, in connection with the acquisition of land or improved property, the issuance of common units, proceeds received from the disposition of certain communities and borrowings under our credit facility. We believe that we have adequate borrowing capacity and accessibility to attractive disposition opportunities to fund our long-term liquidity requirements.

Credit Facility

On July 28, 2003, we obtained a secured credit facility with a total current commitment of $200.0 million. We have the ability to increase this commitment pursuant to the terms of the credit agreement. The secured credit facility replaced our $225.0 million unsecured credit facility and provides funds for new development, acquisitions and general working capital purposes. This facility is secured by nine of our communities (Summit Fair Oaks, Summit Governor’s Village, Summit Grandview, Summit Lake, Summit Peachtree City, Summit Portofino, Summit Sedgebrook, Summit Shiloh and Summit Sweetwater) and matures in July 2008. As described in the credit agreement, loans under the credit facility are limited subject to debt service coverage and loan to value ratios and bear interest at the Reference Bill Index Rate (defined as the money market yield for the Reference Bills as established by the most recent Reference Bill auction conducted by Freddie Mac) plus 58 to 91 basis points depending on the level of debt service coverage. The outstanding balance of the credit facility was $121.5 million and the interest rate was 1.594% as of September 30, 2003.

On July 28, 2003, we obtained an unsecured letter of credit facility which matures in July 2008 and has a total commitment of $20.0 million. The letters of credit issued under this facility will serve as collateral for performance on contracts and as credit guarantees to banks and insurers. As of September 30, 2003, there were $7.2 million of letters of credit under this facility.

Medium-Term Notes

On April 20, 2000, we commenced a program for the sale of up to $250.0 million aggregate principal amount of medium-term notes (MTN) due nine months or more from the date of issuance. We had MTNs with an aggregate principal amount of $112.0 million outstanding in connection with the MTN program as of September 30, 2003.

On May 29, 1998, we established a program for the sale of up to $95.0 million aggregate principal amount of MTNs due nine months or more from the date of issuance. We had MTNs with an aggregate principal amount of $25.0 million outstanding in connection with this MTN program as of September 30, 2003 . As a result of the commencement of the $250.0 million MTN program, we cannot issue any additional notes under the $95.0 million MTN program.

Construction Loan

Concurrent with the purchase of our joint venture partner’s equity interest in SZF, LLC in July 2003 (see Note 2), we consolidated the construction loan related to the community that is being developed by such joint venture. The construction loan has a total commitment of $45.0 million, matures in June 2004 and bears interest at LIBOR plus 207.5 basis points. The outstanding balance of the construction loan was $27.3 million and the interest rate was 3.195% as of September 30, 2003.

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

Preferred Units

On September 18, 2003, we redeemed all 3.4 million of our preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units for cash in the amount of $25.20 per unit plus all unpaid distributions through the redemption date. These preferred units were redeemable for cash, or at our option, shares of Summit’s 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock, or a combination of cash and shares of Summit’s 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock. Holders of the Series B preferred units had the right to exchange these preferred units for shares of Summit’s Series B preferred stock on a one-for-one basis, subject to adjustment: (a) on or after April 29, 2009, (b) if full quarterly distributions were not made for six quarters, or (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes. As a result of the redemption, the excess of the redemption amount over the carrying amount of the units, which totals approximately $3.0 million in the aggregate, has reduced net income for the three and nine months ended September 30, 2003. This is consistent with the SEC's staff announcement on July 31, 2003 that provided clarification to Emerging Issues Task Force ("EITF") Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock." Distributions on the Series B preferred units were cumulative from the date of original issuance and were payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series B preferred units in the aggregate amount of $5.5 million during the nine months ended September 30, 2003 and $5.7 million during the nine months ended September 30, 2002.

As of September 30, 2003, we had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. The preferred units are redeemable on or after September 3, 2004 for cash at a redemption price equal to the holder’s capital account. The holder of the Series C preferred units has the right to exchange these preferred units for shares of Summit’s Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceed 18% of the total profits or capital interest in the Operating Partnership for a taxable year. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $3.6 million during each of the nine months ended September 30, 2003 and 2002.

Derivative Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We generally do not utilize derivative financial instruments for trading or speculative purposes.

On June 14, 2002, we entered into an interest rate swap with a notional amount of $50.0 million, relating to $50.0 million of 7.20% fixed rate notes issued under our medium-term note program. Under the interest rate swap agreement, through the maturity date of August 15, 2007, (a) we have agreed to pay to the counterparty the interest on a $50.0 million notional amount at a floating interest rate of three-month LIBOR plus 241.75 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate of the underlying debt obligation. The floating rate as of September 30, 2003 was 3.5475%. The fair value of the interest rate swap was an asset of $3.8 million as of September 30, 2003. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded in "Other assets" in our consolidated balance sheets. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under SFAS No. 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

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

	Number	Value	Average Price
	of Shares	of Shares	of Shares
	Repurchased	Repurchased	Repurchased

Year ended December 31, 2000	279,400	$5,533	$19.80
Year ended December 31, 2001	8,800	197	22.39
Year ended December 31, 2002	151,300	2,666	17.62
Nine months ended September 30, 2003	809,800	15,193	18.76

Total as of September 30, 2003	1,249,300	$23,589	$18.88

Summit had $32.4 million remaining for authorized repurchases under the program as of September 30, 2003.

Commitments and Contingencies

A summary of our future contractual obligations related to long-term debt, non-cancelable operating leases and other obligations as of September 30, 2003 is as follows (in thousands):

	Payments Due by Period

	2003	2004-2005	2006-2007	Thereafter	Total

Long-term debt principal payments and maturities	$47,796	$140,217	$118,732	$338,744	$645,489
Standby letters of credit (1)	2,975	4,221	-	-	7,196
Development expenditures (2)	21,834	19,029	-	-	40,863
Purchase obligations (3)	5,300	-	-	-	5,300
Operating lease commitments (4)	59	374	326	326	1,085
Employment agreement payments (5)	100	800	800	1,600	3,300

Total	$78,064	$164,641	$119,858	$340,670	$703,233

(1)
As collateral for performance on contracts and as credit guarantees to banks and insurers, we were contingently liable under standby letters of credit in the aggregate amount of $7.2 million as of September 30, 2003.

(2)
The estimated cost to complete the four development projects currently under construction was $40.9 million as of September 30, 2003. Anticipated construction completion dates of the projects range from the second quarter of 2004 to the fourth quarter of 2004.

(3)
During 2002, we completed the development of Summit Brookwood, a 359-unit apartment community located in Atlanta, Georgia. As of September 30, 2003, we are the lessee under a land lease related to one parcel of land on which Summit Brookwood was constructed. We were previously the lessee under two parcels of land related to Summit Brookwood; however, we closed on the purchase of one parcel of land for $5.3 million on June 20, 2003, leaving $5.3 million remaining on the total $10.6 million purchase commitment, which we expect to finalize in December 2003 using cash as consideration.

(4)	Includes operating leases related to rental of office space.
(5)
Summit has employment agreements with two of its former executive officers, both of whom resigned from such executive positions, but who remain as employees and have agreed to provide various services to Summit from time to time through December 31, 2011. Each employment agreement requires that Summit pay to the former officers a base salary aggregating up to $2.1 million over the period from July 1, 2001 to December 31, 2011 (beginning with calendar year 2002, up to $200,000 on an annual basis). Each employment agreement also requires that Summit provide participation in our life insurance plan, office space, information systems support and administrative support for the remainder of each employee’s life, and participation in Summit’s health and dental insurance plans until the last to die of the employee or such employee’s spouse. Either party can terminate the employment agreements, effective 20 business days after written notice is given. The full base salary amount due shall be payable through 2011 whether or not the agreements are terminated earlier in accordance with their terms.

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

We are a party to a number of agreements and contracts pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in contracts into which we enter, under which we customarily agree to hold the other party harmless against certain losses arising from breaches of representations, warranties and/or covenants related to such matters as, among others, title to assets, specified environmental matters, qualification to do business, due organization, non-compliance with restrictive covenants, laws, rules and regulations, maintenance of insurance and payment of tax bills due and owing. Additionally, with respect to retail and office lease agreements we enter into as landlord, we may also indemnify the other party against damages caused by our willful misconduct or negligence associated with the operation and management of the building. Although no assurances can be made, we believe that if we were to incur a loss in any of these matters, such loss should not have a material effect on our financial condition or results of operations. Historically, payments made with regard to these agreements have not had a material effect on our financial condition or results of operations.

Funds from Operations

Funds from Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), represents net income (loss) excluding gains or losses from sales of property and extraordinary items, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with GAAP. Debt extinguishment costs incurred directly as a result of the sale of a community and included in discontinued operations are not specifically addressed by the NAREIT definition. Because of the limitations of the NAREIT FFO definition, we have made an interpretation in applying the definition to maintain consistent treatment with previous years’ results. We include such debt extinguishment costs as a component of the community’s total gain or loss and, therefore, exclude them in the calculation of FFO. These costs were $2.5 million for the three months ended September 30, 2003 and $4.0 million for the nine months ended September 30, 2003. We believe that this interpretation is consistent with NAREIT’s definition. Our methodology for computing FFO may differ from the methodologies utilized by other real estate companies and, accordingly, may not be comparable to other real estate companies.

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

FFO for the three and nine months ended September 30, 2003 and 2002 is calculated as follows (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Income (loss) available to common unitholders	$(1,995)	$26,918	$7,157	$48,532
Gain on sale of real estate assets	(2,119)	(16,900)	(8,377)	(26,530)
Gain on sale of real estate assets – joint ventures	-	(5,423)	-	(5,423)
Loss on early extinguishment of debt	2,510	-	4,018	-
Depreciation and amortization:
Real estate assets	9,800	9,916	29,644	29,376
Real estate joint ventures	193	306	572	922

Funds from Operations	$8,389	$14,817	$33,014	$46,877

Net income per unit – diluted	$0.13	$0.96	$0.63	$1.86

Funds from Operations per unit – diluted	$0.27	$0.48	$1.08	$1.51

Recurring capital expenditures (1)	$2,405	$1,248	$4,875	$3,159

Non-recurring capital expenditures (2)	$725	$424	$1,749	$1,056

Weighted average shares and units outstanding - basic	30,498,918	31,047,380	30,562,828	30,873,231

Weighted average shares and units outstanding - diluted	30,498,918	31,178,281	30,562,828	31,097,274

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including Summit’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Summit’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the rules regarding disclosure controls and procedures, we intend to continue to review and document our disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. There was no change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 25, 2001, through our joint venture SZF, LLC, a Delaware limited liability company in which we owned 29.78% until July 3, 2003, on which date we purchased our joint venture partner’s 70.22% interest, we entered into an agreement with Brickell View, L.L.C. ("Brickell View"), a Florida limited liability company, and certain of its affiliates relating to the formation of Coral Way, LLC, a Delaware limited liability company, to develop a new community in Miami, Florida.  Brickell View agreed to be the developer of that community and certain of its affiliates signed guarantees obligating them to pay certain costs relating to the development (see Note 2 to our unaudited consolidated financial statements, which accompany this report). On August 12, 2003, we received notice of a suit filed by Brickell View and certain of its affiliates against SZF, LLC and certain Summit entities, including us, Summit and Summit Management Company.  The suit, filed in Miami-Dade County Court, Florida, relates to the business agreement among the parties in connection with the development and construction of the community by Coral Way.  Brickell View and its affiliates allege breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duties and constructive fraud on the part of SZF, LLC and constructive fraud on the part of the Summit entities, and seek both a declaratory judgment that the guarantee agreements have been constructively terminated and unspecified monetary damages.  We intend to enforce our rights under the joint venture agreements. Although we may determine to terminate the development agreement based on Brickell View's failure to perform its obligations in accordance with the development agreement, we do not believe that there is any basis for allowing Brickell View or its affiliates to be released from their obligations under the development agreement or the guarantees.  We believe that the allegations made by Brickell View and its affiliates are not supported by the facts and we intend to vigorously defend against this suit.

On May 6, 2003, we purchased certain assets of Brickell Grand, Inc. ("Brickell Grand"), including the community known as Summit Brickell (see Note 3 to our unaudited consolidated financial statements, which accompany this report). At the time of purchase, Summit Brickell was subject to a $4.1 million claim of construction lien filed by the general contractor, Bovis Lend Lease, Inc. ("Bovis"), due to Brickell Grand’s alleged failure to pay the full amount of the construction costs. Bovis sought to enforce this claim of lien against Brickell Grand in a suit filed on October 18, 2002 in Miami-Dade County Court, Florida. We have met with Bovis to discuss the validity of its claim and have requested access to its backup and documentation; however, Bovis, to date, has failed to honor this request. In mid-2003, litigation with Bovis was temporarily stayed pending mediation. In September 2003, Bovis filed an amended complaint seeking to enforce an increased claim of lien of $4.6 million. Mediation with Bovis ended unsuccessfully in November 2003 and we anticipate that litigation will go forward immediately. In mid-2003, two subcontractors of Bovis, Commercial Interior Contractors Corp. ("Commercial Interior") and RC Aluminum Industries, Inc. ("RC Aluminum"), also filed separate suits in Miami-Dade County Court, Florida against Brickell Grand and Bovis, among other named parties, to enforce claims of construction lien in the aggregate amount of approximately $300,000 filed due to the defendants’ alleged failure to pay the full amount of the construction costs. A motion to dismiss filed by Brickell Grand is currently pending in the Commercial Interior litigation and, to date, no mediation or arbitration has been scheduled. The RC Aluminum litigation has been temporarily stayed pending mediation scheduled for December 8, 2003. As the current owner of Summit Brickell, which property is subject to the claims of lien, we have taken steps to defend against these claims of lien and related litigation. We have several potential counterclaims to challenge and defend against these suits which we intend to pursue vigorously.

ITEM 2. CHANGES IN SECURITIES

During the three months ended September 30, 2003, we issued common units in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act in the amounts and for the consideration set forth below:

  On August 1, 2003 and September 9, 2003, Summit issued an aggregate of 148,372 shares of common stock pursuant to its dividend reinvestment and direct stock purchase plan. Summit contributed the proceeds ($3.0 million in the aggregate) of these sales to us in consideration of an aggregate of 148,372 shares of common units.
  On August 15, 2003, Summit issued 1,000 shares of common stock pursuant to its 1994 Stock Option and Incentive Plan. Summit contributed the proceeds of $21,000 to us in consideration of an aggregate of 1,000 common units.
  On July 2, 2003, July 9, 2003, August 14, 2003, August 19, 2003, August 28, 2003, September 2, 2003, September 3, 2003 and September 11, 2003, Summit issued an aggregate of 40,633 shares of common stock pursuant to the exercise of stock options under its 1994 Stock Option and Incentive Plan. Summit contributed the proceeds ($704,000 in the aggregate) of these option exercises to us in consideration of an aggregate of 36,300 shares of common units.
  On September 25, 2003, Summit issued 2.3 million shares of common stock in a direct placement to certain advisory clients of Cohen & Steers Capital Management, Inc. Summit contributed the proceeds ($50.1 million) of this sale to us in consideration of an aggregate of 2.3 million common units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1
Credit Agreement dated July 28, 2003 by and among the Operating partnership, Summit Sweetwater, LLC, Summit Shiloh, LLC, Summit Grandview, LLC, Summit Portofino Place, LTD., and L.J. Melody & Company (incorporated by reference to Exhibit 10.1 to the Operating Partnership’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2003, File No. 0-22411)

* 12.1	Statement regarding calculation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2003.
* 31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Purchase Agreement dated as of September 18, 2003 by and among the Company, Cohen & Steers Capital Management, Inc. and certain Purchasers named therein (incorporated by reference to Summit’s Current Report on Form 8-K filed on September 25, 2003, File No. 001-12792).

*       Filed herewith

**  Furnished herewith. This certification shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

(b) Reports on Form 8-K

On July 25, 2003, we furnished a Current Report on Form 8-K in connection with a press release announcing Summit’s financial results for the second quarter of 2003.

On September 22, 2003, we furnished a Current Report on Form 8-K in connection with the redemption of all of our 3.4 million 8.95% Series B Cumulative Redeemable Perpetual Preferred Units.

On September 25, 2003, we furnished a Current Report on Form 8-K in connection with the sale of 2.3 million shares of Summit’s common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT PROPERTIES PARTNERSHIP, L.P.
By: Summit Properties Inc., its General Partner

November 13, 2003	/S/ Steven R. LeBlanc

Steven R. LeBlanc,
President and Chief Executive Officer

November 13, 2003	/S/ Gregg D. Adzema

Gregg D. Adzema,
Executive Vice President and Chief Financial Officer

