Form 10-K
period 2003-12-31
SUMMIT PROPERTIES PARTNERSHIP L P
filed 2004-03-12
CIK 1034235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003 Commission file number 0-22411

SUMMIT PROPERTIES PARTNERSHIP, L.P.
(Exact name of registrant as specified in its charter)
_______________

Delaware	56-1857809
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

309 East Morehead Street
Suite 200
Charlotte, North Carolina 28202
(Address of principal executive offices)

(704) 334-3000
(Registrant’s telephone number, including area code)
_______________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Units of Limited Partnership Interest

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes _ No X

The aggregate market value of common units of limited partnership interest ("Units") held by nonaffiliates of the Registrant as of June 30, 2003 was $48,039,850 based on the last reported sale price on that date of the Common Stock of Summit Properties Inc., a Maryland corporation and the sole general partner of the Registrant, into which Units are redeemable under certain circumstances at the election of the Registrant.

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in this report on Form 10-K, including the section entitled "Forward-Looking Statements" on page 35. Unless the context otherwise requires, all references to "we," "our" or "us" in this report refer collectively to Summit Properties Partnership, L.P., a Delaware limited partnership (the "Operating Partnership") and its subsidiaries. All references to "Summit" in this report refer to Summit Properties Inc., a Maryland corporation and the sole general partner of the Operating Partnership.

Item 1. Business

Our Company

We are a real estate operating company that focuses on the development, construction, acquisition and operation of luxury apartment communities. As of December 31, 2003, we owned 46 completed communities comprised of 14,098 apartment homes with an additional 1,687 apartment homes under construction in five new communities. We also own a 25% interest in a joint venture comprised of four completed communities with 1,203 apartment homes. We are a fully integrated organization with multi-family development, construction, acquisition, operation, portfolio management and capital markets expertise. As of December 31, 2003, we had approximately 450 employees.

We operate throughout the Southeast and Mid-Atlantic states and have chosen to focus on five markets consisting of Washington, D.C., Southeast Florida, Atlanta, Raleigh and Charlotte. We have established city operating offices in all of our markets. These city offices have direct responsibility for development, construction and management of the communities in their geographic markets. We believe that this decentralized structure provides us with superior local knowledge and experience in each market.

Our sole general partner is Summit, a real estate investment trust ("REIT"). Summit’s common stock, par value $0.01 per share, is listed on the New York Stock Exchange under the symbol "SMT". Our property management, certain construction, and other businesses are conducted through our subsidiaries, Summit Management Company, a Maryland corporation, and Summit Apartment Builders, Inc., a Florida corporation. Throughout this report, we refer to Summit Management Company as the "Management Company" and to Summit Apartment Builders, Inc. as the "Construction Company."

The Operating Partnership

We are a Delaware limited partnership which was formed on January 14, 1994 to continue and expand the multifamily businesses through which we historically conducted operations prior to the initial public offering of Summit. The predecessor entities were founded by one of Summit’s Co-Chairmen of the Board, William B. McGuire, Jr. in 1972. In 1981, William F. Paulsen joined Summit’s predecessor as Chief Executive Officer, shepherded the growth of its multifamily development and management activities and now serves as a Co-Chairman of our Board of Directors.

Our sole general partner, Summit, has the exclusive power to manage and conduct our business, subject to certain voting rights of holders of our common units of limited partnership interest, including the consent of holders (including Summit) of 85% of the common units in connection with a sale, transfer or other disposition of all or substantially all of our assets, or any other transaction which would result in the recognition of a significant taxable gain to the holders of common units, and subject to certain voting rights of the holders of our preferred units of limited partnership interest. Subject to the rights and preferences of the outstanding preferred units, Summit’s general and limited partnership interests as of December 31, 2003 entitled it to share in 90.2% of our cash distributions and profits and losses. As of December 31, 2003, we had outstanding 2.2 million Series C Cumulative Perpetual Preferred Units.

Each common unit may be redeemed by the holder for cash equal to the fair market value of a share of Summit’s common stock or, at our option, one share of Summit’s common stock, subject to adjustment. We presently determine on a case-by-case basis whether to cause Summit to issue shares of common stock in connection with a redemption of common units rather than paying cash. With each redemption of common units for common stock, Summit’s percentage ownership interest in the Operating Partnership will increase. Similarly, when Summit acquires a share of common stock under its common stock repurchase program or otherwise, we simultaneously dispose of one common unit. In addition, whenever Summit issues shares of common stock for cash, Summit will contribute any resulting net proceeds to us and we will issue an equivalent number of common units to Summit.

The Operating Partnership cannot be terminated, except in connection with a sale of all or substantially all of our assets, for a period of 99 years from the date of formation without a vote of the limited partners of the Operating Partnership.

Our executive offices are located at 309 East Morehead Street, Suite 200, Charlotte, North Carolina 28202. Our telephone number is (704)334-3000 and our facsimile number is (704) 333-8340. We also maintain offices in McLean, Virginia, Ft. Lauderdale, Florida, Atlanta, Georgia and Raleigh, North Carolina.

Competition

Within each market, our communities compete directly with other rental apartments, condominiums, townhomes and detached single-family homes that are available for rent or sale. These housing alternatives could adversely affect our ability to increase or maintain our rents and occupancy. In addition, various entities, including insurance companies, pension and investment funds, partnerships, investment companies and other multifamily REITs, compete with us for the acquisition of existing communities and the development of new communities, some of which may have greater resources than us. We compete against these firms and other housing alternatives by stressing customer service as well as excellence in product location, design and quality.

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

Certain federal, state and local laws, ordinances and regulations govern the removal, encapsulation and disturbance of asbestos-containing materials ("ACMs") when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. These laws, ordinances and regulations may impose liability for release of ACMs and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership, operation, management and development of our communities and other real properties, we may be potentially liable for these costs.

Finally, when moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of health effects and symptoms, including severe allergic or other reactions. As a result, the presence of mold at any of our communities could require us to undertake a costly remediation program to contain or remove the mold from the affected community. Such a remediation program could necessitate the temporary relocation of some or all of the community’s residents or the complete rehabilitation of the community. In addition, the presence of significant mold could expose us to liability from residents and others if property damage or health concerns arise.

Assessments of our communities have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets, financial condition or results of operations, nor are we aware of any other environmental conditions which would have a material adverse effect. It is possible, however, that our assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, there can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our communities will not be affected by residents, the condition of land or operations in the vicinity of the communities, such as the presence of underground storage tanks, or third parties unrelated to us. In addition, environmental liabilities could develop at communities sold for which we may have liability.

Item 2. Properties

Our Communities

As of December 31, 2003, we owned 46 completed communities with 14,098 apartment homes. The average age of our completed communities is approximately six years. All of our communities target middle to upper income apartment residents as customers and have amenities consistent with the desires of this resident population. We have an additional 1,687 apartment homes under construction in five communities. As of December 31, 2003, we also held a 25% ownership interest in four completed communities with 1,203 apartment homes through a joint venture. The following is a summary of the 46 completed communities by market (the table below does not include joint venture communities):

		Number of
	Number of	Apartment	% of Total
	Communities	Homes	Revenues

Washington, D.C.	10	3,294	25.1%
Atlanta, Georgia	11	3,579	23.1%
Raleigh, North Carolina	8	2,582	18.9%
Charlotte, North Carolina	9	1,901	15.3%
Southeast Florida	6	2,120	12.9%
Philadelphia, Pennsylvania	1	352	2.8%
Orlando, Florida	1	270	1.9%

	46	14,098	100.0%

The following table highlights information regarding these 46 completed communities:

							Average	Average	Mortgage
					Average	Average	Rent per	Rent per	Notes
					Physical	Physical	Occupied	Occupied	Payable at
				Average	Occupancy	Occupancy	Apartment	Apartment	December 31,
		Number of	Year	Apartment	(%)	(%)	Home	Home	2003
Market Area/Community	Location	Apartments	Completed	Size (sq. ft.)	2003 (a)	2002 (a)	2003 (b)	2002 (b)	(in thousands)

SAME-PROPERTY COMMUNITIES (c)

ATLANTA
Summit Club at Dunwoody	Atlanta, GA	324	1997	1,007	93.2	91.7	$ 804	$ 889	(d)
Summit Deer Creek	Atlanta, GA	292	2000	1,187	88.0	90.1	829	912	-
Summit Glen	Atlanta, GA	242	1992	983	92.0	93.6	781	899	(d)
Summit on the River	Atlanta, GA	352	1997	1,103	92.6	94.3	789	837	(d)
Summit St. Clair	Atlanta, GA	336	1997	969	92.2	93.1	915	984	(d)
Summit Sweetwater	Atlanta, GA	308	2000	1,151	93.6	93.6	717	784	(e)

Total / weighted average		1,854	1997	1,067	92.0	92.8	808	883

CHARLOTTE
Summit Ballantyne	Charlotte, NC	400	1998	1,053	92.9	90.9	754	795	(d)
Summit Crossing	Charlotte, NC	128	1985	978	94.7	92.6	587	631	-
Summit Fairview	Charlotte, NC	135	1983	1,036	94.2	93.3	673	707	-
Summit Foxcroft (f)	Charlotte, NC	156	1979	940	94.5	93.6	608	637	$ 6,900
Summit Grandview (g)	Charlotte, NC	266	2000	1,145	93.6	90.6	1,127	1,174	(e)
Summit Norcroft	Charlotte, NC	216	1997	1,126	94.1	94.8	696	741	-
Summit Sedgebrook	Charlotte, NC	368	1999	1,017	96.2	94.0	669	692	(e)
Summit Simsbury	Charlotte, NC	100	1985	874	94.4	94.6	670	706	(h)
Summit Touchstone	Charlotte, NC	132	1986	899	97.7	95.5	625	671	(h)

Total / weighted average		1,901	1994	1,032	94.5	92.9	741	778

ORLANDO
Summit Hunter's Creek	Orlando, FL	270	2000	1,082	96.1	94.7	784	811	-

Total / weighted average		270	2000	1,082	96.1	94.7	784	811

RALEIGH
Reunion Park by Summit	Raleigh, NC	248	2000	941	92.4	95.1	617	650	-
Summit Governor's Village	Raleigh, NC	242	1999	1,134	93.0	94.3	796	834	(e)
Summit Highland	Raleigh, NC	172	1987	986	96.2	95.5	601	650	-
Summit Lake	Raleigh, NC	446	1999	1,075	94.0	93.5	709	772	(e)
Summit Square	Raleigh, NC	362	1990	925	93.1	91.8	630	703	-
Summit Westwood	Raleigh, NC	354	1999	1,112	95.3	89.6	682	752	(d)

Total / weighted average		1,824	1996	1,034	93.9	92.9	677	735

SOUTHEAST FLORIDA
Summit Aventura	Aventura, FL	379	1995	1,106	95.2	94.4	1,164	1,155	39,480
Summit Del Ray	Delray Beach, FL	252	1993	968	93.1	92.7	852	877	(d)
Summit Doral	Miami, FL	260	1999	1,172	96.0	96.5	1,259	1,258	30,963
Summit Plantation	Plantation, FL	502	1997	1,152	95.4	94.4	1,075	1,067	(d)
Summit Portofino	Broward County, FL	322	1995	1,307	96.1	94.7	1,036	1,088	(e)

Total / weighted average		1,715	1996	1,147	95.2	94.6	1,079	1,092

WASHINGTON, D.C.
Summit Ashburn Farm	Loudon County, VA	162	2000	1,061	96.5	96.0	1,101	1,139	-
Summit Belmont	Fredericksburg, VA	300	1987	881	96.6	97.8	848	821	(i)
Summit Fair Lakes	Fairfax, VA	530	1999	996	93.3	93.5	1,257	1,293	48,340
Summit Fair Oaks	Fairfax, VA	246	1990	938	95.4	93.9	1,093	1,109	(e)
Summit Largo	Largo, MD	219	2000	1,042	95.9	95.6	1,285	1,250	(d)
Summit Reston	Reston, VA	418	1987	854	95.8	93.6	1,068	1,082	-
Summit Russett	Laurel, MD	426	2000	1,025	94.6	92.3	1,144	1,126	50,000

Total / weighted average		2,301	1995	963	95.1	94.3	1,123	1,128

Total / weighted average of same-property communities		9,865	1996	1,044	94.2	93.5	891	927

STABILIZED DEVELOPMENT COMMUNITIES (j)
Summit at Lenox (k)	Atlanta, GA	431	1965	963	90.0	94.7	896	986	-
Summit Peachtree City	Atlanta, GA	399	2001	1,026	93.5	70.1	734	759	(e)
Summit Shiloh	Atlanta, GA	232	2002	1,151	95.6	91.9	799	769	(e)
Summit Crest	Raleigh, NC	438	2001	1,129	92.4	84.3	753	797	-
Summit Overlook	Raleigh, NC	320	2001	1,056	93.5	84.2	809	823	22,889

Total / weighted average		1,820	1992	1,057	92.7	84.6	799	834

ACQUISITION COMMUNITIES (l)
Summit Brickell (m)	Miami, FL	405	2003	937	80.3	-	1,214	-	-
Summit Lansdowne (n)	Loudon County, VA	690	2002	1,006	-	-	-	-	-

Total / weighted average		1,095	2003	981	80.3	-	1,214	-

Total / weighted average of stabilized communities		12,780	1996	1,041	93.5	89.3	887	882

COMMUNITIES IN LEASE -UP (o)
Summit Brookwood	Atlanta, GA	359	2002	906	79.8	22.9	-	-	-
Summit Stockbridge	Atlanta, GA	304	2003	1,009	54.8	5.4	-	-	-
Summit Valleybrook	Philadelphia, PA	352	2002	992	79.5	31.1	-	-	-
Summit Grand Parc (p)	Washington, D.C.	105	2002	904	54.3	-	-	-	-
Summit Roosevelt	Washington, D.C.	198	2003	856	55.0	-	-	-	-

Total / weighted average		1,318	2002	945

TOTAL COMMUNITIES		14,098	1997	1,032

(a)
Average physical occupancy is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the communities, expressed as a percentage. Average physical occupancy has been calculated using the average occupancy that existed on Sunday during each week of the period.

(b)	Represents the average monthly net rental revenue per occupied home. Average rental revenue is not shown for the periods during which a community was not stabilized.
(c)	Communities that reached stabilization (93% physical occupancy) at least one year prior to the beginning of the current year.
(d)	Collateral for fixed rate mortgage which had a balance of $133.0 million as of December 31, 2003.
(e)	Collateral for variable rate secured credit facility which had a balance of $119.0 million as of December 31, 2003.
(f)	Summit Foxcroft is held by a partnership in which we are the 75% managing general partner.
(g)
The information in the table for Summit Grandview represents data for the apartment homes only. The 75,203 square feet of commercial space at Summit Grandview was 86.1% leased and 75.6% occupied (including the 19,725 square feet occupied by Summit’s corporate and leasing offices) as of December 31, 2003.

(h)	Collateral for a fixed rate mortgage which had a balance of $7.9 million as of December 31, 2003.
(i)	Collateral for letters of credit in an aggregate amount of $10.6 million which serve as collateral for $10.3 million in tax-exempt bonds as of December 31, 2003.
(j)	Communities that were stabilized in 2003 bud did not stabilize at least one year prior to the beginning of the current year.
(k)	Summit Lenox has recently been undergoing major renovations of both the interior of apartment homes and the exterior of the buildings.
(l)	A community which we have acquired is not considered fully stabilized until owned for one year or more as of the beginning of the current year.

(m)	Summit Brickell was purchased on May 6, 2003. The information in the table represents data for the apartment homes only. The approximately 18,000 square feet of commercial space at Summit Brickell was 56.6% leased and 51.2% occupied as of December 31, 2003.
(n)	Summit Lansdowne was purchased on December 31, 2003. As a result, average physical occupancy and average monthly rental revenue information is not applicable.
(o)	Communities that were in lease-up during 2003. As with any community in lease-up, there are uncertainties and risks. While we have estimated stabilization target dates and rental rates based on what we believe are reasonable assumptions in light of current conditions, there can be no assurance that actual rental rates will not be less than current budgets or that we will not experience delays in reaching stabilization of these communities.
(p)	Summit Grand Parc was completed during the fourth quarter of 2002. The information in the table represents data for the apartment homes only. The 12,500 square feet of commercial space at Summit Grand Parc was 85.6% leased and occupied as of December 31, 2003.

 Item 3. Legal Proceedings

On May 25, 2001, through our joint venture SZF, LLC, a Delaware limited liability company in which we owned 29.78% until July 3, 2003, on which date we purchased our joint venture partner’s 70.22% interest, we entered into an agreement with Brickell View, L.C. ("Brickell View"), a Florida limited liability company, and certain of its affiliates relating to the formation of Coral Way, LLC ("Coral Way"), a Delaware limited liability company, to develop a new community in Miami, Florida. Brickell View agreed to be the developer of that community and certain of its affiliates signed guarantees obligating them to pay certain costs relating to the development (see Note 4 to our audited consolidated financial statements, which accompany this report). On August 12, 2003, we received notice of a suit filed by Brickell View and certain of its affiliates against SZF, LLC and certain Summit entities, including us, Summit and the Management Company. The suit relates to the business agreement among the parties in connection with the development and construction of the community by Coral Way. Brickell View and its affiliates allege breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duties and constructive fraud on the part of SZF, LLC and constructive fraud on the part of the Summit entities. Brickell View seeks both a declaratory judgment that the guarantee agreements have been constructively terminated and unspecified monetary damages. We intend to enforce our rights under the joint venture agreements. Although we may determine to terminate the development agreement based on Brickell View’s failure to perform its obligations in accordance with the development agreement, we do not believe that there is any basis for allowing Brickell View or its affiliates to be released from their obligations under the development agreement or the guarantees. We believe that the allegations made by Brickell View and its affiliates are not supported by the facts and we intend to vigorously defend against this suit. On December 19, 2003, we received notice of a demand for arbitration asserted by Bermello, Ajamil & Partners, Inc. against Coral Way, LLC for unpaid architectural fees. In this demand, Bermello, Ajamil & Partners alleges that it is entitled to an increased architectural fee as a result of an increase in the cost of the project. We believe that the allegations made by Bermello, Ajamil & Partners are not supported by the facts, and we will vigorously defend against this claim. Additionally, we intend to assert a cross-claim against Bermello, Ajamil & Partners for damages related to the cost to correct certain structural design defects.

On May 6, 2003, we purchased certain assets of Brickell Grand, Inc. ("Brickell Grand"), including the community known as Summit Brickell and a note receivable from the developer (see Note 7 to our audited consolidated financial statements, which accompany this report). At the time of purchase, Summit Brickell was subject to a $4.1 million claim of construction lien filed by the general contractor, Bovis Land Lease, Inc. ("Bovis"), due to Brickell Grand’s alleged failure to pay the full amount of the construction costs. Bovis sought to enforce this claim of lien against Brickell Grand in a suit filed on October 18, 2002 in Miami-Dade County Court, Florida. We have met with Bovis to discuss the validity of its claim and have requested access to its backup documentation. However, Bovis, to date, has failed to honor this request. In mid-2003, litigation with Bovis was temporarily stayed pending mediation. In September 2003, Bovis filed an amended complaint seeking to enforce an increased claim of lien of $4.6 million. Mediation with Bovis ended unsuccessfully in November 2003. As a result, the litigation is proceeding. As the current owner of Summit Brickell, we are vigorously defending against these claims of lien and related litigation. As a result of several items claimed by Bovis in their amended claim of lien, we are asserting a counterclaim for a fraudulent mechanic’s lien, as well as counterclaims for breach of contract and breach of warranties. In mid-2003, two subcontractors of Bovis, Commercial Interior Contractors Corp. ("Commercial Interior") and RC Aluminum Industries, Inc. ("RC Aluminum"), also filed separate suits against Brickell Grand and Bovis, among other named parties, to enforce claims of construction lien in the aggregate amount of approximately $300,000 due to the defendants’ alleged failure to pay the full amount of the construction costs. Commercial Interior and RC Aluminum have both resolved their claims with Bovis. As a result, RC Aluminum voluntarily dismissed its suit pursuant to the contractor’s bond, and Commercial Interior has reached settlement of its full claim with Bovis.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Stockholders

There is no established public trading market for the common units. As of March 9, 2004, there were 101 holders of record of common units.

Distributions

We declared a distribution of $0.3375 per common unit for each of the four quarters in 2003, which were paid on May 15, 2003 for the first quarter, August 15, 2003 for the second quarter, November 14, 2003 for the third quarter and February 16, 2004 for the fourth quarter.

We declared a distribution of $0.4750 per common unit for each of the first through third quarters in 2002, which were paid on May 15, 2002 for the first quarter, August 15, 2002 for the second quarter and November 15, 2002 for the third quarter. We declared a distribution of $0.3375 per common unit for the fourth quarter of 2002, which was paid on February 14, 2003.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial and other information on a consolidated historical basis as of and for each of the years in the five-year period ended December 31, 2003. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which we adopted on January 1, 2002, income statement data for all years presented reflects the reclassification of the results of operations of all communities sold during 2003 and seven of the eight communities sold during 2002 to income from discontinued operations. The eighth community sold during 2002 was properly classified as held for sale prior to January 1, 2002 and its operations have remained in income from continuing operations. This table should be read in conjunction with our consolidated financial statements and related notes which accompany this report, as well as the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of this report (amounts in thousands except per share and property information).

SELECTED FINANCIAL DATA
SUMMIT PROPERTIES PARTNERSHIP, L.P.

	Year Ended December 31,

	2003	2002	2001	2000	1999

OPERATING INFORMATION:
Revenues
Rental	$ 130,658	$ 120,199	$ 131,220	$ 126,581	$ 119,172
Interest and other	13,477	12,103	13,412	14,143	12,142

Total revenues	144,135	132,302	144,632	140,724	131,314

Property operating and maintenance expenses (before
depreciation and amortization)	48,303	41,442	41,407	38,927	38,274
Depreciation and amortization	36,645	30,553	28,971	26,956	25,330
Interest and deferred financing cost amortization	29,804	29,319	34,291	32,413	30,954
General and administrative expense	6,941	5,937	6,940	4,752	3,876
Property management expenses	5,912	4,822	5,534	5,426	4,876
Liability adjustment and expense on compensation plans	581	(101)	(359)	664	597

Total expenses	128,186	111,972	116,784	109,138	103,907

Income from continuing operations before loss (gain) on
unconsolidated real estate joint ventures, gain on
sale of real estate assets, loss from early extinguishment
of debt and impairment loss on technology investments	15,949	20,330	27,848	31,586	27,407
Loss (gain) on unconsolidated real estate joint ventures	326	49	171	399	(104)
Gain on sale of real estate assets	73	13,831	34,435	38,718	17,427
Gain on sale of real estate assets- joint ventures	-	4,955	271	-	-
Loss from early extinguishment of debt	-	(103)	-	-	-
Impairment loss on technology investments	-	-	(1,217)	-	-

Income from continuing operations	15,696	38,964	61,166	69,905	44,938

Total discontinued operations	15,960	76,967	16,150	16,909	14,822

Net income	$ 31,656	$ 115,931	$ 77,316	$ 86,814	$ 59,760

Income available to common unitholders	$ 18,387	$ 103,511	$ 64,896	$ 74,394	$ 53,062

Per unit data - basic
Income from continuing operations	$ 0.50	$ 1.26	$ 1.99	$ 2.28	$ 1.40
Income from discontinued operations	0.51	2.49	0.52	0.55	0.46

Net income	$ 1.02	$ 3.75	$ 2.51	$ 2.83	$ 1.86

Income available to common unitholders	$ 0.59	$ 3.35	$ 2.11	$ 2.42	$ 1.65

	Year Ended December 31,

	2003	2002	2001	2000	1999

Per unit data - diluted
Income from continuing operations	$ 0.50	$ 1.25	$ 1.97	$ 2.26	$ 1.40
Income from discontinued operations	0.51	2.47	0.52	0.55	0.46

Net income	$ 1.01	$ 3.73	$ 2.49	$ 2.81	$ 1.86

Income available to common unitholders	$ 0.59	$ 3.33	$ 2.09	$ 2.41	$ 1.65

Distributions per unit	$ 1.35	$ 1.76	$ 1.85	$ 1.75	$ 1.67

Weighted average units outstanding – basic	31,119	30,937	30,796	30,697	32,135

Weighted average units outstanding – diluted	31,268	31,107	31,106	30,897	32,206

BALANCE SHEET INFORMATION:
Real estate, before accumulated depreciation	$ 1,493,670	$ 1,410,195	$ 1,407,979	$ 1,425,367	$ 1,286,869
Total assets	1,351,882	1,350,257	1,309,299	1,358,877	1,236,014
Total long-term debt	726,152	702,456	719,345	764,384	650,077
Redeemable perpetual preferred units	53,547	136,260	136,260	136,260	136,259
Partners’ equity	566,322	584,411	531,847	531,128	518,670

OTHER INFORMATION:
Cash flow provided by (used in):
Operating activities	$ 62,826	$ 73,318	$ 77,892	$ 86,604	$ 62,653
Investing activities	(28,943)	(8,075)	5,845	(121,305)	(36,841)
Financing activities	(33,780)	(64,903)	(86,477)	33,818	(24,675)
Funds from Operations (1)	$ 46,004	$ 60,426	$ 70,167	$ 73,342	$ 70,707
Total completed communities (at end of period) (2)	46	51	54	59	65
Total apartment homes developed (3)	958	866	1,157	1,696	1,650
Total apartment homes acquired	1,095	222	-	490	-
Total apartment homes (at end of period) (2)	14,098	15,428	16,739	17,273	16,765

(1)
Funds from Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), represents net income (loss) excluding gains from sales of property and extraordinary items, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Effective January 1, 2003, we no longer add back impairment losses when calculating FFO pursuant to NAREIT’s clarified FFO definition. Debt extinguishment costs which are recorded in discontinued operations because they were incurred directly as a result of the sale of a community are not specifically addressed by the NAREIT definition. Because of the limitations of the NAREIT FFO definition, we have made an interpretation in applying the definition to maintain consistent treatment with previous years' results. We include such debt extinguishment costs as a component of the community's total gain and, therefore, exclude them in the calculation of FFO. These costs were $6.5 million, for the year ended December 31, 2003. We believe that this interpretation is consistent with NAREIT's definition. Pursuant to new accounting literature, FFO for 2002 has been adjusted to include debt extinguishment costs related to the loss from early extinguishment of debt that was not associated with an asset sale. Our methodology for computing FFO may differ from the methodologies utilized by other real estate companies and, accordingly, may not be comparable to other real estate companies. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, nor is it indicative of funds available to fund our cash needs, including our ability to make dividend or distribution payments. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and to make capital expenditures.

        Below is a reconciliation of income available to common unitholders to FFO for each of the years in the five-year period ended December 31, 2003:

	2003	2002	2001	2000	1999

Income available to common unitholders	$ 18,387	$ 103,511	$ 64,896	$ 74394	$ 53,062
Gain on sale of real estate assets	(18,893)	(78,738)	(34,435)	(38,510)	(17,427)
Gain on sale of real estate assets - joint
ventures	-	(4,955)	(271)	-	-
Gain on sale of real estate assets -
Management Company	-	-	-	(238)	-
Loss from early extinguishment of debt	6,522	208	-	-	-
associated with asset sales
Depreciation:
Real estate assets	39,225	39,281	38,746	36,413	34,324
Real estate joint venture	763	1,119	1,231	1,283	748

Funds from Operations	$ 46,004	$ 60,426	$ 70,167	$ 73,342	$ 70,707

(2)	Represents the total number of completed communities and apartment homes in those completed communities owned at the end of the period (excludes joint venture communities).
(3)	Represents the total number of apartment homes in communities completed during the period and owned at the end of the period (excludes joint venture communities).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Unless the context otherwise requires, all references to "we," "our" or "us" in this report refer collectively to Summit Properties Partnership, L.P., a Delaware limited partnership (the "Operating Partnership") and its subsidiaries. All references to "Summit" in this report refer to Summit Properties Inc., a Maryland corporation and the sole general partner of the Operating Partnership.

Executive Summary

We focus on the operation, development and acquisition of luxury apartment communities in select neighborhoods throughout the Southeast and Mid-Atlantic United States. We focus our efforts in five markets which consist of Washington, D.C., Southeast Florida, Atlanta, Raleigh and Charlotte. As of December 31, 2003, our portfolio consisted of 46 completed communities comprising 14,098 apartment homes; four communities owned in a joint venture, comprised of 1,203 apartment homes; and five apartment communities with 1,687 apartment homes in various stages of development.

Our income from continuing operations is generated primarily from operations of our apartment communities. The changes in operating results from period to period reflect changes in existing community performance and changes in the number of apartment homes due to development, acquisition, or disposition of communities. To better understand our overall operating performance, our communities have been categorized in five "status" groups. A community that we have acquired is deemed "same-property" when we have owned it for one year or more as of the beginning of the current year. We consider a community to be "stabilized" when it has attained a physical occupancy level of at least 93%. A community that we have developed is deemed "same-property" when stabilized for at least one year as of the beginning of the current year. A community is deemed to be a "stabilized development" community when stabilized as of the beginning of the current year but not the entire prior year. A "lease-up" community is defined as one that has commenced rental operations but was not stabilized as of the beginning of the current year. As of December 31, 2003, we had 9,865 same-property apartment homes in 34 communities, 1,095 acquisition apartment homes in two communities, 1,820 stabilized development apartment homes in five communities and 1,774 lease-up apartment homes in seven communities.

In 2001, we began experiencing weakening apartment fundamentals due to the downturn of the national economy as well as declining economic conditions in our markets. As a result, local demand for apartment homes has declined due to lower job growth and/or job losses, primary drivers of apartment demand, which has led to lower rental rates in order to achieve increased occupancy rates. Additionally, the low interest rate environment has produced record home sales which, when combined with the slowing economy, has reduced the number of prospective residents. The low interest rate environment has also provided the opportunity for developers to continue to add to the supply of apartments in our markets.

During 2003, we developed and implemented a rent optimization software program. This program will help us manage revenue by allowing us to set daily rents on apartment homes as they become available for rental. Automating the balance between vacancy and rents provides a more efficient method to pricing and will be a valuable tool to ensure that our properties are being managed to their greatest rental revenue producing potential.

Looking forward, we view the primary risk to our business as continued economic malaise in our markets. However, we believe that fundamentals in our markets have stabilized. Our markets produced 102,000 new jobs during the twelve months ended January 2004 which we expect will drive future demand. Among our five markets, the fundamentals in our Washington, D.C. and South Florida markets are the strongest, and we expect pricing power to return to these markets first.  Fundamentals are not as strong in the Atlanta, Charlotte and Raleigh markets, and, accordingly, we expect it will take longer for pricing power to gain momentum in these markets. Additionally, permit issuance in 2003 was at a six-year low and we expect that this will result in a decreased supply of competitive apartment homes. We will continue to closely monitor and act upon key market dynamics by making disciplined strategic investments, sound operating decisions, and prudent financial measures.

Critical Accounting Policies

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). A summary of our significant accounting policies is disclosed in Note 3 to our consolidated financial statements, which are included in this annual report. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We consider critical accounting policies to be those policies that have the most impact on the reporting of our financial condition and those requiring significant judgments and estimates. Our critical accounting policies relate to cost capitalization and asset impairment evaluation.

Cost Capitalization

Expenditures directly related to the acquisition, development and improvement of real estate assets are capitalized at cost as land, buildings and improvements or furniture, fixtures and equipment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects." These amounts are depreciated over estimated useful lives determined by management. Determining whether expenditures meet the criteria for capitalization and the assignment of depreciable lives requires our management to exercise significant judgment. Improvements are categorized as either non-recurring or recurring capitalized expenditures. Non-recurring capitalized expenditures primarily consist of major renovations and upgrades of apartment homes. Recurring capitalized expenditures consist primarily of exterior painting, new appliances, vinyl flooring, blinds, tile, wallpaper and carpet. Repairs and maintenance, such as landscaping maintenance, interior painting and cleaning and supplies used in such activities, are expensed as incurred and we do not accrue for such costs in advance. In addition, we have a group of employees responsible for the supervision of our capital expenditure projects and capitalize a portion of their direct costs. The amounts capitalized depend on the level of such activities.

During the development and construction of a new community, we capitalize all direct and indirect costs, including interest related to apartment construction and certain operational costs for communities under construction and in lease-up. Included in these costs is management’s estimate of the portion of internal costs that are incremental and considered related to such development activities. The amounts capitalized depend on the timing of such activities. Interest costs are capitalized in accordance with SFAS No. 34, "Capitalization of Interest Cost," based on the ratio of those units available for rental to the total number of units in the community and depreciated over the lives of the constructed assets. We capitalize the cost of our development department efforts to projects currently under construction, currently at a rate of 3.0% of such construction assets. Such costs are then depreciated over the lives of the constructed assets upon their completion. We treat each unit in an apartment community separately for capitalization and expense recognition purposes, resulting in a proration of interest and operational costs in a development community between costs that are capitalized or expensed. As units become available for their intended use, we cease capitalization of interest and operational costs on those units based on the ratio of those units available for rental to the total number of units in the community.

Asset Impairment Evaluation

We record our real estate assets to be held and used at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a community may be impaired, we will assess its recoverability by estimating the undiscounted future cash flows of the community. If our recoverability assessment results in an indication of impairment for communities to be held and used, or if a community is considered to be held for sale, then we determine the community’s fair value. Applying capitalization rates to a community’s property operating income is a widely used measure of fair value. Determining appropriate capitalization rates requires significant judgment and is generally based on the prevailing rate for the submarket in which the community is located. Capitalization rates can fluctuate due to changes in the general economy or within specific submarkets. If the actual capitalization rate for a community varies significantly from management’s estimate, the impairment evaluation may be significantly affected. For assets to be held and used, if the carrying amount exceeds the undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the community and such loss would be included in income from continuing operations. Assets to be disposed of are recorded at the lower of carrying amount or fair value less cost to sell. An impairment loss will be recognized for any write-down to fair value less cost to sell and reported in he discontinued operations section of the consolidated statements of earnings.

In accordance with SFAS No. 144, we present operating results of communities we consider held for sale, as well as those sold, in discontinued operations in our consolidated statements of earnings prospectively from the date of adoption, which was January 1, 2002. Although the adoption of SFAS No. 144 did not have a material impact on our financial position or results of operations for the year ended December 31, 2003, it did have a significant effect on the comparability of amounts presented from year to year on the consolidated statements of earnings.

Results of Operations for the Years Ended December 31, 2003, 2002 and 2001

Income available to common unitholders decreased to $18.4 million in 2003 from $103.5 million in 2002 primarily due to a decrease of $13.8 million in gain on sale of real estate assets in continuing operations, a decrease of $5.0 million in gain on sale of real estate assets – joint ventures and a decrease of $46.1 million in gain on disposition of discontinued operations. Income available to common unitholders increased to $103.5 million in 2002 from $64.9 million in 2001 primarily due to an increase in gain on disposition of discontinued operations of $64.9 million and an increase in gain on sale of real estate assets – joint ventures of $4.7 million offset by a decrease in gain on sale of real estate assets in continuing operations of $20.6 million.

Income from continuing operations before loss on unconsolidated real estate joint ventures, gain on sale of real estate assets, loss from early extinguishment of debt, impairment loss on technology investments and excess of redemption amount over carrying amount of preferred units decreased to $15.9 million in 2003 from $20.3 million in 2002. The primary factors causing this decrease are a $6.1 million increase in depreciation expense, a $1.0 million increase in general and administrative expenses, a $1.0 million increase in Management Company expenses and a $938,000 increase in amortization of deferred financing costs, all offset by a $4.5 million increase in property operating income from our communities in continuing operations. See the four sections entitled, "Operating Performance of our Same-Property, Acquisition, Stabilized Development and Lease Up Communities" on pages 20 through 22 and the section entitled, "Other Income and Expenses" on page 25 of this report for an explanation of these changes.

The same measure decreased to $20.3 million in 2002 from $27.8 million in 2001. The primary factors causing this decrease are a $12.3 million decrease in property operating income from continuing operations and an increase in depreciation expense of $1.6 million due to depreciation on development and acquisition communities, offset by a decrease of $4.9 million in interest expense due to a decrease in average indebtedness outstanding and a decrease in our average interest rate.

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

A summary of our apartment homes (excluding joint ventures) for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001

Apartment homes at the beginning of the year	15,428	16,739	18,928
Acquisitions	1,095	222	-
Developments that were completed during the year	958	866	-
Sale of apartment homes	(2,927)	(2,399)	(2,189)

Apartment homes at the end of the year	14,554	15,428	16,739

The operating performance of our communities (excluding joint venture communities) is summarized below (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,

	2003	2002	% Change	2002	2001	% Change

Property revenues:
Same-property communities	$106,047	$109,226	-2.9%	$127,201	$133,824	-4.9%
Acquisition communities	3,991	-	100.0%	1,111	-	100.0%
Stabilized development communities	16,947	16,477	2.9%	10,672	10,349	3.1%
Lease-up communities	13,307	2,436	446.3%	15,983	8,217	94.5%
Disposition communities	20,033	45,340	-55.8%	18,512	38,726	-52.2%

Total property revenues	160,325	173,479	-7.6%	173,479	191,116	-9.2%

Property operating and maintenance expenses:
Same-property communities	35,131	34,358	2.2%	42,048	40,656	3.4%
Acquisition communities	1,866	-	100.0%	488	-	100.0%
Stabilized development communities	6,229	5,839	6.7%	3,345	2,989	11.9%
Lease-up communities	5,076	980	418.0%	5,844	2,415	142.0%
Disposition communities	8,447	16,384	-48.4%	5,836	11,750	-50.3%

Total property operating and
maintenance expenses	56,749	57,561	-1.4%	57,561	57,810	-0.4%

Property operating income:
Same-property communities	70,916	74,868	-5.3%	85,153	93,168	-8.6%
Acquisition communities	2,125	-	100.0%	623	-	100.0%
Stabilized development communities	10,718	10,638	0.8%	7,327	7,360	-0.4%
Lease-up communities	8,231	1,456	465.3%	10,139	5,802	74.8%
Disposition communities	11,586	28,956	-60.0%	12,676	26,976	-53.0%

Property operating income	103,576	115,918	-10.6%	115,918	133,306	-13.0%

Interest and other income	2,642	2,716	-2.7%	2,716	2,922	-7.0%
Management fees - third party communities	618	787	-21.5%	787	913	-13.8%
Depreciation and amortization expense (continuing
and discontinued operations)	(40,319)	(40,234)	0.2%	(40,234)	(39,382)	2.2%
Interest and amortization of deferred financing
costs (continuing and discontinued operations)	(33,294)	(35,830)	-7.1%	(35,830)	(41,283)	-13.2%
General and administrative expense	(6,941)	(5,937)	16.9%	(5,937)	(6,944)	-14.5%
Property management - owned communities	(5,271)	(4,297)	22.7%	(4,297)	(4,931)	-12.9%
Property management - third party communities	(641)	(525)	22.1%	(525)	(603)	-12.9%
Loss on real estate joint ventures	(326)	(49)	565.3%	(49)	(171)	-71.3%
Gain on sale of real estate assets (continuing and
discontinued operations)	18,893	78,738	-76.0%	78,738	34,435	128.7%
Gain on sale of real estate assets - joint ventures	-	4,955	-100.0%	4,955	271	1728.4%
Loss from early extinguishment of debt
associated with asset sales	(6,522)	(311)	1997.1%	(311)	-	-100.0%
Impairment loss on technology investments	-	-	0.0%	-	(1,217)	100.0%
Impairment loss on discontinued operations	(759)	-	-100.0%	-	-	0.0%
Distributions to preferred unitholders in
Operating Partnership	(13,269)	(12,420)	6.8%	(12,420)	(12,420)	0.0%

Income available to common unitholders	$18,387	$103,511	-82.2%	$103,511	$64,896	59.5%

Operating Performance of our Same-Property Communities

The operating performance of our same-property communities is summarized below (dollars in thousands, except average monthly rental revenue). The comparison of 2003 to 2002 includes those communities and apartment homes that were considered same-property as of December 31, 2003. The comparison of 2002 to 2001 includes those communities and apartment homes that were considered same-property as of December 31, 2002. The change in number of communities and apartment homes is the result of the disposition of communities during 2003 as well as the movement of a community which would have been stabilized development or lease-up in a prior year to the same-property category.

	Year Ended December 31,			Year Ended December 31,

	2003	2002	% Change	2002	2001	% Change

Property revenues:
Rental	$98,651	$101,850	-3.1%	$118,546	$124,670	-4.9%
Other	7,396	7,376	0.3%	8,655	9,154	-5.5%

Total property revenues	106,047	109,226	-2.9%	127,201	133,824	-4.9%

Property operating expenses:
Personnel	8,667	8,290	4.5%	9,679	9,024	7.3%
Advertising and promotion	1,276	1,244	2.6%	1,815	1,474	23.1%
Utilities	5,224	5,151	1.4%	5,860	6,145	-4.6%
Building repairs and maintenance	4,820	5,003	-3.7%	6,190	6,259	-1.1%
Real estate taxes and insurance	13,591	12,928	5.1%	16,543	15,600	6.0%
Other operating expense	1,553	1,742	-10.8%	1,961	2,154	-9.0%

Total property operating expenses	35,131	34,358	2.2%	42,048	40,656	3.4%

Property operating income	$70,916	$74,868	-5.3%	$85,153	$93,168	-8.6%

Average physical occupancy	94.2%	93.5%	0.7%	93.4%	92.9%	0.5%

Average rent per occupied apartment home	$889	$926	-4.0%	$895	$946	-5.4%

Number of apartment homes	9,865	9,865		12,060	12,060

Number of apartment communities	34	34		40	40

Property revenues declined from 2002 to 2003 primarily due to continued weakening fundamentals in our markets, primarily driven by a decline in job growth and/or an increase in job losses, residents leaving our communities to purchase homes in the low interest rate environment and the new supply of apartment homes added to our markets by builders taking advantage of low interest rates. Concessions at our same-property communities increased by $1.6 million, or 11.5%, during the year ended December 31, 2003 when compared to the same period in 2002. We believe 2004 is a transition year where we will not experience any significant increase in pricing power.

Personnel costs increased by $377,000, or 4.5% from 2002 to 2003 due to an increase in staffing levels in 2003 as compared to 2002. Excluding personnel costs, property operating and maintenance expenses increased by 1.5% in 2003 over the same period in 2002. Insurance costs increased by $448,000, or 29.2%, during 2003 when compared to 2002 due to an increase in insurance rates with our May 2003 renewal as well as obtaining terrorism insurance on certain of our communities. As a percentage of total property revenue, total property operating and maintenance expenses for our same-property communities increased to 33.1% in 2003 from 31.5% in 2002.

Property revenues decreased from 2001 to 2002 due to weakening fundamentals in our markets primarily driven by a decline in job growth and/or an increase in job losses, residents leaving our communities to purchase homes in the low interest rate environment and the new supply of apartment homes added to our markets by builders taking advantage of low interest rates. Concessions at our same-property communities increased by $8.2 million, or 49.5% in 2002 when compared to 2001.

Property operating and maintenance expenses increased by 3.4% from 2001 to 2002 primarily due to an increase in advertising costs, personnel costs and insurance costs. The increase in advertising costs is primarily due to a 158% increase in fees paid to locator companies for assistance in referring residents to our communities. Personnel costs increased primarily due to an 11.7% increase in group insurance costs from 2001 to 2002. Insurance costs increased primarily due to an increase in property liability insurance costs of 64.8%. As a percentage of total property revenue, total property operating and maintenance expenses for our same-property communities increased to 33.0% in 2002 from 30.4% in 2001.

Operating Performance of our Acquisition Communities

On May 6, 2003, we purchased certain assets of Brickell Grand, Inc., including the community known as Summit Brickell, located in Miami, Florida, and a note receivable from the developer for $59.4 million. Summit Brickell contains 405 apartment homes and approximately 18,000 square feet of retail space. On December 31, 2003, we purchased Summit Lansdowne, located in Loudon County, Virginia, for $99.2 million. Summit Lansdowne contains 690 apartment homes.

On July 1, 2002, we acquired Summit San Raphael which has 222 apartment homes (Summit San Raphael was sold during 2003). There were no community acquisitions during 2001. The operating performance of our acquisition communities is summarized below (dollars in thousands except average monthly rental revenue):

	Year Ended December 31,		Year Ended December 31,

	2003	2002	2002	2001

Property revenues:
Rental	$3,826	$-	$1,062	$-
Other	165	-	49	-

Total property revenues	3,991	-	1,111	-
Property operating expenses	1,866	-	488	-

Property operating income	$2,125	$-	$623	$-

Average physical occupancy	80.3%	-	93.2%	-

Average rent per occupied apartment home	$1,214	$-	$890	$-

Number of apartment homes	1,095	-	222	-

Operating Performance of our Stabilized Development Communities

The comparison of the years ended December 2003 and 2002 represents five communities with a total of 1,820 apartment homes (Summit Crest, Summit at Lenox, Summit Overlook, Summit Peachtree City and Summit Shiloh) which were stabilized during the entire year ended December 31, 2003, but were stabilized subsequent to January 1, 2002. Summit Lenox is an existing community with 431 apartment homes that has recently been undergoing major renovations. Its operating results are included in results of stabilized development communities as it has not yet reached stabilization after renovation.

The comparison of the years ended December 31, 2002 and 2001 represents two communities with a total of 857 apartment homes (Summit Russett and Summit Lenox).

The operating performance of our stabilized development communities is summarized below (dollars in thousands except average monthly rental revenue):

	Year Ended December 31,		Year Ended December 31,

	2003	2002	2002	2001

Property revenues:
Rental	$15,888	$15,447	$9,950	$9,487
Other	1,059	1,030	722	862

Total property revenues	16,947	16,477	10,672	10,349
Property operating expenses	6,229	5,839	3,345	2,989

Property operating income	$10,718	$10,638	$7,327	$7,360

Average physical occupancy	92.7%	84.6%	93.5%	88.3%

Average rent per occupied apartment home	$799	$845	$1,062	$1,078

Number of apartment homes	1,820	1,820	857	857

Operating Performance of our Communities in Lease-Up

We had seven communities in lease-up during the year ended December 31, 2003. The following is a summary of the communities in lease-up during 2003 (dollars in thousands):

		Total	Actual/		Average	% Leased
	Number of	Actual/	Anticipated	Actual/	Physical	as of
	Apartment	Anticipated	Construction	Anticipated	Occupancy	December
Community	Homes	Cost	Completion	Stabilization	2003	31, 2003

Summit Grand Parc - Washington, D.C. (1)	105	$ 43,511	Q4 2002	Q3 2003	54.3%	99.0%
Summit Valleybrook - Philadelphia, PA	352	37,839	Q4 2002	Q3 2003	79.5%	94.6%
Summit Brookwood - Atlanta, GA	359	45,504	Q4 2002	Q4 2003	79.8%	94.4%
Summit Roosevelt - Washington, D.C.	198	46,254	Q2 2003	Q3 2003	55.0%	100.0%
Summit Stockbridge - Atlanta, GA	304	23,365	Q3 2003	Q2 2004	54.8%	93.1%
Summit Reunion Park II - Raleigh, NC	172	10,800	Q1 2004	Q3 2004	3.3%	9.3%
Summit Silo Creek - Washington, D.C.	284	41,700	Q2 2004	Q4 2004	14.7%	32.7%

	1,774	$ 248,973

(1)   Summit Grand Parc was completed during the fourth quarter of 2002. Stabilization, occupancy and percent leased information in the table above represents data for the apartment homes only. The 12,500 square feet of commercial space at Summit Grand Parc was 85.6% leased and occupied as of December 31, 2003.

The actual stabilization dates for our communities in lease-up may be later than anticipated. The rental rates that we charge also may be less than expected.

We had eight communities with 2,289 apartment homes in lease-up during the year ended December 31, 2002 (Summit Brookwood, Summit Crest, Summit Grand Parc, Summit Grandview, Summit Overlook, Summit Peachtree City, Summit Shiloh II and Summit Valleybrook).

The operating performance of our lease-up communities is summarized below (dollars in thousands):

	Year Ended December 31,		Year Ended December 31,

	2003	2002	2002	2001

Property revenues:
Rental	$12,292	$2,191	$15,069	$7,698
Other	1,015	245	914	519

Total property revenues	13,307	2,436	15,983	8,217
Property operating expenses	5,076	980	5,844	2,415

Property operating income	$8,231	$1,456	$10,139	$5,802

Number of apartment homes	1,774	1,774	2,289	2,289

Operating Performance of our Disposition Communities

The 2003 disposition communities consist of the former Summit Fairways, Summit Turtle Rock, Summit Camino Real, Summit Buena Vista, Summit Belcourt, Summit Las Palmas, Summit Arboretum and Summit San Raphael (comprised of an aggregate of 2,927 apartment homes), all of which were sold during the year ended December 31, 2003. With the exception of Summit Fairways, all of the communities disposed of during 2003 are located in Texas and, therefore, their disposition completed our exit of the Texas market.

The 2002 disposition communities consist of the former Summit Breckenridge, Summit New Albany, Summit Pike Creek, Summit Stonefield, Summit Meadow, Summit Mayfaire, Summit Sand Lake and Summit Windsor (comprised of an aggregate of 2,399 apartment homes), all of which were sold during the year ended December 31, 2002. The disposition of three of these eight communities completed our exit of the Richmond, Virginia, Columbus, Ohio and Newark, Delaware markets.

During the year ended December 31, 2002, a joint venture in which we held a 50% ownership interest sold an apartment community formerly known as The Heights at Cheshire Bridge located in Atlanta, Georgia.

The 2001 disposition communities consist of the former Summit Palm Lake, Summit Arbors, Summit Radbourne, Summit Lofts, Summit Stony Point, Summit Gateway, Summit Deerfield, Summit Waterford and Summit Walk (an aggregate of 2,189 apartment homes), all of which were sold during the year ended December 31, 2001.

The operating performance of the disposition communities (excluding The Heights at Cheshire Bridge) is summarized below (dollars in thousands):

	Year Ended December 31,		Year Ended December 31,

	2003	2002	2002	2001

Property revenues:
Rental	$18,652	$42,352	$17,213	$35,928
Other	1,381	2,988	1,299	2,798

Total property revenues	20,033	45,340	18,512	38,726
Property operating expenses	8,447	16,384	5,836	11,750

Property operating income	$11,586	$28,956	$12,676	$26,976

Number of apartment homes	2,927	5,326	2,399	4,588

Acquisitions and Dispositions

During the year ended December 31, 2003, we sold eight communities comprising 2,927 apartment homes for an aggregate sales price of $215.2 million, resulting in an aggregate gain on sale of $18.8 million for seven of the communities and an impairment charge of $0.8 million for one of the communities. The eight communities sold were the former Summit Fairways, Summit Turtle Rock, Summit Camino Real, Summit Buena Vista, Summit Arboretum, Summit Las Palmas, Summit San Raphael and Summit Belcourt. Net proceeds from four of the eight communities, equaling $51.5 million, were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations.

During the year ended December 31, 2003, we purchased two communities. On December 31, 2003, we purchased Summit Lansdowne, located in Loudon County, Virginia, for $99.2 million. Summit Lansdowne contains 690 apartment homes and was approximately 89.0% leased as of December 31, 2003. On May 6, 2003, the Operating Partnership purchased certain assets of Brickell Grand, Inc., ("Brickell Grand") including the community known as Summit Brickell and a note receivable from the developer, for $59.4 million. Summit Brickell is located in Miami, Florida and contains 405 apartment homes and approximately 18,000 square feet of retail space.

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

During the year ended December 31, 2002, a joint venture in which we held a 50% interest, sold a community known as The Heights at Cheshire Bridge (comprising 318 apartment homes) to an unrelated third party and the joint venture was dissolved. Upon dissolution, we recognized a gain of $5.0 million on the sale of the joint venture’s assets.

During the year ended December 31, 2002, we acquired a stabilized, luxury apartment community in the Galleria sub-market of Dallas, Texas for $17.7 million. The community, known as Summit San Raphael (comprising 222 apartment homes), was sold during 2003.

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

Communities Sold or Held for Sale

In accordance with SFAS No. 144, net income and gain on disposition of real estate for communities sold or considered held for sale after December 31, 2001 are reflected in our statements of operations as "discontinued operations" for all periods presented.

Below is a summary of discontinued operations for all of the communities sold during 2003 and 2002, excluding Summit Breckenridge and joint venture communities, for the years ended December 31, 2003, 2002 and 2001 (in thousands). Summit Breckenridge was properly classified as held for sale prior to January 1, 2002 and, therefore, its operations prior to disposal are included in income from continuing operations.

	Year Ended December 31,

Property revenues:	2003	2002	2001

Rental	$ 18,651	$ 41,640	$ 46,563
Other property	1,382	2,938	3,398

Total property revenues	20,033	44,578	49,961
Property operating expenses	8,447	16,119	16,405
Depreciation	3,675	9,681	10,413
Interest and amortization	3,490	6,510	6,993

Income from discontinued operations before gain (impairment loss) on disposition of discontinued operations and loss from early
extinguishment of debt associated with assets sales	4,421	12,268	16,150
Net gain on disposition of discontinued operations	18,820	64,907	-
Impairment loss on discontinued operations	(759)	-	-
Loss from early extinguishment of debt associated with asset sales	(6,522)	(208)	-

Total discontinued operations	$ 15,960	$ 76,967	$ 16,150

Development Activity

Development communities in process as of December 31, 2003 are summarized as follows (dollars in thousands):

		Total		Estimated	Anticipated
	Apartment	Estimated	Cost To	Cost To	Construction
Community	Homes	Costs	Date	Complete	Completion

Summit Reunion Park II - Raleigh, NC	172	$ 10,800	$ 9,354	$ 1,446	Q1 2004
Summit Silo Creek - Washington, D.C.	284	41,700	36,233	5,467	Q2 2004
Summit Brickell View - Miami, FL	323	74,000	64,931	9,069	Q4 2004
Summit Las Olas - Ft. Lauderdale, FL	420	73,700	66,889	6,811	Q4 2004
Summit Fairfax Corner - Washington, D.C.	488	74,500	20,452	54,048	Q4 2006

Total - communities under construction	1,687	274,700	197,859	76,841
Other development and construction costs (1)	-	-	12,454	-

	1,687	$ 274,700	$ 210,313	$ 76,841

(1) Consists primarily of land held for development and other pre-development costs.

The estimated cost to complete the development communities listed above of $76.8 million, represents substantially all of our material commitments for capital expenditures as of December 31, 2003.

Factors Affecting the Performance of Our Development Communities

As with any development project, there are uncertainties and risks associated with the development of the communities described above. While we have prepared development budgets and have estimated completion and stabilization target dates based on what we believe are reasonable assumptions in light of current conditions, there can be no assurance that actual costs will not exceed current budgets or that we will not experience construction delays due to the unavailability of materials, weather conditions or other events. We also may be unable to obtain, or experience delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations. Similarly, market conditions at the time these communities become available for leasing will affect rental rates and the period of time necessary to achieve stabilization.

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

Other Income and Expenses

Interest income decreased by $422,000 to $1.9 million in 2003 compared to 2002, and increased by $228,000 to $2.3 million in 2002 compared to 2001, primarily due to a preferred return of $375,000 earned in 2002 on an equity investment.

Other income increased by $348,000 to $790,000 in 2003 compared to 2002, primarily due to an increase in water billing administration fees and water meter installation fees of $386,000. Other income decreased by $434,000 to $442,000 in 2002 compared to 2001 as a result of a $325,000 credit enhancement fee received in 2001 in connection with a community that was being developed by a third party developer.

Depreciation and amortization for both continuing and discontinued operations remained stable at $40.3 million in 2003 and $40.2 million in 2002. Depreciation expense for both continuing and discontinued operations increased by $852,000 to $40.2 million in 2002 compared to 2001, primarily due to depreciation expense related to recently developed communities as well as depreciation on the community acquired during 2002.

Depreciation and amortization expense for continuing operations increased by $6.1 million to $36.6 million in 2003 compared to 2002 primarily due to depreciation recorded for recent development communities as well as for the community acquired in May of 2003. Depreciation and amortization expense for continuing operations increased by $1.6 million to $30.5 million in 2002 compared to 2001 primarily due to depreciation on development communities and one acquisition community during that year.

Interest expense for both continuing and discontinued operations decreased by $3.5 million to $31.0 million in 2003 when compared to 2002, primarily due to a $5.9 million decrease in our average indebtedness outstanding and a decrease in our average effective interest rate of 0.38% in 2003. Interest expense for both continuing and discontinued operations decreased by $5.4 million to $34.5 million in 2002 compared to 2001 primarily due to a $20.8 million decrease in our average indebtedness outstanding and a decrease in the average effective interest rate of 0.39%.

Deferred financing cost amortization increased by $938,000 to $2.3 million in 2003 compared to 2002 primarily due to a charge of $827,000 related to unamortized financing costs related to the termination of our prior unsecured credit facility in 2003, with no similar charge in 2002.

General and administrative expenses increased by $1.0 million to $6.9 million in 2003 when compared to 2002 primarily due to an increase of $1.0 million related to performance-based compensation. General and administrative expenses decreased by $1.0 million to $5.9 million in 2002 compared to 2001 primarily due to a 2001 charge of $1.8 million related to an increase in the costs of abandoned pursuit projects and severance costs associated with senior staff reductions in our organization during that year, offset by an increase in professional fees of $449,000 related to the increased cost of doing business as a public company and an increase in non-cash compensation of $304,000. As a percentage of total revenues, general and administrative expenses were 4.2% in 2003, 3.4% in 2002 and 3.6% in 2001.

Property management expenses for both owned and third-party communities increased by $1.0 million to $5.9 million in 2003 when compared to 2002 primarily due to a decrease in development activity at the Operating Partnership, causing a reduction of $583,000 of the capitalization of costs related to the Management Company employee performance of development activities as well as an increase in legal and accounting professional fees of $141,000. Property Management expenses for both owned and third-party communities decreased by $712,000 in 2002 when compared to 2001 primarily due to a reduction in personnel expenses of $769,000 resulting from staff reductions at the Management Company and Construction Company.

The $18.8 million gain on disposition of discontinued operations in 2003 resulted from the disposition of seven communities. The seven communities sold were the former Summit Fairways, Summit Turtle Rock, Summit Camino Real, Summit Buena Vista, Summit Arboretum, Summit Las Palmas and Summit San Raphael.

The $73,000 gain on sale of real estate assets in continuing operations resulted from the sale of a parcel of land which was located at one of our existing communities. The impairment loss on discontinued operations of $759,000 was incurred upon the disposition of the former Summit Belcourt, located in Dallas, Texas.

The communities disposed of in 2003 were part of our plan to dispose of assets that no longer meet our growth objectives or to make desired changes in the number of apartment homes in each of our markets. The sale of the communities in Texas completed our previously announced intention to exit Texas.
The $78.7 million gain on sale of assets in 2002 resulted from the disposition of eight communities. The $34.4 million gain on sale of assets in 2001 resulted from the disposition of one parcel of land and nine communities.

Liquidity and Capital Resources

Liquidity

Net cash provided by operating activities decreased to $62.8 million for the year ended December 31, 2003 from $73.3 million for the year ended December 31, 2002, primarily due to a $4.4 million decrease in income from continuing operations before gain on sale of real estate assets, loss from early extinguishment of debt, impairment loss on technology investments, minority interest of common unitholders in the Operating Partnership, dividends to preferred unitholders in the Operating Partnership and the excess of the redemption amount over the carrying amount of preferred units and a decrease of $7.2 million in cash used for accounts payable and accrued expenses.

Net cash used in investing activities increased to $28.9 million for the year ended December 31, 2003 from $8.1 million for the year ended December 31, 2002. The increase in cash used in investing activities is due to an increase of $137.3 million in cash used for the acquisition of real estate assets in 2003 when compared to 2002 offset by an increase of $110.1 million in proceeds from the sale of real estate assets and an increase of $7.9 million in contributions received from our historic tax credit joint venture partner. Current year cash proceeds from the sale of real estate assets include current year expenditures from qualified like-kind exchange escrows that relate to prior year sales.

Net cash used in financing activities decreased to $33.8 million for the year ended December 31, 2003 from $64.9 million for the year ended December 31, 2002. The decrease in cash used in financing activities during 2003 is primarily due to an increase in proceeds received from the issuance of mortgage debt of $137.0 million and an increase in the proceeds received from the issuance of stock of $100.2 million, all offset by an increase in cash used to redeem preferred units of $85.0 million, an increase in the amount of cash used for net repayments of the credit facility of $75.0 million and an increase in the amount of cash used to repay mortgages of $44.0 million.

As of January 1, 2003, we had $62.9 million of cash and cash equivalents (including restricted proceeds placed with a qualified intermediary in accordance with income tax rules and regulations) and $81.0 million available under our prior unsecured credit facility. After considering the transactions listed below and our cash provided by operating activities of $62.8 million during the year, as of December 31, 2003, we had $2.7 million of cash and cash equivalents and $70.0 million available under our secured credit facility. During the year ended December 31, 2003, we generated cash proceeds from various transactions, including:

  We sold eight communities and one parcel of land for an aggregate sales price of $215.2 million, generating net cash proceeds of $189.7 million;
  We issued $144.0 million in fixed-rate mortgages secured by four communities; and
  Summit issued 4.3 million shares of its common stock and contributed the net proceeds of $97.3 million to us.

The proceeds were used primarily to:

  Acquire two apartment communities for an aggregate purchase price of $158.8 million;
  Construct development communities of $92.5 million;
  Redeem all 3.4 million Series B Cumulative Redeemable Perpetual Preferred Units of $85.0 million;
  Repay two public unsecured notes in the aggregate amount of $47.0 million which matured during the year;
  Repay $26.8 million of mortgages associated with communities which were sold during the year;
  Repay $25.0 million under our credit facility;
  Make investments of $21.4 million in a consolidated joint venture which is developing a community;
  Repurchase $15.2 million of common stock under our common stock repurchase program; and
  Fund capital expenditures and other corporate additions and tenant improvements of $9.0 million.
Our outstanding indebtedness (excluding fair value adjustments of hedged debt instruments of $4.0 million) as of December 31, 2003 totaled $722.2 million. This amount includes $332.7 million in fixed rate conventional mortgages, $10.3 million of variable rate tax-exempt bonds, $220.0 million of unsecured notes, $6.9 million of variable rate mortgages, $33.3 million under a construction loan and $119.0 million under our secured credit facility. See the table in the section entitled, "Market Risk" below for a summary of the aggregate annual maturities of our debt as of December 31, 2003.

We expect that our primary uses of cash in 2004 will be to fund development spending (refer to the section entitled "Development Activity" on page 24 of this report), to fund debt maturities (refer to the "Schedule of Debt" on page 30 of this report), acquisition opportunities and the possible redemption of the Series C Cumulative Redeemable Perpetual Preferred Units (see the section entitled "Preferred Units" below). Other uses of cash in 2004 will be to fund principal amortization of debt, to fund capital expenditures relating to maintaining our existing communities and to fund dividend and distribution payments.

We expect that the primary source of funds for these uses, in addition to our cash provided operating activities, will be the proceeds from disposition of communities as we continue our capital recycling strategy of selling older communities and using those proceeds to fund development and/or acquisition investment opportunities. We also may issue fixed-rate mortgage debt or issue common or preferred equity. In addition, we have adequate borrowing capacity under our credit facility.

Credit Facilities

On July 28, 2003, we obtained a secured credit facility with a total current commitment of $200.0 million and current availability of $189.0 million. We have the ability to increase this commitment and availability pursuant to the terms of the credit agreement. The secured credit facility replaced our $225.0 million unsecured credit facility and provides funds for new development, acquisitions and general working capital purposes. This facility is secured by nine of our communities (Summit Fair Oaks, Summit Governor’s Village, Summit Grandview, Summit Lake, Summit Peachtree City, Summit Portofino, Summit Sedgebrook, Summit Shiloh and Summit Sweetwater) and matures in July 2008. As described in the credit agreement, loans under the credit facility are limited subject to debt service coverage and loan to value ratios and bear interest at the Reference Bill Index Rate (defined as the money market yield for the Reference Bills as established by the most recent Reference Bill auction conducted by Freddie Mac) plus 58 to 91 basis points depending on the level of debt service coverage. The outstanding balance of the credit facility was $119.0 million and the interest rate was 1.62% as of December 31, 2003.

On July 28, 2003, we obtained an unsecured letter of credit facility, which matures in July 2008 and has a total commitment of $20.0 million. The letters of credit issued under this facility will serve as collateral for performance on contracts and as credit guarantees to banks and insurers. As of December 31, 2003, there were $9.2 million of letters of credit outstanding under this facility.

Direct Placement of Common Stock

On December 29, 2003, Summit sold 2.0 million shares of its common stock to certain investment advisory clients of RREEF America L.L.C. at a price of $23.61 per share. Net proceeds from the sale of $47.2 million were used for general corporate purposes, including acquisition and development opportunities and repayment of outstanding indebtedness. On September 25, 2003, Summit sold 2.3 million shares of its common stock to certain advisory clients of Cohen & Steers Capital Management, Inc. at a price of $21.81 per share. The net proceeds from the sale of $50.1 million were used for general corporate purposes, including the redemption of preferred units, acquisition and development opportunities and debt reduction. These sales were made pursuant to Summit’s existing shelf registration statement previously filed with, and declared effective by, the SEC.

Preferred Units

On September 18, 2003, we redeemed all 3.4 million preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units for cash in the amount of $25.20 per unit plus all unpaid distributions through the redemption date. These preferred units were redeemable for cash, or at our option, shares of Summit’s 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock, or a combination of cash and shares of Summit’s 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock. Holders of the Series B preferred units had the right to exchange these preferred units for shares of Summit’s Series B preferred stock on a one-for-one basis, subject to adjustment: (a) on or after April 29, 2009, (b) if full quarterly distributions were not made for six quarters, or (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes. As a result of the redemption, the excess of the redemption amount over the carrying amount of the units, which totals approximately $3.0 million in the aggregate, has reduced income available to common unitholders for the year ended December 31, 2003. This is consistent with the SEC's staff announcement on July 31, 2003 that provided clarification to Emerging Issues Task Force ("EITF") Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock." Distributions on the Series B preferred units were cumulative from the date of original issuance and were payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series B preferred units in the aggregate amount of $5.5 million during the year ended December 31, 2003 and $7.6 million during each of the years ended December 31, 2002 and 2001.

As of December 31, 2003, we had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. The preferred units are redeemable on or after September 3, 2004 for cash at a redemption price equal to the holder’s capital account. The holder of the Series C preferred units has the right to exchange these preferred units for shares of Summit’s Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceed 18% of the total profits of or capital interest in us for a taxable year. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $4.8 million during each of the years ended December 31, 2003, 2002 and 2001.

Employee Loan Program

Summit’s Board of Directors believes that ownership of common stock by its executive officers and certain other qualified employees aligns the interests of these officers and employees with the interests of Summit’s stockholders. To this end, Summit’s Board of Directors approved, and Summit instituted, a loan program. As a result of recent legislation, Summit is no longer permitted to make loans to its executive officers and, therefore, new issuances to Summit’s executive officers under the loan program have been terminated. Under the terms of the loan program, Summit lent amounts to certain of its executive officers and other qualified employees to (a) finance the purchase of Summit’s common stock on the open market at then-current market prices, (b) finance the payment of the exercise price of one or more stock options to purchase shares of Summit’s common stock, or (c) finance the annual tax liability or other expenses of an executive officer related to the vesting of shares of common stock which constitute a portion of a restricted stock award granted to the executive officer. The relevant officer or employee has executed a promissory note and security agreement related to each loan extended. Each outstanding note bears interest at a rate established on the date of the note, is full recourse to the officers and employees and is collateralized by the shares of Summit’s common stock which are the subject of the loans. If the market price of Summit’s common stock falls materially below the price at which the shares of stock were purchased, the proceeds of the sale of the common stock may not be sufficient to repay the loan. As of December 31, 2003, we had loans receivable in the amount of $17.4 million which were collateralized by 812,292 shares of Summit’s common stock valued at $19.5 million. We had loans receivable in the amount of $19.5 million as of December 31, 2002.

Impairment Loss on Technology Investments

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

Schedule of Debt

The following table sets forth information regarding our debt financing (excluding fair value adjustments of hedged debt instruments) as of December 31, 2003 and 2002 (dollars in thousands):

	Interest		Principal Outstanding
	Rate as of	Maturity	December 31,
	December 31, 2003	Date (1)	2003	2002

Fixed Rate Debt

Mortgage Loan (2)	6.76%	10/15/2008	$ 132,989	$ 133,909
Mortgage Loan (3)	8.00%	9/1/2005	7,909	8,040
Mortgage Notes:
Summit Fair Lakes	7.82%	7/1/2010	48,340	48,340
Summit Doral	5.17%	4/1/2013	30,962	-
Summit Aventura	5.09%	7/1/2013	39,480	-
Summit Overlook	4.70%	8/1/2013	22,889	-
Summit Russett	4.17%	12/31/2009	50,000	-
Mortgage notes repaid in 2003			-	77,982

Total Mortgage Debt			332,569	268,271

Unsecured Notes:
Medium Term Notes	8.04%	11/17/2005	25,000	25,000
Medium Term Notes	7.04%	5/9/2006	25,000	25,000
Medium Term Notes	7.59%	3/16/2009	25,000	25,000
Medium Term Notes	8.50%	7/19/2010	10,000	10,000
Medium Term Notes	7.70%	5/9/2011	35,000	35,000
Notes	6.95%	8/15/2004	50,000	50,000
Notes	7.20%	8/15/2007	50,000	50,000
Unsecured notes repaid in 2003			-	47,000

Total Unsecured Notes			220,000	267,000

Total Fixed Rate Debt			552,569	535,271

Variable Rate Debt

Credit facility (4)	Ref Bill + 58 bps	7/27/2008	119,000	144,000
Construction loan (5)	LIBOR + 207.5 bps	5/1/2004	33,345	-
Summit Foxcroft mortgage note	LIBOR + 170 bps	7/1/2005	6,900	6,900
Tax Exempt Bonds:
Summit Belmont (6)	2.75%	4/1/2007	10,345	10,565

Total Variable Rate Debt			169,590	161,465

Total Outstanding Indebtedness			$ 722,159	$ 696,736

(1) All of the secured debt can be prepaid at any time. Prepayment of all secured debt is generally subject to penalty or premium.

(2) Mortgage loan secured by the following communities:

Summit Ballantyne	Summit Glen	Summit Plantation
Summit Club at Dunwoody	Summit Largo	Summit St. Clair
Summit Del Ray	Summit on the River	Summit Westwood

(3) Mortgage loan secured by:

Summit Simsbury	Summit Touchstone

(4)   On July 28, 2003, we obtained a secured credit facility which replaced our prior unsecured credit facility. The credit facility is secured by the following communities:

Summit Fair Oaks	Summit Lake	Summit Sedgebrook
Summit Governor’s Village	Summit Peachtree City	Summit Shiloh
Summit Grandview	Summit Portofino	Summit Sweetwater

(5)   Concurrent with the purchase of our joint venture partner’s equity interest in SZF, LLC in July 2003, we consolidated the construction loan related to the community that is being developed by such joint venture. The construction loan had a total commitment of $45.0 million, bore interest at LIBOR plus 207.5 basis points and was to mature in June 2004. The construction loan was repaid on January 30, 2004.

(6) The tax exempt bond bears interest at various rates set by a remarketing agent at the demand note index plus 0.50%, set weekly, or the lowest percentage of prime which allows the resale at a price of par. The bond is enhanced by a letter of credit from a financial institution, which will terminate prior to the maturity date of the related bond. In the event the credit enhancement is not renewed or replaced upon termination, the related loan obligation will be accelerated.

The one-month LIBOR rate as of December 31, 2003 was 1.12%.

Our outstanding indebtedness (excluding the construction loan which was repaid on January 30, 2004 and excluding our credit facility which matures in 2008) had an average maturity of 5.5 years as of December 31, 2003. Refer to the table in the section entitled, "Market Risk" below for a summary of the aggregate annual maturities of all outstanding debt as of December 31, 2003.

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

On June 14, 2002, we entered into an interest rate swap with a notional amount of $50.0 million, relating to $50.0 million of 7.20% fixed rate notes issued under our MTN program. Under the interest rate swap agreement, through the maturity date of August 15, 2007, (a) we have agreed to pay to the counterparty the interest on a $50.0 million notional amount at a floating interest rate of three-month LIBOR plus 241.75 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate of the underlying debt obligation. The floating rate as of December 31, 2003 was 3.5975%. The fair value of the interest rate swap was an asset of $4.0 million as of December 31, 2003. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded in "Other assets" in the accompanying balance sheets. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under SFAS No. 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

The following table provides information about our interest rate swap and other financial instruments that are sensitive to changes in interest rates and should be read in conjunction with the accompanying consolidated financial statements and related notes. For debt, the table presents principal cash flows and related weighted average interest rates in effect as of December 31, 2003 by expected maturity dates. The weighted average interest rates presented in this table for the tax-exempt variable rate debt are inclusive of credit enhancement fees. For the interest rate swap, the table presents the notional amount and related weighted average pay rate by year of maturity (dollars in thousands):

	Expected Year of Maturity
	2004	2005	2006	2007	2008	Thereafter	2003 Total	2002 Total

Fixed Rate Debt:
Conventional fixed rate	$ 1,479	$ 9,691	$ 2,026	$ 2,180	$ 135,261	$ 181,932	$ 332,569	$ 268,271
Average interest rate	5.30%	7.36%	4.77%	4.78%	6.73%	5.54%	6.07%	6.99%
Unsecured fixed rate	50,000	25,000	25,000	50,000	—	70,000	220,000	267,000
Average interest rate	6.95%	8.04%	7.04%	7.20%	—	7.78%	7.40%	7.35%

Total fixed rate debt	51,479	34,691	27,026	52,180	135,261	251,932	552,569	535,271
Average interest rate	6.90%	7.85%	6.87%	7.10%	6.73%	6.16%	6.60%	7.17%

Variable Rate Debt:
Tax-exempt variable rate	220	220	220	9,685	—-	—	10,345	10,565
Average interest rate	2.75%	2.75%	2.75%	2.75%	—-	—	2.75%	3.05%
Variable rate mortgage note	—	6,900	—	—	—	—	6,900	6,900
Average interest rate	—	2.86%	—	—	—	—	2.86%	3.08%
Variable rate construction loan	33,345	—	—	—	—	—	33,345	—
Average interest rate	3.23%	—	—	—	—	—	3.23%	—
Variable rate credit facility	—	—	—	—	119,000	—	119,000	144,000
Average interest rate	—	—	—	—	1.62%	—	1.62%	2.69%

Total variable rate debt	33,565	7,120	220	9,685	119,000	—	169,590	161,465
Average interest rate	3.23%	2.86%	2.75%	2.75%	1.62%	—	2.06%	2.73%

Total debt	$ 85,044	$ 41,811	$ 27,246	$ 61,865	$ 254,261	$ 251,932	$ 722,159	$ 696,736
Average interest rate	5.45%	7.00%	6.84%	6.42%	6.73%	6.16%	5.53%	6.14%

Interest Rate Swap:
Pay variable/receive fixed				$ 50,000			$ 50,000	$ 50,000
Average pay rate				3-month			3-month	3-month
LIBOR							LIBOR	LIBOR
				+2.4175%			+2.4175%	+2.4175%
Receive rate				7.20%			7.20%	7.20%

We estimate that the fair value of the variable rate debt approximates carrying value based upon our effective borrowing rates for issuance of debt with similar terms and remaining maturities. Fixed rate mortgage debt and fixed rate unsecured notes with a carrying value of $552.6 million had an estimated aggregate fair value of $596.4 million as of December 31, 2003. Rates currently available to us for similar terms and maturities were used to estimate the fair value of this debt. The fair market value of long-term fixed rate debt is subject to changes in interest rates.

Contractual Obligations

A summary of our future contractual obligations related to long-term debt, non-cancelable operating leases and other obligations as of December 31, 2003 is as follows (in thousands):

	Payments Due by Period

	2004	2005-2006	2007-2008	Thereafter	Total

Long-term debt principal payments and maturities (1)	$ 85,044	$ 69,057	$ 316,126	$ 251,932	$ 722,159
Standby letters of credit (2)	7,799	1,402	-	-	9,201
Development expenditures (3)	36,497	40,344	-	-	76,841
Operating lease commitments (4)	199	314	295	212	1,020
Employment agreement payments (5)	400	800	800	1,200	3,200

Total	$ 129,939	$ 111,917	$ 317,221	$ 253,344	$ 812,421

(1) (1)	The The amount for 2004 includes the variable rate construction loan which was repaid on January 30, 2004.
(2) (2)
As As collateral for performance on contracts and as credit guarantees to banks and insurers, we were contingently liable under standby letters of credit in the aggregate amount of $9.2 million as of December 31, 2003.

(3(4)(3)
The The estimated cost to complete the five development projects currently under construction was $76.8 million as of December 31, 2003. Anticipated construction completion dates of the projects range from the first quarter of 2004 to the fourth quarter of 2006.

(4)	Includes operating leases related to rental of office space.
(5)
Summit has employment agreements with two of its former executive officers, both of whom resigned from such executive positions, but who remain as employees and have agreed to provide various services to Summit from time to time through December 31, 2011. Each employment agreement requires that Summit pay to the former officers a base salary aggregating up to $2.1 million over the period from July 1, 2001 to December 31, 2011 (beginning with calendar year 2002, up to $200,000 on an annual basis). Each employment agreement also requires that Smmit provide participation in its life insurance plan, office space, information systems support and administrative support for the remainder of each employee’s life, and participation in its health and dental insurance plans until the last to die of the employee or such employee’s spouse. Either party can terminate the employment agreements, effective 20 business days after written notice is given. The full base salary amount due shall be payable through 2011 whether or not the agreements are terminated earlier in accordance with their terms.

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

Funds from Operations

Funds from Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), represents net income (loss) excluding gains from sales of property and extraordinary items, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with GAAP. Effective January 1, 2003, we no longer add back impairment losses when calculating FFO pursuant to NAREIT’s clarified FFO definition. Debt extinguishment costs which are recorded in discontinued operations because they were incurred directly as a result of the sale of a community are not specifically addressed by the NAREIT definition. Because of the limitations of the NAREIT FFO definition, we have made an interpretation in applying the definition to maintain consistent treatment with previous years' results. We include such debt extinguishment costs as a component of the community's total gain and, therefore, exclude them in the calculation of FFO. These costs were $6.5 million, for the year ended December 31, 2003. We believe that this interpretation is consistent with NAREIT's definition. Pursuant to new accounting literature, FFO for 2002 has been adjusted to include debt extinguishment costs related to the loss from early extinguishment of debt that was not associated with an asset sale.

Our methodology for computing FFO may differ from the methodologies utilized by other real estate companies and, accordingly, may not be comparable to other real estate companies. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, nor is it indicative of funds available to fund our cash needs, including our ability to make dividend or distribution payments. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and to make capital expenditures. The denominator for FFO per share is diluted weighted average shares and units outstanding. Funds from Operations are calculated as follows (dollars in thousands):

	2003	2002	2001

Income available to common unitholders	$ 18,387	$ 103,511	$ 64,896
Gain on sale of real estate assets	(18,893)	(78,738)	(34,435)
Gain on sale of real estate assets - joint ventures	-	(4,955)	(271)
Loss from early extinguishment of debt associated with asset sales	6,522	208	-
Depreciation:
Real estate assets	39,225	39,281	38,746
Real estate joint venture	763	1,119	1,231

Funds from Operations	$ 46,004	$ 60,426	$ 70,167

Net income per common unit - diluted	$ 1.01	$ 3.73	$ 2.49

Funds from operations per common unit - diluted	$ 1.47	$ 1.94	$ 2.26

Recurring capital expenditures (1)	$ 6,376	$ 4,530	$ 4,889

Non-recurring capital expenditures (2)	$ 1,516	$ 1,088	$ 3,943

Weighted average units outstanding -- basic	31,118,929	30,936,881	30,795,910

Weighted average units outstanding -- diluted	31,268,003	31,107,404	31,106,137

(1) Recurring capital expenditures consist primarily of exterior painting, new appliances, vinyl flooring, blinds, tile, wallpaper and carpet.
(2) Non-recurring capital expenditures consist primarily of major renovations and upgrades of apartment homes.

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

  the future operating performance of stabilized communities;
  national economic conditions and economic conditions in our markets;
  the proposed development, acquisition or disposition of communities;
  anticipated construction commencement, completion, lease-up and stabilization dates; and
  estimated development costs.
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
  changes in job growth, household formation and population growth in our markets;
  uncertainties associated with our development activities, including the failure to obtain zoning and other approvals, actual costs exceeding our budgets, construction material defects and increases in construction costs;
  the failure of investments to yield expected results;
  the failure to sell communities on favorable terms, in a timely manner or at all;
  the failure to locate favorable investment opportunities in our markets;
  construction delays due to the unavailability of materials, weather conditions or other delays;
  potential environmental liabilities and related property damages, costs of investigation and remediation, and liability to third parties;
  competition, which could limit our ability to secure attractive investment opportunities, lease apartment homes, or increase or maintain rents;
  supply and demand for apartment communities in our current market areas;
  availability and cost of financing and access to cost-effective capital;

  the inability to refinance existing indebtedness or to refinance existing indebtedness on favorable terms;
  changes in interest rates;
  changes in our debt ratings which could increase our cost of capital or impede our ability to raise debt financing;
  legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts ("REITs");
  changes in accounting principles generally accepted in the United States of America ("GAAP"), or policies and guidelines applicable to REITs; and
  those factors discussed below and in the sections entitled "Results of Operations for the Years Ended December 31, 2003 and 2002" on page 17 of this report, "Operating Performance of Our Same-Property Communities" beginning on page 20 of this report, "Operating Performance of Our Lease-Up Communities" beginning on page 22 of this report, "Factors Affecting the Performance of Our Development Communities" beginning on page 25 of this report and "Contractual Obligations" beginning on page 32 of this report.

You should consider these risks and uncertainties in evaluating forward-looking statements and you should not place undue reliance on forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this report. We do not undertake to update these forward-looking statements. You should read this annual report on Form 10-K in its entirety in conjunction with our audited financial statements for the year ended December 31, 2003 and the related notes included in this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk" beginning on page 31 of this report.

Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data are contained on the pages indicated on the Index to Financial Statements on page 62 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures . As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, Summit carried out an evaluation under the supervision and with the participation of Summit’s management, including Summit’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Summit’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Summit’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Summit in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)  Changes in Internal Control Over Financial Reporting . There was no change in our internal control over financial reporting that occurred during the fourth quarter of the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Operating Partnership is managed by Summit, in its capacity as the general partner of the Operating Partnership. Consequently, the Operating Partnership has no directors or executive officers. This Item 10 reflects information with respect to the directors and executive officers of Summit.

Directors

Terms Expiring in 2004

Henry H. Fishkind . Dr. Fishkind has been a director of Summit since 1994. He is the President of Fishkind & Associates, Inc., a private economic and financial consulting firm based in Orlando, Florida that he founded in 1987. Dr. Fishkind served as a member of the Florida Governor’s Economic Advisory Board for a term commencing in 2000 and ending 2003. He also served on this Economic Advisory Board from 1979 to 1981. Dr. Fishkind is 54 years old.

James H. Hance, Jr. Mr. Hance has been a director of Summit since 1994. Mr. Hance is Vice Chairman and Chief Financial Officer of Bank of America and a member of the corporation’s Board of Directors. He is responsible for the corporation’s Finance Group, comprising the finance, accounting and control functions, and for Treasury, including balance sheet management. He also is responsible for Principal Investing, Investor Relations, the Legal Department, Corporate Strategy and Management Services, which provides for the corporation’s real estate needs. The global payment business, which provides depository and treasury services to customers worldwide, also reports to Mr. Hance. Mr. Hance, a certified public accountant, spent 17 years with the Price Waterhouse accounting firm (now PricewaterhouseCoopers) in Philadelphia and Charlotte. For six years, he was a partner in the Charlotte office and served as the audit partner responsible for the firm’s relationship with NCNB Corporation (predecessor to NationsBank and Bank of America). From August 1985 until December 1986, he was Chairman and co-owner of Consolidated Coin Caterers Corp. in Charlotte. He joined NCNB Corporation in March 1987. Mr. Hance is a member of the Board of Directors of EnPro Industries, Inc. He is a trustee of Washington University in St. Louis and is a member of Washington University’s National Council for the John M. Olin School of Business and the Board of Trustees of the North Carolina Blumenthal Performing Arts Center. In addition, he is a member of the Boards of The United Negro College Fund and The Foundation for the University of North Carolina at Charlotte, a member of the Society of International Business Fellows and a director of ACE Guaranty RE and ACE Capital RE Corporation. Mr. Hance is 59 years old.

Wendy P. Riches . Ms. Riches has been a director of Summit since November 2002. From 1999 to 2002, she held the position of President of ARC Integrated Marketing, leading D’Arcy’s marketing services network consisting of 32 agencies in 19 countries. From 1998 to 1999, Ms. Riches was employed by Hasbro, Inc. as President of global e-commerce and direct marketing. Prior to joining Hasbro, she was employed by Ogilvy & Mather from 1990 to 1998, during which time she served as Executive Creative Director and Managing Director for OgilvyOne (UK) and, subsequently, Chairman and Chief Executive Officer of OgilvyOne North America and a member of the global Board of OgilvyOne Worldwide. Ms. Riches is a member of the Board of Directors of Columbia House Holdings, Inc., and works as an independent Marketing Consultant to clients that include the United Nations (Office of Coordination of Humanitarian Affairs) and Publicis USA. Ms. Riches is 60 years old.

Terms Expiring in 2005

Steven R. LeBlanc . Mr. LeBlanc is President, Chief Executive Officer and a director of Summit. He has been the President and a director since July 1998 and the Chief Executive Officer since July 2001. Mr. LeBlanc held the position of Chief Operating Officer from July 1998 to July 2001. Prior to joining Summit, Mr. LeBlanc served as President of Urban Growth Property Trust from 1997 to 1998 where he developed the company’s strategic business plan, orchestrated the transition to REIT status and initiated over $200 million in acquisitions and developments. From 1992 to 1997, Mr. LeBlanc served in a number of senior management positions with Archstone Communities and the Security Capital Group where he implemented a fully-integrated, operating company strategy focused on long-term sustainable cash flow growth. While at these companies, he lead a team that was responsible for the acquisition and development of 11,000 apartment homes and the purchase of land for an additional 10,000 apartment homes. From 1984 to 1992, Mr. LeBlanc was a partner and Senior Vice President with Lincoln Property Company where he was a member of the senior management team and was responsible for the management of 17,000 apartments, as well as the firm’s acquisition and development activities throughout Texas and the Northeast. Mr. LeBlanc is a member of the Board of Directors of the National Multifamily Housing Council and St. Peter’s Homes. He is a member of the Urban Land Institute and the University of North Carolina at Charlotte Real Estate Council. Mr. LeBlanc is 46 years old.

Nelson Schwab III . Mr. Schwab has been a director of Summit since 1994. He has been a Managing Director of Carousel Capital, a merchant-banking firm based in Charlotte, North Carolina specializing in middle market acquisitions, since 1996. Mr. Schwab served as Chairman and Chief Executive Officer of Paramount Parks from 1992 to 1995. Mr. Schwab is a member of the Boards of Directors of Childrens First, Simpson Performance Products and Herschend Family Entertainment Corp. Mr. Schwab previously served as the Chairman of the Carolinas Partnership, the Charlotte Chamber of Commerce and the North Carolina Blumenthal Performing Arts Center. He is currently a member of the Board of Trustees of the University of North Carolina at Chapel Hill. Mr. Schwab is 59 years old.

Terms Expiring in 2006

James M. Allwin . Mr. Allwin has been a director of Summit since 1999. Mr. Allwin is President of Aetos Capital, an independent investment management firm. Prior to January 1, 1999, he was head of the investment management business of Morgan Stanley Dean Witter, which included Morgan Stanley Asset Management, Miller Anderson & Sherrerd and the firm’s Private Equity Funds: Capital Partners, Venture Capital and Real Estate. He was a member of the Morgan Stanley Dean Witter Management Committee. Mr. Allwin joined Morgan Stanley in 1976, and during the course of his career, he also worked in areas such as corporate finance, mergers and acquisitions and real estate. He is a graduate of Yale University, where he served as a member of the Investment Committee from 1997 to 2002, and a graduate of the Amos Tuck School of Business Administration at Dartmouth College, where he is a member of the Board of Overseers. He is a member of the Investment Advisory Committee of the Howard Hughes Medical Institute, the Chairman’s Council of the Museum of Modern Art in New York and the Board of Directors of The National Mentoring Partnership. He is also Chairman of both the Board of Trustees of Greenwich Academy and the Board of Directors of Communities In Schools, Inc., the nation’s largest non-profit stay-in-school program. Mr. Allwin is 51 years old.

William B. McGuire, Jr. Mr. McGuire is Co-Chairman of the Board of Directors of Summit. He has served as Co-Chairman of the Board since December 1999 and formerly served as Chairman of the Board from 1994 to December 1999. Prior to the formation of Summit, Mr. McGuire served as a senior partner of the predecessor to Summit and as a general partner of each of the partnerships which transferred multifamily apartment communities to Summit when it was formed. Mr. McGuire founded the predecessor to Summit in 1972. Mr. McGuire also founded McGuire Properties, Inc., a real estate brokerage firm in 1972. Mr. McGuire acts as a consultant to Spectrum Properties Inc., a company engaged in office management development and leasing, and is on the Board of Advisors of IQMAX, a venture capital company. He has been active in the following professional and community organizations: Residential, Multifamily and Urban Development Mixed Use Councils of the Urban Land Institute; Charlotte Advisory Board of NationsBank of North Carolina, N.A.; and The Charlotte City Club, serving on its Board of Governors and as President. He was a trustee of the North Carolina Nature Conservancy; a founder and director of Habitat for Humanity of Charlotte; and the founder and President of The Neighborhood Medical Clinic. Mr. McGuire is 59 years old.

William F. Paulsen . Mr. Paulsen is Co-Chairman of the Board of Directors of Summit. He has held the position of Co-Chairman of the Board since December 1999 and formerly held the position of Chief Executive Officer from 1994 until July 2001. Mr. Paulsen has been a director of Summit since 1994. Prior to the formation of Summit, Mr. Paulsen was a senior partner and the Chief Executive Officer of the predecessor to Summit and a general partner of each of the partnerships which transferred multifamily apartment communities to Summit when it was formed. Mr. Paulsen joined the predecessor to Summit in 1981. He was selected as North Carolina Entrepreneur of the Year in 1991. In March 2002, Mr. Paulsen was appointed to serve on the North Carolina Tax Policy Commission. Until December 2000, he also was a member of the Board of Directors of The Beach Company, a private real estate developer in Charleston, South Carolina. Mr. Paulsen is a trustee of The Asheville School. He also served as a Vice President of the Charlotte Apartment Association. Mr. Paulsen is 57 years old.

Executive Officers Who Are Not Directors

Gregg D. Adzema . Mr. Adzema has been Executive Vice President and Chief Financial Officer of Summit since December 2001. In this capacity, he is responsible for overseeing Summit’s capital markets, finance, accounting, benefits, investor relations, public relations and market research activities. From September 1996 to December 2001, Mr. Adzema held several finance positions with Summit, most recently Senior Vice President of Finance and Accounting. Prior to joining Summit in September 1996, Mr. Adzema was employed by Arthur Andersen Real Estate Advisory Services in Washington, D.C. He is a member of the Urban Land Institute. Mr. Adzema is 39 years old.

Keith L. Downey . Mr. Downey has been Executive Vice President of Construction of Summit since February 2002 and President of Summit Apartment Builders, Inc. since 1989. Mr. Downey joined the predecessor to Summit in 1985 as Development Manager responsible for development opportunities in the Tampa Bay area. In 1989, Mr. Downey assisted in the formation of Summit Apartment Builders, Inc., which at that time was a general contracting operation responsible for the construction of all of Summit’s communities in Florida. Mr. Downey has been responsible for the construction operations across Summit’s entire portfolio, and has been directly involved in the development and construction of over 9,000 apartment homes in 40 communities. Prior to joining Summit, Mr. Downey was Vice President for The Calibre Companies in Atlanta, Georgia from 1980 to 1984, where he worked in a similar development/construction role. From 1975 to 1979, Mr. Downey was a construction superintendent, project manager and partner in developing and constructing single family homes in Atlanta. Mr. Downey is 51 years old.
Randall M. Ell . Mr. Ell has been Executive Vice President of Property Operations of Summit and President of Summit Management Company since June 2000. He is responsible for all property management operations of Summit’s communities, comprising over 16,000 apartment homes. From 1992 until June 2000, Mr. Ell was a Regional Vice President of Summit. Prior to joining the Company in 1992, Mr. Ell was employed by R&B Apartment Management, located in Northern Virginia, in the capacity of Regional Vice President. Mr. Ell is 46 years old.

Michael L. Schwarz . Mr. Schwarz has been an Executive Vice President of Summit since 1994 and the Chief Operating Officer of Summit since December 2001. He served as the Chief Financial Officer of Summit from 1994 to December 2001. Prior to joining Summit, Mr. Schwarz served as co-founder, Senior Vice President and Chief Financial Officer of Industrial Developments International, Inc. ("IDI"), a developer of industrial real estate. While at IDI, Mr. Schwarz was responsible for the company’s capital markets activities, accounting operations and information technology efforts. In this capacity, Mr. Schwarz arranged over $500 million in financing including IDI’s initial capitalization. Mr. Schwarz is responsible for the Company’s property operations, investment activities and technology initiatives. He is a certified public accountant. Mr. Schwarz served as the Chairman of the Board of The Study Hall of Emmaus House, a non-profit educational facility serving inner-city youths. Mr. Schwarz also sits on the Board of The Beach Company, a private real estate developer in Charleston, South Carolina. Mr. Schwarz is 43 years old.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Summit’s executive officers and directors, and persons who are beneficial owners of more than 10% of a registered class of Summit’s equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish Summit with copies of all Section 16(a) forms they file. To Summit’s knowledge, based solely on a review of the copies of such reports furnished to Summit by the executive officers, directors and greater than 10% beneficial owners, all Section 16(a) filing requirements were satisfied during 2003, except that Ms. Riches and Mr. Downey each inadvertently filed one Form 4 late, each with respect to one transaction.

Audit Committee Financial Experts

The Operating Partnership does not have an Audit Committee.  The Board of Directors of Summit, the general partner of the Operating Partnership, has established an Audit Committee, currently consisting of Ms. Riches and Messrs. Allwin, Fishkind, Hance (Chair) and Schwab.  Summit’s Board of Directors has determined that each member of the Audit Committee is "independent" under the rules of the New York Stock Exchange and that each of Messrs. Allwin, Fishkind, Hance and Schwab qualifies as an "audit committee financial expert" and is "independent" under the Securities Exchange Act of 1934, as amended.

Code of Ethics

Summit has adopted a Code of Business Conduct and Ethics, which constitutes a "code of ethics" as defined by the SEC and applies to Summit’s executive officers as well as to all other employees of Summit, including employees of the Operating Partnership.  A copy of the Code of Business Conduct and Ethics is available in the "Investor Relations" section of Summit’s website at www.summitproperties.com .  To the extent required by the rules of the SEC and the New York Stock Exchange, Summit will disclose amendments and waivers of the Code of Business Conduct and Ethics in the same place on Summit’s website.

Item 11. Executive Compensation

The Operating Partnership is managed by Summit, in its capacity as the general partner of the Operating Partnership. Consequently, the Operating Partnership has no directors or executive officers. This Item 11 reflects information with respect to the directors and executive officers of Summit.

Director Compensation

During 2003, directors of Summit who were also employees did not receive any fees for their services as directors. Non-employee directors of Summit (the "Independent Directors") received an annual director’s fee of $22,000 in 2003. Each Independent Director also received $1,000 for each regular meeting of the Board of Directors attended, $1,000 for each special meeting of the Board of Directors attended, $250 for each committee meeting attended if held concurrently with a regular or special meeting of the Board of Directors and $500 for each committee meeting attended if not held concurrently with a regular or special meeting of the Board of Directors. Pursuant to the 1994 Stock Plan, on May 21, 2003, each Independent Director, received a non-qualified stock option, exercisable upon grant, to purchase 5,000 shares of Summit’s Common Stock at a price equal to the market price of the Common Stock on the date of grant. Messrs. McGuire and Paulsen also received similar stock option grants for their services as directors. See "— Employment and Noncompetition Agreements" and "Certain Relationships and Related Transactions — Certain Business Relationships and Transactions with Management" for additional information.

Executive Compensation

Summary Compensation Table. The following table sets forth the cash and non-cash compensation awarded to the Chief Executive Officer and each of the other executive officers of Summit during the fiscal year ended December 31, 2003 (collectively, the "Executive Officers").

Summary Compensation Table

					Long-Term Compensation
					Awards		Payouts

							Long-Term
					Restricted	Securities	Incentive
		Annual Compensation			Stock	Underlying	Plan		All Other
		Salary	Bonus		Awards	Options	("LTIP")		Compensation
Name and Principal Position	Year	($)(1)	($)		($)(2)	(#)	Payouts ($)(3)		($)(4)(5)

Steven R. LeBlanc	2003	440,000	515,000	(6)	-	-	-		5,196
President and	2002	440,000	-		-	240,000	-		5,196
Chief Executive Officer	2001	425,000	-		-	24,000	661,430	(7)	4,204

Michael L. Schwarz	2003	330,000	261,000		-	-	-		5,163
Executive Vice President	2002	330,000	-		-	120,000	-		5,147
and Chief Operating Officer	2001	320,000	64,000		-	19,000	390,595	(8)	4,420

Gregg D. Adzema	2003	250,000	245,000		-	-	-		5,196
Executive Vice President	2002	200,000	-		-	80,000	-		5,196
and Chief Financial Officer	2001	175,000	30,420		-	50,000	39,775	(9)	4,416

Keith L. Downey(10)	2003	215,000	159,600		-	-	-		3,482
Executive Vice President of	2002	215,000	-		-	80,000	-		4,673
Construction and President of
Summit Apartment Builders, Inc.

Randall M. Ell	2003	215,000	119,600		-	-	-		5,196
Executive Vice President of	2002	215,000	-		-	80,000	-		5,196
Property Operations and President	2001	215,000	33,110		-	13,000	58,487	(11)	4,416
of Summit Management Company

(1)	Includes amounts deferred under Summit’s 401(k) plan. Under the plan, employees generally are permitted to invest up to 17% of their salary on a pre-tax basis, subject to a statutory maximum.
(2)
As of December 31, 2003, (a) Mr. Downey held a total of 4,000 unvested shares of restricted stock valued at $96,080, and (b) Mr. Adzema held a total of 1,600 unvested shares of restricted stock valued at $38,432. The values as of December 31, 2003 set forth in this footnote 2 and the other footnotes in this Summary Compensation Table are based on a closing price of $24.02 per share of Summit’s Common Stock on such date.

(3)
Pursuant to performance stock award agreements dated January 2, 1998 (except with respect to Mr. LeBlanc, whose performance stock award agreement was dated July 2, 1998) issued under the 1994 Stock Plan (the "1998 Performance Stock Agreements"), each Executive Officer had the opportunity to earn up to 225% of a target number of performance shares of Common Stock based upon Summit’s average annual total return (share appreciation and distributions) from the date of the applicable 1998 Performance Stock Agreement to January 2, 2001. The amounts listed in the table above reflect the value of the actual number of performance shares received by each Executive Officer based on the closing price of $25.5625 per share of Summit’s Common Stock on January 2, 2001, the date of payout.

(4)	Amounts represent matching contributions made by Summit to the Executive Officer’s account under Summit’s 401(k) plan.

42

(5)
Pursuant to stock award agreements dated February 6, 2002 issued under the 1994 Stock Plan (the "2002 Stock Award Agreements"), each Executive Officer was awarded the opportunity to earn shares of Common Stock. The number of shares of Common Stock that an Executive Officer will be entitled to receive under the applicable 2002 Stock Award Agreement is based on the following schedule of dates and percentages: 15% on March 1, 2003; an additional 20% on each of March 1, 2004, 2005 and 2006; and the final 25% on March 1, 2007. The Executive Officer will receive the applicable number of shares on each date if he continues to be employed by Summit on such date. If the Executive Officer’s employment terminates for any reason other than death or disability, his right to receive the remaining unacquired shares will terminate. Upon the death or disability of the Executive Officer, or upon a "change of control" of Summit, the Executive Officer or his estate, as the case may be, will be entitled to immediately receive the remaining unacquired shares regardless of the schedule set forth above. Prior to the issuance of the shares to the Executive Officer on the relevant dates, the Executive Officer has no rights as a stockholder of Summit with respect to the shares, including the right to vote the shares and the right to receive dividends, and none of the unacquired shares are deemed outstanding. As of December 31, 2003, an aggregate of 19,575 shares had been issued to the Executive Officers pursuant to the 2002 Stock Award Agreements. Each Executive Officer was awarded the right to receive up to the aggregate number of shares of Common Stock listed below:

Executive Officer	Number of Shares

Steven R. LeBlanc	55,000
Michael L. Schwarz	27,500
Gregg D. Adzema	16,000
Keith L. Downey	16,000
Randall M. Ell	16,000

(6)
Pursuant to company policy, that portion of  Mr. LeBlanc's bonus that exceeded the amount of his annual base salary was, on an after-tax basis, applied in payment of the outstanding balance of loans made by Summit to Mr. LeBlanc pursuant to the loan program more fully described under "Certain Relationships and Related Transactions – Loans to Officers and Employees."

(7)
Mr. LeBlanc received 25,875 shares of Common Stock on January 2, 2001 under his 1998 Performance Stock Agreement. All of these shares vested prior to December 31, 2003. Dividends were paid on all such shares.

(8)
Mr. Schwarz received 15,280 shares of Common Stock on January 2, 2001 under his 1998 Performance Stock Agreement. All of these shares vested prior to December 31, 2003. Dividends were paid on all such shares.

(9)
Mr.. Adzema received 1,556 shares of Common Stock on January 2, 2001 under his 1998 Performance Stock Agreement. All of these shares vested prior to December 31, 2003. Dividends were paid on all such shares.

(10)	Mr. Downey was promoted to an executive officer position with Summit on February 6, 2002.
(11)
Mr. Ell received 2,288 shares of Common Stock on January 2, 2001 under his 1998 Performance Stock Agreement. All of these shares vested prior to December 31, 2003. Dividends were paid on all such shares.

Option Grants Table. No options to purchase shares of Common Stock were granted to Summit’s Executive Officers during the fiscal year ended December 31, 2003.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. The following table sets forth the aggregate number of options to purchase shares of Common Stock exercised in 2003 and the value of options to purchase shares of Common Stock held on December 31, 2003 by Summit’s Executive Officers.

Aggregated Option Exercises in Fiscal Year 2003 and
Fiscal Year-End 2003 Option Values

Value of
			Number of Securities	Unexercised
			Underlying Unexercised	In-the-Money
			Options at Fiscal	Options at Fiscal
			Year-End (#)	Year-End ($)(1)
	Shares Acquired	Value	Exercisable/	Exercisable/
Name	On Exercise (#)	Realized ($)	Unexercisable	Unexercisable

Steven R. LeBlanc	-	-	375,400/213,600	1,935,470/412,800
Michael L. Schwarz	30,000	201,225	119,400/109,600	640,035/206,040
Gregg D. Adzema	-	-	44,400/88,000	42,288/137,360
Keith L. Downey	-	-	54,800/57,200	196,940/105,040
Randall M. Ell	8,000	60,160	96,600/92,400	227,376/188,144

(1) Based on a closing price of $ 24.02 per share of Summit’s Common Stock on December 31, 2003.

Employment and Noncompetition Agreements

Summit has entered into employment agreements with the Executive Officers (collectively, the "Employment Agreements"). The Employment Agreement with Mr. LeBlanc has a term through July 1, 2004, with such Employment Agreement automatically extending thereafter for consecutive one-year terms unless otherwise terminated pursuant to the provisions thereof. The Employment Agreement with Mr. Schwarz had an original term through February 16, 1996 and, thereafter, automatically continues until otherwise terminated pursuant to the provisions thereof. The respective Employment Agreements with Messrs. Adzema, Downey and Ell continue until either party gives advance notice to the other terminating the employment relationship, which notice may be given without cause and for any or no reason.

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

The Employment Agreement with Mr. LeBlanc also provides for certain severance benefits. If Mr. LeBlanc’s employment is terminated either by Summit without "cause" or by Mr. LeBlanc for "cause" (each as defined in his Employment Agreement) during the original term or any extended term of his Employment Agreement, Mr. LeBlanc will be entitled to receive his base salary, as in effect on the date of termination, for the period ending on the later of July 1, 2004 or the first anniversary of the date of termination. Under such circumstances, Mr. LeBlanc also will be entitled to receive an amount equal to the bonus paid to him in the calendar year immediately preceding such termination of his employment with Summit. Upon the termination of Mr. LeBlanc’s employment by reason of death or disability, his estate or he, as the case may be, will be entitled to receive payments equal to (i) his base salary, as in effect on the date of termination, through the period ending on the later of July 1, 2004 or the first anniversary of the date of termination, plus (ii) an amount equal to the bonus paid to him in the calendar year immediately preceding such termination, except that in the case of termination by reason of disability, the amount of such payments shall be offset by the proceeds of any disability plan awards provided by the Company. The Employment Agreement with Mr. LeBlanc provides that if his employment is terminated by Summit for "cause" or if he voluntarily terminates his employment other than for "cause" (each as defined in his Employment Agreement), no severance amount will be payable.

The Employment Agreements with Messrs. Schwarz, Adzema, Downey and Ell do not provide for any severance amounts to be payable upon the termination of their employment with Summit. These Executive Officers and Mr. LeBlanc have severance agreements with Summit that entitle them to severance benefits in certain circumstances as described below.

Each of the Executive Officers also entered into a noncompetition agreement with Summit, or an employment agreement that includes substantially the same terms as these noncompetition agreements (collectively, the "Noncompetition Agreements"). Subject to certain limited exceptions, the Noncompetition Agreements prohibit all of the Executive Officers from engaging in any businesses prior to their termination of employment, other than those of Summit, without the prior written consent of the President of Summit. The Noncompetition Agreements also prohibit the Executive Officers for a two-year period following the termination of their employment with Summit, from hiring certain key employees of Summit or participating in any efforts to persuade such employees to leave Summit and, for a one-year period following the termination of their employment with Summit, from engaging in any manner, directly or indirectly, in any business which engages or attempts to engage in the acquisition, development, construction, operation, management or leasing of any of Summit’s then existing communities or development or acquisition opportunities. Under the Noncompetition Agreements, such Executive Officers are prohibited from disclosing trade secrets and, for prescribed periods, other confidential information of Summit.

Severance Agreements

Summit entered into severance agreements (collectively, the "Severance Agreements") with (i) Mr. LeBlanc on July 1, 1998, (ii) Mr. Schwarz on April 2, 1997, (iii) Mr. Ell on June 1, 2000 and (iv) each of Messrs.  Adzema and Downey on December 17, 2001. The Severance Agreements provide for the payment of severance benefits equal to three times such Executive Officer’s annual base salary and cash bonus in the event of the termination of such Executive Officer’s employment under certain circumstances following a "change in control" of Summit or a "combination transaction" involving a consolidation or merger. The benefits payable under the terms of the Severance Agreements are subject to reduction by the amount of any severance benefits payable under applicable Employment Agreements. In the event that any payment of severance benefits to an Executive Officer, pursuant to the terms of his Severance Agreement or otherwise (the "Severance Payments"), would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, or any interest or penalties with respect to such excise tax (collectively, the "Excise Tax"), the Severance Agreements provide for an additional payment such that the Executive Officer, after deduction of any Excise Tax on the Severance Payments and any federal, state and local income tax, employment tax and Excise Tax on such additional payment, will receive an amount equal to the Severance Payments.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Ms. Riches and Messrs. Allwin, Fishkind, Hance and Schwab. None of these individuals has served as an officer or employee of Summit or any of its subsidiaries. Mr. Hance is Vice Chairman and Chief Financial Officer of Bank of America, a lending institution that has provided financing and related services to Summit on customary terms and conditions. During 2002, Bank of America committed to invest in certain historic tax credit ventures with Summit in order to redevelop two communities. Bank of America satisfied this commitment by investing approximately $9.1 million in equity to fund a portion of the total cost of this redevelopment and will receive a preferred return on these capital investments and an annual asset management fee with respect to each community. In addition, Bank of America’s interests in the joint ventures are subject to put/call rights during the sixth and seventh years after the respective communities are placed in service. Bank of America is also the counter-party to a fixed-to-floating interest rate swap with a notional amount of $50 million entered into by the Company in 2002. Bank of America was a member of a group of banks that provided Summit’s $225 million unsecured credit facility. Bank of America’s commitment amount in connection with such credit facility was $40 million. In July 2003, this credit facility was terminated and replaced by a secured line of credit to which Bank of America is not a party.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of common units for (i) the directors and Executive Officers of Summit, (ii) the directors (including Independent Directors) and Executive Officers of Summit as a group, and (iii) each of our limited partners that we believe hold more than 5% beneficial interest in us. All such beneficial interest are owned directly, and the indicated person has sole voting and investment power. The information in the following table was provided by the unitholders listed and reflects their beneficial ownership known by us as of December 31, 2003. On that date, there were 34,739,025 common units outstanding.

	Number of	Percent of
	Common	All Shares
Name and Business Address	Units Beneficiallly	and Common
of Beneficial Owners (a)	Owned	Units

Directors and Executive Officers
William B. McGuire, Jr.	620,313	1.79%
William F. Paulsen	596,045	1.72%
Steven R. LeBlanc	-	-
Michael L. Schwarz	-	-
Keith L. Downey	1,723	(b)
Randall M. Ell	-	-
Gregg D. Adzema	-	-
James M. Allwin	-	-
Henry H. Fishkind	-	-
Hames H. Hance, Jr.	-	-
Wendy P. Riches	-	-
Nelson Schwab III	-	-
All Directors and Executive Officers
as a Group (12 persons)	1,218,081	3.51%
5% Holders
Summit Properties Inc.	31,335,140	90.20%

(a)	Unless otherwise indicated, the address is: c/o Summit Properties Inc., 309 East Morehead Street, Suite 200, Charlotte, North Carolina 28202.
(b)	Less than one percent.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under Summit’s equity compensation plans as of December 31, 2003:

	Equity Compensation Plan Information

	Number of securities		Number of securities
	to be issued	Weighted average	remaining available
	upon exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights (1)	warrants and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved
by security holders (2)	1,982,111 (3)	$20.55 (4)	275,592

Equity compensation plans not approved
by security holders (5)	-	-	74,270

Total	1,982,111	$ 20.55	349,862

(1)	Does not include any restricted stock as such shares are already reflected in Summit’s outstanding shares of common stock.
(2)	Consists of Summit’s 1994 Stock Option and Incentive Plan.
(3)
Includes (a) 1,778,800 shares subject to stock options outstanding as of December 31, 2003, (b) 175,329 shares that may be issued pursuant to stock award agreements dated February 6, 2002. Under the stock award agreements, certain employees were awarded the opportunity to earn shares of Summit’s common stock. The number of shares of common stock to be received by each respective employee is based on the following schedule of dates and percentages: 15% vested on March 1, 2003; an additional 20% will vest on each of March 1, 2004, 2005 and 2006; and the final 25% will vest on March 1, 2007. The respective employee will receive the applicable number of shares on each date if he or she continues to be employed by Summit on such date. If an employee is terminated for any reason other than death or disability, his or her right to receive the remaining shares will terminate. Upon the death or disability of the employee, or upon a "change of control," such employee or his or her estate, as the case may be, will be entitled to immediately receive the remaining unvested shares regardless of the schedule set forth above. The number of shares represents 100% of the shares of Summit’s common stock that could be potentially issued under the stock award agreements, and (c) 27,982 shares that were issued on January 1, 2004 pursuant to performance stock award agreements dated February 23, 2001. Under the performance stock award agreements, certain employees had the opportunity to earn up to 150% of a target number of performance shares based upon the average annual total return (share appreciation and distributions) of Summit’s common stock from January 1, 2001 to December 31, 2003 as compared to the average annual total returns of Summit’s peers included in the NAREIT All REIT Index for Apartments during the same period.

(4)
Represents the weighted average exercise price of the outstanding stock options and the performance stock award agreements. Does not include information about shares which may be issued under the stock award agreements because such shares do not have an exercise price.

(5)
Consists of our non-qualified employee stock purchase plan ("ESPP") which was adopted by Summit’s Board of Directors on September 18, 1995 but has not been approved by Summit’s stockholders. Transactions under such plan were suspended effective July 2, 2002. A description of the ESPP appears in Note 11, "Employee Benefit Plans," of our consolidated financial statements included in this report.

Item 13. Certain Relationships and Related Transactions

Certain Business Relationships and Transactions with Management

Relationships with Bank of America. A s discussed above, Mr. Hance is Vice Chairman and Chief Financial Officer of Bank of America, a lending institution that has provided financing and related services to Summit on customary terms and conditions. The Compensation Committee currently consists of Ms. Riches and Messrs. Allwin, Fishkind, Hance and Schwab. None of these individuals has served as an officer or employee of Summit or any of its subsidiaries. Mr. Hance is Vice Chairman and Chief Financial Officer of Bank of America, a lending institution that has provided financing and related services to Summit on customary terms and conditions. During 2002, Bank of America committed to invest in certain historic tax credit ventures with Summit in order to redevelop two communities. Bank of America satisfied this commitment by investing approximately $9.1 million in equity to fund a portion of the total cost of this redevelopment and will receive a preferred return on these capital investments and an annual asset management fee with respect to each community. In addition, Bank of America’s interests in the joint ventures are subject to put/call rights during the sixth and seventh years after the respective communities are placed in service. Bank of America is also the counter-party to a fixed-to-floating interest rate swap with a notional amount of $50 million entered into by Summit in 2002. Bank of America was a member of a group of banks that provided Summit’s $225 million unsecured credit facility. Bank of America’s commitment amount in connection with such credit facility was $40 million. In July 2003, this credit facility was terminated and replaced by a secured line of credit to which Bank of America is not a party.

Property Management Fees. Summit Management Company, a subsidiary of Summit through which Summit performs all of its management and leasing activities (the "Management Company"), provides onsite and asset management services to apartment communities held by partnerships in which affiliates of Messrs. McGuire and Paulsen are general partners. During 2003, the Management Company received management fees of approximately $275,000 in the aggregate for the performance of such services. The fees charged by the Management Company to these partnerships were no less than the fees charged to other third-party recipients of such services.

Employment Arrangements with Messrs. McGuire and Paulsen. Summit entered into an amended and restated employment agreement with Mr. McGuire on August 24, 2001 and with Mr. Paulsen on April 3, 2001, each of which expires on December 31, 2011. Each of the employment agreements provides that the annual base salary of Messrs. McGuire and Paulsen, effective as of January 1, 2002 and for the balance of the term of such agreement, will be $200,000 per year unless Mr. McGuire or Mr. Paulsen, respectively, ceases to be an employee member of the Board of Directors of Summit, in which case such annual base salary shall be reduced to $175,000. Messrs. McGuire and Paulsen also are entitled to participate in Summit’s employee stock option plans and employee benefit plans. The agreements further provide that Messrs. McGuire and Paulsen receive health benefits at a cost comparable to that paid b similarly situated employees of Summit, secretarial and computer-related services, and office facilities for the term of the agreements and for the remainder of the respective life of each of Messrs. McGuire and Paulsen thereafter. During 2003, each of Messrs. McGuire and Paulsen were paid a base salary of $200,000. Summit granted each of Messrs. McGuire and Paulsen options to purchase 5,000 shares of Common Stock, at an exercise price of $20.30, which options vested on May 21, 2003, the date of grant, and expire on May 21, 2013.

The employment agreements with Messrs. McGuire and Paulsen also provide for certain severance benefits. If the employment of Mr. McGuire or Mr. Paulsen, respectively, is terminated by Summit or such employee for any or no reason prior to the expiration of the term of his agreement, Mr. McGuire or Mr. Paulsen will be entitled to receive his base salary for the remainder of the term of the agreement. In addition, all stock options and restricted stock held by Mr. McGuire or Mr. Paulsen, as the case may be, shall become fully vested upon such termination and, subject to the terms of the 1994 Stock Plan, all such stock options shall remain outstanding for the remainder of their original terms. Under such circumstances, any loan from Summit to Mr. McGuire or Mr. Paulsen, as the case may be, pursuant to Summit’s Employee Loan Program shall continue in place for the remainder of its term.

In addition, each of Messrs. McGuire and Paulsen has entered into a noncompetition agreement with Summit. Each noncompetition agreement contains substantially the same terms as the noncompetition agreements of the Executive Officers described above under the heading "Compensation of Directors and Executive Officers—Employment and Noncompetition Agreements," except that each of Messrs. McGuire and Paulsen is required to devote only a portion of his respective business time to Summit.

Loans to Officers and Employees

The Board of Directors of Summit, including the Compensation Committee thereof, believes that ownership of Summit’s Common Stock by executive officers and certain other qualified employees of Summit and its subsidiaries aligns the interests of such officers and employees with the interests of the stockholders of Summit. To further such goal of aligning the interests of such officers and employees with the interests of the stockholders of Summit, the Board of Directors on September 8, 1997 approved and Summit instituted a loan program. The Board of Directors has amended the terms of the loan program from time to time since its inception. Pursuant to the loan program, Summit has loaned amounts to or on behalf of certain of Summit’s executive officers and key employees (hereinafter, a "Loan") for one or more of the following purposes: (i) to finance the purchase of Common Stock on the open market at then-current market prices; (ii) to finance an employee’s payment of the exercise price of one or more stock options to purchase shares of Common Stock granted to such employee under the 1994 Stock Plan; or (iii) to finance the annual tax liability or other expenses of an executive officer related to the vesting of shares of Common Stock which constitute a portion of a restricted stock award granted to such executive officer under the 1994 Stock Plan. As a result of the Sarbanes-Oxley Act of 2002, Summit is no longer permitted to make loans to its executive officers and, therefore, new issuances to executive officers under the loan program have been terminated. Loans in existence on July 30, 2002 are grandfathered so long as there is no material modification to any term of those Loans, including any renewal.

Pursuant to the loan program, at no time could the maximum aggregate outstanding balance of Loans to an executive officer exceed $500,000 (unless such limit was otherwise waived by the Board of Directors or the Compensation Committee thereof), and at no time could the maximum aggregate outstanding balance of Loans to a qualified employee exceed $200,000 (unless similarly waived). The Board of Directors has chosen to increase such limit for certain individuals. Prior to the termination of the program for executive officers, the limits were $500,000 for Mr. McGuire, $1,000,000 for Mr. Paulsen, $5,650,000 for Mr. LeBlanc, $3,050,000 for Mr. Schwarz, $1,650,000 for Messrs. Downey and Ell, and $1,150,000 for Mr. Adzema. Prior to such termination, Loans had been extended to Messrs. McGuire and Paulsen and each of Summit’s executive officers for the purpose of financing the purchase of Common Stock or the payment of the annual tax liability related to the vesting of shares of Common Stock which constitute a portion of a restricted stock award.

Pursuant to the loan program, the relevant executive officer or employee has executed a Promissory Note and Security Agreement (a "Note") related to each Loan made by Summit. Each Note bears interest at a rate established on the date of the Note. In all cases, the interest rate is fixed and the Note becomes due and payable in full no later than the tenth anniversary of the Note (the "Maturity Date"). The shares of Common Stock, which are the subject of a Loan, serve as collateral (the "Collateral Stock") for the Note and will not be released to the relevant executive officer or employee until such time as the Note has been paid in full. In the past, shares of the Collateral Stock were released, from time to time, by Summit to the relevant executive officer or employee to the extent that the fair market value of the remaining shares exceeded the outstanding principal balance of the Loan by a certain percentage determined by the Board of Directors.

Until the Maturity Date, the executive officer or employee to whom a Loan has been extended will only be required to repay such Loan through the application to the outstanding Loan balance of all dividends and distributions related to the Collateral Stock, first to interest, and the remainder, if any, to outstanding principal. All of the outstanding Loans made by Summit are full recourse against the applicable executive officer or employee. If the market price of Summit’s Common Stock falls materially below the price at which the shares of stock were purchased, the proceeds of the sale may not be sufficient to repay the Loan. However, since the Loans are full recourse, Summit has the right to collect any additional amount owed directly from the executive officer or employee to the extent such executive officer or employee is able to pay such amount.

Generally, the outstanding principal balance of a Loan becomes due and payable, among other circumstances, within 120 days after termination of the employment with Summit of the executive officer or employee to whom such Loan has been extended. However, as discussed above, the employment agreements with Messrs. McGuire and Paulsen provide that any Loan from Summit to Mr. McGuire or Mr. Paulsen, as the case may be, shall continue in place for the remainder of its term in the event of any such termination. In addition, Loans from Summit to each of Mr. LeBlanc and Mr. Schwarz in the aggregate original principal amounts of $1,961,065 and $927,310, respectively, shall continue in place for their terms if such executive officer’s employment is terminated by Summit without "cause" or following a "change in control" of Summit. As of December 31, 2003, the aggregate outstanding principal balance of such Loans was $1,684,672 for Mr. LeBlanc, with respect to which 68,663 shares of Common Stock serve as collateral, and $816,918 for Mr. Schwarz, with respect to which 32,914 shares of Common Stock serve as collateral.

From the inception of the loan program through December 31, 2002, Summit extended Loans totaling approximately $25,319,933 to its executive officers and employees, including Loans with the aggregate original principal amounts of $499,814 to Mr. McGuire, $999,995 to Mr. Paulsen, $5,611,000 to Mr. LeBlanc, $2,976,840 to Mr. Schwarz, $1,664,849 to Mr. Downey, $1,664,586 to Mr. Ell, and $1,166,999 to Mr. Adzema. At no time did the aggregate outstanding balances of these Loans exceed the individual loan maximums set forth above.

  Loans to Messrs. McGuire and Paulsen in the original principal amounts of $499,814 and $999,995, respectively, bear interest at 6.21%per year made in January 2000). As of December 31, 2003, the principal amount outstanding was $ 441,338 and $883,003 with respect to which 26,280 and 52,579 shares of Common Stock serve as collateral, respectively.

  Loans to Mr. LeBlanc in the original principal amount of (i) $960,578 bear interest at 5.57% per year (made in August 1998), (ii) $1,000,487 bear interest at 4.71% per year (made in February 1999), (iii) $999,995 bear interest at 6.21% per year (made in January 2000), and (iv) $2,649,940 bear interest at 4.65% per year (made in April 2002). As of December 31, 2003, the aggregate principal amount outstanding was $5,180,855 with respect to which 235,404 shares of Common Stock serve as collateral.
  Loans to Mr. Schwarz in the original principal amount of (i) $404,044 bear interest at 6.13% per year (made in January 1998), (ii) $55,838 bear interest at 5.68% per year (made in July 1998), (iii) $17,425 bear interest at 5.56% per year (made in August 1998), (iv) $450,004 bear interest at 4.71% per year (made in February 1999), (v) $499,969 bear interest at 6.21% per year (made in January 2000), (vi) $57,750 bear interest at 6.40% per year (made in May 2000), (vii) $99,973 bear interest at 6.33% per year (made in August 2000), (viii) $91,843 bear interest at 6.01% per year (made in November 2000), and (ix) $1,299,994 bear interest at 4.65% per year (made in April 2002). As of December 31, 2003, the aggregate principal amount outstanding was $2,782,568 with respect to which 125,905 shares of Common Stock serve as collateral.
  Loans to Mr. Adzema in the original principal amount of (i) $85,000 bear interest at 5.68% (made in July 1998), (ii) $21,000 bear interest at 5.27% (made in July 1999), (iii) $250,004 bear interest at 6.21% (made in January 2000), (iv) $111,000 bear interest at 5.07% (made in February 2001), and (v) $699,995 bear interest at 4.65% per year (made in April 2002). As of December 31, 2003, the aggregate principal amount outstanding was $1,100,492 with respect to which 51,323 shares of Common Stock serve as collateral.
  Loans to Mr. Downey in the original principal amount of (i) $90,000 bear interest at 4.64% (made in January 1999), (ii) $15,000 bear interest at 5.27% (made in July 1999), (iii) $750,011 bear interest at 6.21% (made in January 2000), (iv) $109,843 bear interest at 6.01% (made in November 2000), and (v) $699,995 bear interest at 4.65% (made in April 2002). As of December 31, 2003, the aggregate principal amount outstanding was $ 1,538,539 with respect to which 77,537 shares of Common Stock serve as collateral.
  Loans to Mr. Ell in the original principal amount of (i) $50,000 bear interest at 5.98% per year (made in April 1998), (ii) $50,000 bear interest at 4.64% per year (made in January 1999), (iii) $8,000 bear interest at 6.30% per year (made in January 2000), (iv) $125,354 bear interest at 6.21% per year (made in January 2000), (v) $125,045 bear interest at 6.40% per year (made in May 2000), (vi) $499,160 bear interest at 6.01% per year (made in November 2000), (vii) $107,032 bear interest at 5.07% per year (made in February 2001), and (viii) $699,995 bear interest at 4.65% (made in April 2002). As of December 31, 2003, the aggregate principal amount outstanding was $1,588,699 with respect to which 71,650 shares of Common Stock serve as collateral.

Item 14. Principal Accounting Fees and Services

Independent Public Accountants

Summit’s Audit Committee has selected the accounting firm of Deloitte & Touche LLP as its principal independent accountant for fiscal year 2004.  Deloitte & Touche LLP has served as Summit's and its predecessors’ independent accountant since August 15, 1993.

Audit Fees . The aggregate fees billed by Deloitte & Touche LLP for the audit of Summit’s annual financial statements for the fiscal years ended December 31, 2003 and 2002 and for the review of the financial statements in Summit’s Quarterly Reports on Form 10-Q during those fiscal years were approximately $380,000 and $371,000, respectively.

Audit-Related Fees . The aggregate fees billed by Deloitte & Touche LLP for audit-related services were approximately $99,000 for fiscal year 2003 and $83,000 for fiscal year 2002. Audit-related services generally included fees for accounting consultations, employee benefit plan audits and agreed-upon procedures for fiscal years 2003 and 2002, and Sarbanes-Oxley Section 404 consultations for fiscal year 2003 .

Tax Fees . The aggregate fees billed by Deloitte & Touche LLP for tax services were approximately $667,000 for fiscal year 2003 and $596,000 for fiscal year 2002. These fees related to tax compliance, tax advice (consisting primarily of REIT qualification monitoring and advice with respect to property acquisitions and dispositions and financing transactions) and property tax services.

All Other Fees.  There were no other fees billed or any other professional services rendered by Deloitte & Touche LLP during the fiscal years 2003 and 2002.

All of the services described in the preceding paragraphs were approved by the Audit Committee.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accountant . The Audit Committee pre-approves all audit and permissible non-audit services provided to Summit by the independent public accountant except that the pre-approval requirement is waived with respect to the provision of certain non-audit services if the "de minimis" provisions of the Exchange Act are satisfied. These services may include audit services, audit-related services, tax services and other services.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    Financial Statements and Financial Statement Schedule

The consolidated financial statements are listed in the Index to Financial Statements on page 62 of this Report.

(b)    Reports on Form 8-K

On December 29, 2003, we filed a Current Report on Form 8-K in connection with the sale of 2.0 million shares of Summit’s common stock.

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

3.2
Assignment and Assumption agreement, dated as of March 27, 2002, by and between the Operating Partnership and Summit (Incorporated by reference to Exhibit 3.2 to the Operating Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 000-22411).

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

52

4.2.2
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

10.6
Indemnification Agreements, dated as of various dates, by and among Summit, the Operating Partnership, and each director and each of the following executive officers of Summit: Steven R. LeBlanc, Michael L. Schwarz, Randall M. Ell, Gregg D. Adzema and Keith L. Downey (Incorporated by reference to Exhibit 10.3 to Summit's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, File No. 001-12792).

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

54

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

10.7.7
Employment Agreement, dated February 24, 1994, by and among Keith L. Downey, Summit and Summit Management Company (Incorporated by reference to Exhibit 10.1 to Summit's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 001-12792).

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

55

10.9.4
Amended Executive Severance Agreement between Summit and Gregg D. Adzema (Incorporated by reference to Exhibit 10.9.4 to Summit's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-12792).

10.9.5
Executive Severance Agreement, dated December 17, 2001, by and between Summit and Keith L. Downey (Incorporated by reference to Exhibit 10.2 to Summit's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 001-12792).

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

10.10.9
Promissory Note and Security Agreement, dated January 30, 1998, evidencing a loan of $361,785 to Michael L. Schwarz for the purpose of purchasing shares of common stock of Summit (Incorporated by reference to Exhibit 10.3 to Summit's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 File No. 001-12792).

56

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

10.10.19
Promissory Note and Security Agreement, dated April 30, 2002, evidencing a loan of $699,995 to Randall M. Ell for the purpose of purchasing shares of common stock of Summit (Incorporated by reference to Exhibit 10.5 to Summit's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).

57

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

10.10.22
Promissory Notes and Security Agreements, dated various dates from January 4, 1999 to November 7, 2000, evidencing loans in the aggregate amount of $964,854 to Keith L. Downey (Incorporated by reference to Exhibit 10.3 to Summit's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 001-12792).

10.10.23
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

10.10.25
Second Amendment to Promissory Note and Security Agreement, dated May 16, 2002, by and between Summit and Steven R. LeBlanc related to the Promissory Note and Security Agreement dated August 5, 1998 (Incorporated by reference to Exhibit 10.13 to Summit's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).

10.10.26
Second Amendment to Promissory Note and Security Agreement, dated May 16, 2002, by and between Summit and Steven R. LeBlanc related to the Promissory Note and Security Agreement dated February 2, 1999 (Incorporated by reference to Exhibit 10.14 to Summit's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).

10.10.27
Second Amendment to Promissory Note and Security Agreement, dated May 16, 2002, by and between Summit and Michael L. Schwarz related to the Promissory Note and Security Agreement dated August 6, 1998 (Incorporated by reference to Exhibit 10.8 to Summit's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).

10.10.28
Second Amendment to Promissory Note and Security Agreement, dated May 16, 2002, by and between Summit and Michael L. Schwarz related to the Promissory Note and Security Agreement dated February 2, 1999 (Incorporated by reference to Exhibit 10.9 to Summit's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).

58

10.10.29
Second Amendment to Promissory Note and Security Agreement, dated May 16, 2002, by and between Summit and Michael L. Schwarz related to the Promissory Note and Security Agreement dated January 28, 1998 (Incorporated by reference to Exhibit 10.10 to Summit's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).

10.10.30
Second Amendment to Promissory Note and Security Agreement, dated May 16, 2002, by and between Summit and Michael L. Schwarz related to the Promissory Note and Security Agreement dated January 30, 1998 (Incorporated by reference to Exhibit 10.11 to Summit's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).

10.10.31
Second Amendment to Promissory Note and Security Agreement, dated May 16, 2002, by and between Summit and Michael L. Schwarz related to the Promissory Note and Security Agreement dated July 29, 1998 (Incorporated by reference to Exhibit 10.12 to Summit's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).

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

59

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

10.12.1
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

12.1	Statement Regarding Calculation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2002, 2001, 2000, 1999 and 1998 (filed herewith).

21.1	Subsidiaries of the Operating Partnership (filed herewith).

23.1	Consent of Deloitte & Touche LLP (filed herewith).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification by Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT PROPERTIES PARTNERSHIP, L.P.
By: Summit Properties Inc., its general partner

March 12, 2004    /S/ STEVEN R. LeBLANC
Steven R. LeBlanc
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person has signed this report as an officer or director of Summit Properties Inc., in its capacity as general partner of Summit Properties Partnership, L.P.

Signatures	Title	Date

/s/ WILLIAM B. M C GUIRE, JR.	Co-Chairman of the Board of Directors	March 12, 2004

William B. McGuire, Jr.

/s/ WILLIAM F. PAULSEN	Co-Chairman of the Board of Directors	March 12, 2004

William F. Paulsen

/s/ STEVEN R. LEBLANC	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004

Steven R. LeBlanc

/s/ GREGG D. ADZEMA	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2004

Gregg D. Adzema

/s/ HENRY H. FISHKIND	Director	March 12, 2004

Henry H. Fishkind

/s/ JAMES H. HANCE, JR.	Director	March 12, 2004

James H. Hance, Jr.

/s/ NELSON SCHWAB, III	Director	March 12, 2004

Nelson Schwab, III

/s/ JAMES M. ALLWIN	Director	March 12, 2004

James M. Allwin

/s/ WENDY P. RICHES	Director	March 12, 2004

Wendy P. Riches

INDEX TO FINANCIAL STATEMENTS

The following financial statements required to be included in Item 15(a)(1) are listed below:

SUMMIT PROPERTIES PARTNERSHIP, L.P.

Page

Independent Auditors’ Report	63
Consolidated Balance Sheets as of December 31, 2003 and 2002	64
Consolidated Statements of Earnings for the Years Ended December 31, 2003, 2002 and 2001	65
Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2003, 2002 and 2001	67
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	68
Notes to Consolidated Financial Statements	70
The following financial statement schedule of supplementary data of Summit Properties Partnership, L.P. required to be included in Item 15(a)(2) is listed below:

Schedule III — Real Estate and Accumulated Depreciation	91

All other schedules are omitted because they are not applicable or not required.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Unitholders of
Summit Properties Partnership, L.P.

We have audited the accompanying consolidated balance sheets of Summit Properties Partnership, L.P. (the "Operating Partnership") as of December 31, 2003 and 2002, and the related consolidated statements of earnings, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audit for the year ended December 31, 2003 also included the financial statement schedule listed in the Index to Financial Statements at Item 15. These financial statements and financial statement schedule are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Operating Partnership adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets , on January 1, 2002, the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation , on January 1, 2003, and Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as amended by Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) on July 1, 2003.

/S/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
March 4, 2004

SUMMIT PROPERTIES PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,

	2003	2002

ASSETS
Real estate assets:
Land and land improvements	$214,361	$162,641
Buildings and improvements	987,113	817,061
Furniture, fixtures and equipment	81,883	70,638

Total operating real estate assets	1,283,357	1,050,340
Less: accumulated depreciation	(174,500)	(138,557)

Net operating real estate assets	1,108,857	911,783
Net real estate assets - assets held for sale	-	195,230
Construction in progress	210,313	139,263

Net real estate assets	1,319,170	1,246,276
Cash and cash equivalents	2,687	2,584
Restricted cash	1,408	62,933
Investments in real estate joint ventures	3,096	8,194
Deferred financing costs, net of accumulated amortization
of $7,108 in 2003 and $7,173 in 2002	7,694	6,008
Other assets	17,827	23,545
Other assets - assets held for sale	-	717

Total assets	$1,351,882	$1,350,257

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Notes payable	$726,152	$624,474
Accrued interest payable	4,558	4,936
Accounts payable and accrued expenses	39,935	45,485
Dividends and distributions payable	11,724	10,456
Security deposits and prepaid rents	3,191	2,040
Notes payable and other liabilities - assets held for sale	-	78,455

Total liabilities	785,560	765,846

Partners’ common and preferred equity:
Series B preferred units – zero and 3,400,000 issued
and outstanding	-	82,713
Series C preferred units – 2,200,000 issued and outstanding	53,547	53,547

Partnership common units issued and outstanding: 34,739,025 and 30,980,526
General partner – issued and outstanding, 347,390 and 309,805	5,857	5,213
Limited partners – issued and outstanding, 34,391,635 and 30,670,721	506,918	442,938

Total partners' equity	566,322	584,411

Total liabilities and partners' equity	$1,351,882	$1,350,257

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)

	Year Ended December 31,

	2003	2002	2001

Revenues:
Rental	$ 130,658	$ 120,199	$ 131,220
Other property income	9,636	8,701	9,936
Interest	1,852	2,274	2,046
Management fees - third party communities	618	787	913
Other income	790	442	876
Gain (loss) and interest income on compensation plans	581	(101)	(359)

Total revenues	144,135	132,302	144,632

Expenses:
Property operating and maintenance (exclusive of items listed below)	30,026	26,762	27,792
Real estate taxes and insurance	18,277	14,680	13,615
Depreciation and amortization	36,645	30,553	28,971
Interest	27,540	27,993	32,877
Deferred financing cost amortization	2,264	1,326	1,414
General and administrative	6,941	5,937	6,940
Property management - owned communities	5,271	4,297	4,931
Property management - third party communities	641	525	603
Liability adjustment and expense on compensation plans	581	(101)	(359)

Total expenses	128,186	111,972	116,784

Income from continuing operations before loss on unconsolidated real estate joint ventures, gain on sale of real estate
assets, loss from early extinguishment of debt, impairment loss on technology investments, and excess of redemption amount over
carrying amount of preferred units	15,949	20,330	27,848
Loss on unconsolidated real estate joint ventures	(326)	(49)	(171)
Gain on sale of real estate assets	73	13,831	34,435
Gain on sale of real estate assets - joint ventures	-	4,955	271
Loss from early extinguishment of debt	-	(103)	-
Impairment loss on technology investments	-	-	(1,217)

Income from continuing operations	15,696	38,964	61,166

Discontinued operations:
Income from discontinued operations	4,421	12,268	16,150
Gain on disposition of discontinued operations	18,820	64,907	-
Impairment loss on disposition of discontinued operations	(759)	-	-
Loss from early extinguishment of debt associated with asset sales	(6,522)	(208)	-

Total discontinued operations	15,960	76,967	16,150

Net Income	31,656	115,931	77,316
Distributions to Series B preferred unitholders	(5,494)	(7,608)	(7,608)
Excess of redemption amount over carrying amount of preferred units	(2,963)	-	-
Distributions to Series C preferred unitholders	(4,812)	(4,812)	(4,812)

Income available to common unitholders	18,387	103,511	64,896
Income available to common unitholders allocated to general partner	(184)	(1,035)	(649)

Income available to common unitholders allocated to limited partners	$ 18,203	$ 102,476	$ 64,247

Per unit data - basic:
Income from continuing operations - basic	$ 0.51	$ 1.26	$ 1.99
Income from discontinued operations - basic	0.50	2.49	0.52

Net income	1.02	3.75	2.51
Distributions to Series B preferred unitholders	(0.18)	(0.25)	(0.25)
Excess of redemption amount over carrying amount of preferred units	(0.10)	-	-
Distributions to Series C preferred unitholders	(0.15)	(0.16)	(0.16)

Income available to common unitholders	$ 0.59	$ 3.35	$ 2.11

	Year Ended December 31 ,

	2003	2002	2001

Per unit data - diluted:
Income from continuing operations - diluted	$ 0.50	$ 1.25	$ 1.97
Income from discontinued operations - diluted	0.51	2.47	0.52

Net income	1.01	3.73	2.49
Distributions to Series B preferred unitholders	(0.18)	(0.24)	(0.24)
Excess of redemption amount over carrying amount of preferred units	(0.09)	-	-
Distributions to Series C preferred unitholders	(0.15)	(0.15)	(0.15)

Income available to common unitholders	$ 0.59	$ 3.33	$ 2.09

Distributions declared	$ 1.35	$ 1.76	$ 1.85

Weighted average units - basic	31,118,929	30,936,881	30,795,910

Weighted average units - diluted	31,268,003	31,107,404	31,106,137

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(Dollars in thousands)

	Series B	Series C
	Preferrred	Preferrred	General	Limited
	Units	Units	Partner	Partners	Total

Balance, December 31, 2000	$ 82,713	$ 53,547	$ 4,680	$ 390,188	$ 531,128
Distributions to common unitholders	-	-	(569)	(56,324)	(56,893)
Contributions from Summit Properties related to:
Proceeds from dividend and stock purchase plans	-	-	77	7,596	7,673
Exercise of stock options	-	-	10	1,004	1,014
Repurchase of common stock	-	-	(2)	(195)	(197)
Issuance of restricted stock grants	-	-	(3)	(262)	(265)
Amortization of restricted stock grants	-	-	8	740	748
Issuance of contingent stock grants	-	-	(5)	(458)	(463)
Amortization of contingent stock grants	-	-	6	624	630
Issuance of employee notes receivable	-	-	(39)	(3,901)	(3,940)
Repayments of employee notes receivable	-	-	32	3,149	3,181
Issuance of common units - purchase of communities	-	-	19	1,881	1,900
Redemption of common units - sale of communities	-	-	(176)	(17,389)	(17,565)
Distributions to preferred unitholders	-	-	(124)	(12,296)	(12,420)
Net income	-	-	773	76,543	77,316

Balance, December 31, 2001	82,713	53,547	4,687	390,900	531,847
Distributions to common unitholders	-	-	(546)	(54,050)	(54,596)
Contributions from Summit Properties related to:
Proceeds from dividend and stock purchase plans	-	-	91	9,048	9,139
Exercise of stock options	-	-	19	1,837	1,856
Repurchase of common stock	-	-	(27)	(2,639)	(2,666)
Netdown of restricted stock grants	-	-	(6)	(613)	(619)
Issuance of restricted stock grants			-	22	22
Amortization of restricted stock grants	-	-	10	968	978
Issuance of employee notes receivable	-	-	(78)	(7,735)	(7,813)
Repayments of employee notes receivable	-	-	28	2,727	2,755
Distributions to preferred unitholders	-	-	(124)	(12,296)	(12,420)
Net income	-	-	1,159	114,769	115,928

Balance, December 31, 2002	82,713	53,547	5,213	442,938	584,411
Distributions to common unitholders	-	-	(433)	(42,854)	(43,287)
Redemption of common units	-	-	(20)	(1,956)	(1,976)
Contributions from Summit Properties related to:
Issuance of common stock	-	-	1,022	101,161	102,183
Exercise of stock options	-	-	19	1,899	1,918
Repurchase of common stock	-	-	(152)	(15,041)	(15,193)
Netdown of restricted stock grants	-	-	(5)	(455)	(460)
Issuance of unrestricted stock grants	-	-	7	653	660
Amortization of restricted and unrestricted stock grants	-	-	1	131	132
Dividend reinvestment plan	-	-	-	99	99
Interest earned on employee notes receivable	-	-	(10)	(974)	(984)
Repayments of employee notes receivable	-	-	31	3,114	3,145
Redemption of Series B Preferred Units	(85,000)	-	-	-	(85,000)
Unamortized costs at redemption of Series B
Preferred units	2,287	-	-	-	2,287
Distributions to preferred unitholders	-	-	(133)	(13,136)	(13,269)
Net income	-	-	317	31,339	31,656

Balance, December 31, 2003	$ -	$ 53,547	$ 5,857	$ 506,918	$ 566,322

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income	$ 31,656	$ 115,931	$ 77,316
Adjustments to reconcile net income to net cash
provided by operating activities:
Excess of redemption amount over carrying amount of preferred units	2,287	-	-
Loss on unconsolidated real estate joint ventures	326	49	171
Gain on sale of real estate assets - continuing operations	(73)	(13,831)	(34,435)
Gain on sale of real estate assets - discontinued operations	(18,820)	(64,907)	-
Gain on sale of real estate assets - joint ventures	-	(4,955)	(271)
Impairment loss on discontinued operations	759	-	-
Impairment loss on technology investments	-	-	1,217
Loss on early extinguishment of debt	6,522	311	-
Depreciation and amortization	42,667	42,517	42,155
Amortization of deferred settlement on interest rate swap	(965)	(545)	-
Issuance of unrestricted stock grants	660	-	-
(Increase) decrease in restricted cash	1,290	(814)	(3,087)
Decrease (increase) in other assets	2,410	1,473	(996)
Decrease in accrued interest payable	(378)	(2,097)	(696)
(Decrease) increase in accounts payable and accrued expenses	(6,147)	1,019	(2,947)
Increase (decrease) in security deposits and prepaid rents	632	(830)	(535)

Net cash provided by operating activities	62,826	73,318	77,892

Cash flows from investing activities:
Construction of real estate assets and land acquisitions	(92,547)	(112,839)	(117,080)
Acquisition of real estate assets	(158,788)	(17,866)	-
Proceeds from sale of real estate assets	249,982	139,920	147,980
Proceeds from sale of real estate assets - joint ventures	-	11,202	-
Capitalized interest	(10,334)	(10,360)	(11,080)
Investment in real estate joint venture	(21,415)	(9,075)	(4,285)
Distribution from real estate joint venture	-	540	-
Contributions from historic tax credit venture partner	8,486	600	-
Recurring capital expenditures	(6,376)	(4,530)	(4,889)
Non-recurring capital expenditures	(1,516)	(1,088)	(3,943)
Corporate and other asset additions and office tenant improvements	(1,094)	(4,647)	(977)
Decrease in notes receivable	4,659	68	119

Net cash (used in) provided by investing activities	(28,943)	(8,075)	5,845

Cash flows from financing activities:
Net (repayments of) borrowings on line of credit	(25,000)	50,000	(47,500)
Proceeds from issuance of mortgage debt	143,940	6,900	-
Repayments of mortgage debt	(55,950)	(11,912)	(5,436)
Borrowings on construction loan	12,548	-	-
Borrowings on unsecured notes	-	-	60,000
Repayments of unsecured notes	(47,000)	(41,000)	(30,000)
Repayments of tax-exempt bonds	(220)	(340)	(660)
Loss on early extinguishment of debt	(6,522)	(311)	-
Payment of deferred financing costs	(4,018)	(549)	(1,212)
Redemption of Series B preferred units	(85,000)	-	-
Distributions to Series B preferred units	(5,494)	(7,608)	(7,608)
Excess of redemption amount over carrying amount of preferred units	(2,963)	-	-
Distributions to Series C preferred units	(4,812)	(4,812)	(4,812)
Proceeds from termination of interest rate swap	-	1,510	-
Net proceeds from dividend reinvestment and stock purchase plans	99	9,139	7,673
Dividends and distributions to unitholders	(42,016)	(59,455)	(56,252)
Proceeds from issuance of common stock	100,202	-	-
Proceeds from exercise of stock options	1,918	1,856	1,014
Netdown of restricted stock awards	(460)	(597)	(728)
Repurchase of common stock	(15,193)	(2,666)	(197)
Increase in employee notes receivable	-	(7,813)	(3,940)
Repayments of employee notes receivable	2,161	2,755	3,181

Net cash used in financing activities	(33,780)	(64,903)	(86,477)

	Year Ended December 31,

	2003	2002	2001

Net increase (decrease) in cash and cash equivalents	103	340	(2,740)
Cash and cash equivalents, beginning of year	2,584	2,244	4,984

Cash and cash equivalents, end of year	$ 2,687	$ 2,584	$ 2,244

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 31,408	$ 36,589	$ 40,550

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless the context otherwise requires, all references to "we," "our" or "us" in this report refer collectively to Summit Properties Partnership, L.P., a Delaware limited partnership (the "Operating Partnership") and its subsidiaries. All references to "Summit" in this report refer to Summit Properties Inc., a Maryland corporation and the sole general partner of the Operating Partnership.

1. Organization and Formation

We were formed on January 14, 1994 to conduct the business of developing and operating multifamily apartment communities for Summit. On February 8, 1994, Summit completed an initial public offering of 10 million shares of common stock, par value $0.01 per share. In connection with the initial public offering, we consummated a business combination involving the partnerships which owned 27 communities and the affiliated entities which provided development, construction, management and leasing services to each of the communities prior to the initial public offering. A portion of the proceeds from the initial public offering was used by Summit to acquire an economic and voting interest in the Operating Partnership, which was formed to succeed to substantially all of the interests of the property partnerships in the communities and the operations of the Summit entities. Summit became our sole general partner and majority owner upon completion of the initial public offering. Summit is a self-administered and self-managed equity real estate investment trust ("REIT").

Summit conducts all of its business through the Operating Partnership and its subsidiaries. As of December 31, 2003, Summit held 90.2% of our outstanding partnership interests, consisting of a 1.0% general partner interest and an 89.2% limited partner interest. Each common unit may be redeemed by the holder for cash equal to the fair value of a share of Summit’s common stock or, at our option, one share of common stock (subject to adjustment). We presently determine on a case-by-case basis whether we will cause Summit to issue shares of common stock in connection with a redemption of common units rather than paying cash. With each redemption of common units for common stock, Summit’s percentage ownership interest in the Operating Partnership will increase. Similarly, when Summit acquires a share of common stock under its common stock repurchase program or otherwise, it simultaneously disposes of one of our common units. In addition, whenever Summit issues shares of common stock for cash, Summit will contribute any resulting net proceeds to us and we will issue an equivalent number of common units to Summit.

Distributions to holders of common units are made to enable distributions to be made to Summit stockholders under Summit’s dividend policy. Federal income tax laws require Summit, as a REIT, to distribute 90% of its ordinary taxable income. We make distributions to Summit to enable it to satisfy this requirement.

2. Basis of Presentation

All significant intercompany accounts and transactions have been eliminated in consolidation. We own 1% of the voting stock and 99% of the non-voting stock of Summit Management Company (the "Management Company"). The remaining 99% of voting stock and 1% of non-voting stock are held by one of the Co-Chairmen of Summit’s Board of Directors. As a result of this stock ownership, we have a 99% economic interest and the Co-Chairman has a 1% economic interest in the Management Company. The Management Company is consolidated into our financial statements in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN46") (see Note 3).

3. Summary of Significant Accounting Policies

Real Estate Assets and Depreciation — We record our real estate assets at cost less accumulated depreciation and, if necessary, adjust carrying value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," by reviewing whether the sum of the estimated future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset. Assets to be disposed of are recorded at the lower of carrying amount or fair value less costs to sell. No impairment existed as of December 31, 2003.

Expenditures directly related to the acquisition, development and improvement of real estate assets are capitalized at cost as land, buildings and improvements or furniture, fixtures and equipment. Improvements are categorized as either non-recurring or recurring capitalized expenditures. Non-recurring capitalized expenditures primarily consist of major renovations and upgrades of apartment homes. Recurring capitalized expenditures consist primarily of exterior painting, new appliances, vinyl flooring, blinds, tile, wallpaper and carpet. All of these expenditures are capitalized and depreciated over the estimated useful lives of the assets (land improvements – 15 years; buildings — 40 years; building improvements — 5 to 15 years; furniture, fixtures and equipment — 5 to 7 years).

Repairs and maintenance, such as landscaping maintenance, interior painting and cleaning and supplies used in such activities, are expensed as incurred. We record the cost of all repairs and maintenance, including planned major maintenance activities, recurring capital expenditures and non-recurring capital expenditures as incurred and do not accrue for such costs in advance.

Interest costs incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. Interest capitalized was $10.3 million in 2003, $10.4 million in 2002 and $11.1 million in 2001.

We capitalize the cost of our development department to the projects currently under construction at a rate of 3.0% of such construction costs. Such costs are then depreciated over the lives of the constructed assets upon their completion. Such costs capitalized were $2.4 million in 2003, $3.4 million in 2002 and $4.9 million in 2001.

Allocation of the Cost of Communities Acquired – The cost of communities acquired is allocated to tangible and intangible assets and liabilities based on their relative fair values. We estimate the fair value of the acquired tangible assets, which generally consist of land, buildings and furniture and fixtures, and intangible assets and liabilities, which generally represent the value of above-market and below-market leases, in-place leases and tenant relationships, of the community acquired and allocate the purchase price on a pro-rata basis to each component.

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

Fair value is assigned to above-market and below-market leases based on the difference between (a) the contractual amounts to be paid by the resident or retail tenant based on the existing lease and (b) management’s estimate of current market lease rates for the corresponding in-place leases, over the remaining terms of the in-place leases. Capitalized above-market lease amounts are included in "Other assets" in our consolidated balance sheets and amortized to rental revenue over the remaining terms of the respective leases. Capitalized below-market lease amounts are included in "Accounts payable and accrued expenses" in our consolidated balance sheets and are amortized as an increase to rental revenue over the remaining terms of the respective leases.

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

Rental Revenue Recognition — We lease our residential properties under operating leases with terms of generally one year or less. Rental revenue is recognized on the accrual method of accounting as earned, which is not materially different from revenue recognition on a straight-line basis. Our allowance for uncollectible rent was $75,000 at December 31, 2003 and is presented in "Other assets" in our consolidated balance sheets.

We lease our office and retail space under operating leases with terms ranging from two to eleven years. Rental revenue for office and retail spaces is recognized on a straight-line basis over the lives of the respective leases. Future minimum rental payments to be received under our current office and retail leases are as follows (in thousands):

2004	$648
2005	667
2006	556
2007	382
2008	98
Thereafter	179

$2,530

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

Deferred Financing Costs — Deferred financing costs include fees and costs incurred in conjunction with long-term financings and are amortized over the terms of the related debt using the straight-line method, which approximates the effective interest method.

Advertising Costs — We expense advertising costs as incurred. Advertising expense was $2.8 million both in 2003 and 2002 and $2.4 million in 2001.

Investments — We consolidate investments, including joint ventures in which we have control, generally those in which we have a direct voting interest of more than 50%. We record investments in which we exercise significant influence under the equity method in accordance with Accounting Principals Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Common Stock," and AICPA Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures."

Per Unit Data — Basic earnings per unit are computed based upon the weighted average number of units outstanding during the respective period. The difference between "basic" and "diluted" weighted average units is the dilutive effect of Summit’s stock-based compensation outstanding. The number of units added to weighted average units outstanding for the diluted calculation was 149,074 in 2003, 170,523 in 2002 and 310,227 in 2001. Dilution caused by these options had no effect on income available to common unitholders per unit in 2003 and decreased income available to common unitholders per unit by $0.02 in 2002 and 2001.

Stock-Based Compensation – Summit has a Stock Option and Incentive Plan (the "Option and Incentive Plan") and an Employee Stock Purchase Plan ("ESPP"), which are described more fully in Note 11. Through December 31, 2002, we applied APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for Summit’s stock options and ESPP. No compensation cost was recognized for stock options granted under the Option and Incentive Plan or shares issued under the ESPP during the years ended December 31, 2002 and 2001 in accordance with APB No. 25. The ESPP was suspended effective July 2, 2002. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," prospectively to all stock options granted, modified, or settled after January 1, 2003 as allowed by SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure."

For the periods that we applied APB No. 25 and related interpretations, the following table reflects the effect on net income and earnings per unit had the fair value based method been applied to all options granted and ESPP shares issued in each year (in thousands, except per unit amounts):

	2002	2001

Net income as reported	$ 115,931	$ 77,316
Stock-based compensation determined under fair value based method	(1,452)	(589)

Pro forma net income	$114,479	$ 76,727

Net income per unit as reported — basic	$ 3.75	$ 2.51
Net income per unit as reported — diluted	3.73	2.49

Pro forma net income per unit — basic	$ 3.70	$ 2.49
Pro forma net income per unit — diluted	3.68	2.47

Business Segments - We develop, acquire, and operate primarily luxury apartment communities. Due to the similarities of our communities and their similar economic characteristics as exhibited through similar long-term financial performance, our communities have been aggregated into one reportable segment as allowed in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

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

Recently Adopted and Issued Accounting Pronouncements – In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee entered into after January 1, 2003, a liability for the fair value of the obligation undertaken in issuing certain guarantees.  The disclosure requirements, initial recognition and initial measurement provisions of this Interpretation are currently effective and did not affect our financial position or results of operations for the year ended December 31, 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure."  This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 prospectively to all stock options granted, modified, or settled after January 1, 2003, as allowed by SFAS No. 148. The adoption of SFAS No. 148 did not have a material effect on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation was amended by FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN46R"). FIN 46 establishes consolidation criteria for entities for which "control" is not easily discernable under Accounting Research Bulletin 51, "Consolidated Financial Statements," which is based on the premise that holders of the equity of an entity control the entity by virtue of voting rights. FIN 46 provides guidance for identifying the party with a controlling financial interest resulting from arrangements or financial interests rather than from voting interests. We adopted the provisions of FIN 46 on July 1, 2003 which resulted in the consolidation of Summit Management Company (the "Management Company") and its wholly-owned subsidiary, Summit Apartment Builders, Inc., (the "Construction Company") which provide construction activities for us and provide management and leasing activities for us as well as for communities owned by third parties and certain of our directors, for all periods presented. Prior to the adoption of FIN 46, the Management Company was accounted for under the equity method of accounting. Neither the adoption of FIN 46, nor the provisions of FIN46R, affected our results of operations for any of the years presented.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establish accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts and for hedging activities. SFAS No. 149 amends SFAS No. 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process. This Statement also contains amendments relating to FASB Concepts Statement No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements," SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," SFAS No. 95, "Statement of Cash Flows," and SFAS No. 126, "Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities." We adopted SFAS No. 149 on July 1, 2003 and its adoption did not have an effect on our financial position or results of operations.

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

Reclassifications — Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 presentation.

4. R eal Estate Joint Ventures

We own a 25% equity interest in a joint venture named Station Hill, LLC ("Station Hill"), in which we and Hollow Creek, LLC, a subsidiary of a major financial services company, are members. We are entitled to 25% of the joint venture’s cash flow based on our equity interest. If certain benchmarks are achieved in the future, we would be entitled to a preferred return in excess of 25% of the cash flow. The operating agreement of the joint venture provides that we will be entitled to 25% of the net proceeds upon liquidation of Station Hill, although our interest in the residual value of the joint venture could increase above or decrease below 25%. Our interest in the residual value of the joint venture could decrease below 25% only if we receive more than 25% of cash flow at any time prior to liquidation. Any such decrease would be limited to the extent of cash flow in excess of 25%. Station Hill currently owns four communities and is accounted for on the equity method of accounting and, therefore, our 25% equity interest is presented in "Loss on unconsolidated real estate joint ventures" in our consolidated statements of earnings.

The following are condensed balance sheets as of December 31, 2003 and 2002 and condensed statements of earnings for the years ended December 31, 2003 and 2002 for Station Hill. The balance sheets and statements of earnings set forth below reflect the financial position and operations of Station Hill in its entirety, not just our interest in the joint venture .

	Balance Sheets
	(in thousands)

	2003	2002

Real estate assets, net	$ 69,795	$ 72,255
Cash and cash equivalents	690	370
Other assets	312	373

Total assets	$ 70,797	$ 72,998

Mortgages payable	$ 57,870	$ 58,731
Other liabilities	544	580
Partners' capital	12,383	13,687

Total liabilities and partners' capital	$ 70,797	$ 72,998

	Income Statement
	(in thousands)

	2003	2002	2001

Revenues	$ 9,475	$ 9,927	$ 11,829

Expenses:
Property operating	3,787	3,757	4,260
Depreciation and amortization	3,088	2,965	3,071
Interest	3,904	3,960	4,338

Total expenses	10,779	10,682	11,669

Net (loss) income before gain on sale of real estate assets	(1,304)	(755)	160
Gain on sale of real estate assets	-	-	1,082

Net (loss) income	$ (1,304)	$ (755)	$ 1,242

Prior to July 3, 2003, we owned a 29.78% interest in a joint venture named SZF, LLC, which owns substantially all of the interests in Coral Way, LLC, a limited liability company that is developing, through a third-party contractor, an apartment community in Miami, Florida. On July 3, 2003, we purchased our joint venture partner’s 70.22% interest in SZF, LLC for $10.0 million in cash. The community will consist of 323 apartment homes and approximately 17,500 square feet of office/retail space. The limited liability company also owns an adjacent piece of land. The construction costs are being funded through the equity that the joint venture contributed to the limited liability company and by a loan to that company from an unrelated third party. As a result of construction costs exceeding the construction loan amount, SZF, LLC has agreed to advance to Coral Way, LLC the amount required to fund such costs in excess of the construction loan. Certain affiliates of the developer of the apartment community have guaranteed the reimbursement of those costs to Coral Way, LLC and SZF, LLC. These advances accrue a preferential return at the rate of eleven percent (11%) per year to be paid from the distributions from the joint venture. The preferred return will not be recognized until the community has earnings or gains to fund such a return. As of December 31, 2003, we had advanced $12.7 million to SZF, LLC which, in turn, advanced such amounts to Coral Way, LLC. Prior to July 3, 2003, this joint venture was accounted for under the equity method of accounting and its balance sheet and income statement information was not material to our consolidated financial statements taken as a whole. As a result of the purchase of our joint venture partners’ interest in SZF, LLC, the assets, liabilities and operating activities of this joint venture are now consolidated into our financial statements.

On August 12, 2003, we received notice of a suit filed by certain affiliates of Coral Way, LLC against us, Summit and the Management Company (see Part I, Item 3. "Legal Proceedings" included in this report). One of the remedies demanded in the suit is termination of the guarantee agreements to which reference is made above. We believe that the allegations made in this suit are not supported by the facts and we intend to vigorously defend against this suit. If we are successful, the guarantee agreements will remain in place and the guarantors will remain obligated to reimburse Coral Way, LLC and SZF, LLC for the costs in excess of the construction loan.

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

We formerly owned a 50% interest in a joint venture that developed and operated an apartment community located in Atlanta, known as The Heights at Cheshire Bridge. This joint venture was accounted for under the equity method of accounting and its operating results are presented in "Loss on unconsolidated real estate joint ventures" in our consolidated statements of earnings. On September 27, 2002, the joint venture sold The Heights at Cheshire Bridge to an unrelated third party and the joint venture was dissolved. Upon dissolution, we recognized a gain of $5.0 million on the sale of the joint venture’s assets.

5. Property Management and Related Party Transactions

In conjunction with our formation, construction and operating activities were transferred to the Management Company and the Construction Company.

Third party apartment homes under management were 700 in 2003, 1,105 in 2002 and 1,004 in 2001. The decrease from 2003 to 2002 is due to our purchase of Summit Brickell (405 apartment homes) during 2003. Summit Brickell was a fee-managed property prior to our acquisition of such community. Property management fees from third parties were $618,000 in 2003, $787,000 in 2002 and $913,000 in 2001.

In addition, the Management Company provides management services to apartment communities held by partnerships in which certain of our directors are general partners. The Management Company received management fees of $275,000 in 2003, $252,000 in 2002 and $253,000 in 2001 for the performance of such services.

6. Notes Payable

Notes payable consist of the following (in thousands):

		Interest
		Rate as of	Principal Outstanding
	Maturity	December 31,	December 31,
	Date	2003	2003	2002

Fixed rate debt:
Mortgage loan	10/15/2008	6.76%	$ 132,989	$ 133,909
Mortgage loan	9/1/2005	8.00%	7,909	8,040
Mortgage notes	12/31/2009 to 8/1/2003	4.17% to 7.82%	191,671	48,340
Mortgage notes repaid in 2003			-	77,982

Total mortgage debt			332,569	268,271

Unsecured debt:
Medium-term notes	11/17/2005	8.04%	25,000	25,000
Medium-term notes	5/9/2006	7.04%	25,000	25,000
Medium-term notes	3/16/2009	7.59%	25,000	25,000
Medium-term notes	7/19/2010	8.50%	10,000	10,000
Medium-term notes	5/9/2011	7.70%	35,000	35,000
Notes	8/15/2004	6.95%	50,000	50,000
Notes	8/15/2007	7.20%	50,000	50,000
Unsecured notes repaid in 2003			-	47,000

Total unsecured debt			220,000	267,000

Total fixed rate debt			552,569	535,271

Variable rate debt
Credit facility	7/27/2008	Ref Bill + 58 bps	119,000	144,000
Construction loan	5/1/2004	LIBOR + 207.5 bps	33,345	-
Mortgage note	7/1/2005	LIBOR + 170 bps	6,900	6,900
Tax-exempt bond	4/1/2007	2.75%	10,345	10,565

Total variable rate debt			169,590	161,465

Total outstanding indebtedness before
hedge adjustments			722,159	696,736
Hedge adjustments			3,993	5,720

Total notes payable			$ 726,152	$ 702,456

The one-month London Interbank Offered Rate (LIBOR) as of December 31, 2003 was 1.12%.

Fixed Rate Mortgage Loans — The 6.76% mortgage loan requires monthly principal and interest payments on a 20-year, 8-month amortization schedule with a balloon payment due at maturity in October 2008. The 8.00% mortgage loan requires monthly principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity in September 2005.

Fixed Rate Mortgage Notes — The fixed rate mortgage notes bear interest at fixed rates ranging from 4.17% to 7.82% and require either monthly interest payments only or monthly interest and principal payments over the lives of the notes which have maturities that range from the year 2009 to 2013. The weighted average interest rate and debt maturity as of December 31, 2003 for these mortgage notes were 5.5% and 8.8 years.

Medium-Term Notes — On April 20, 2000, we commenced a new program for the sale of up to $250.0 million aggregate principal amount of medium-term notes ("MTNs"), due nine months or more from the date of issuance. We had notes with an aggregate principal amount of $95.0 million outstanding in connection with this MTN program as of December 31, 2003.

On May 29, 1998, we established a program for the sale of up to $95.0 million aggregate principal amount of MTNs due nine months or more from the date of issuance. We had MTNs with an aggregate principal amount of $25.0 million outstanding in connection with this MTN program as of December 31, 2003. As a result of the commencement of the $250.0 million MTN program, we cannot issue any additional notes under the $95.0 million MTN program.

The MTNs require that we comply with certain affirmative, negative and financial covenants. We were in compliance with these covenants as of December 31, 2003.

Unsecured Notes — The unsecured notes consist of $50.0 million of notes due in 2004 and $50.0 million of notes due in 2007. The unsecured notes require semi-annual interest payments until the end of the respective terms. The unsecured notes require that we comply with certain affirmative, negative and financial covenants. We were in compliance with these covenants as of December 31, 2003.

Credit Facilities — On July 28, 2003, we obtained a secured credit facility with a total current commitment of $200.0 million and current availability of $189.0 million. We have the ability to increase this commitment and availability pursuant to the terms of the credit agreement. The secured credit facility replaced our then-existing $225.0 million unsecured credit facility and provides funds for new development, acquisitions and general working capital purposes. This facility is secured by nine of our communities (Summit Fair Oaks, Summit Governor’s Village, Summit Grandview, Summit Lake, Summit Peachtree City, Summit Portofino, Summit Sedgebrook, Summit Shiloh and Summit Sweetwater) and matures in July 2008. As described in the credit agreement, loans under the credit facility are limited subject to debt service coverage and loan to value ratios and bear interest at the Reference Bill Index Rate (defined as the money market yield for the Reference Bills as established by the most recent Reference Bill auction conducted by Freddie Mac) plus 58 to 91 basis points depending on the level of debt service coverage. The outstanding balance of the credit facility was $119.0 million and the interest rate was 1.62% as of December 31, 2003.

The credit facilities had an average interest rate of 1.99% in 2003, 2.69% in 2002 and 4.99% in 2001 and an average balance outstanding of $136.8 million in 2003, $135.9 million in 2002 and $113.5 million in 2001. In addition, the maximum outstanding principal amount was $185.2 million in 2003, $175.0 million in 2002 and $146.5 million in 2001. As of December 31, 2003, the outstanding balance of the credit facility was $119.0 million, leaving $70.0 million of remaining availability.

On July 28, 2003, we obtained an unsecured letter of credit facility, which matures in July 2008 and has a total commitment of $20.0 million. The letters of credit issued under this facility will serve as collateral for performance on contracts and as credit guarantees to banks and insurers. As of December 31, 2003, there were $9.2 million of letters of credit outstanding under this facility.

Construction Loan – Concurrent with the purchase of our joint venture partner’s equity interest in SZF, LLC in July 2003 (see Note 4), we consolidated the construction loan related to the community that is being developed by such joint venture. We repaid the construction loan on January 30, 2004. The construction loan had a total commitment of $45.0 million, bore interest at LIBOR plus 207.5 basis points and was to mature in June 2004.

Variable Rate Mortgage Note – The variable rate mortgage note requires interest only payments until its maturity on July 1, 2005. We have two one-year extension options available to us under the variable rate mortgage note.

Variable Rate Tax-Exempt Bond — The average effective interest rate of the variable rate tax-exempt bond was 2.55% for the year ended December 31, 2003. This bond bears interest at various rates set by a remarketing agent at the demand note index plus 0.50%, set weekly, or the lowest percentage of prime which allows the resale at a price of par. The bond contains covenants which require that we lease or hold for lease 20% of the apartment homes for moderate-income residents. The bond requires maintenance of a letter of credit or surety bond (credit enhancement) aggregating to $10.6 million as of December 31, 2003. The credit enhancement provides for a principal amortization schedule which approximates a 25-year term during the term of the credit enhancement.

Real estate assets of 27 communities with a net book value of $568.9 million serve as collateral for the various secured debt agreements.

The aggregate maturities of all debt (excluding fair value adjustments of hedged debt instruments) for each of the years ending December 31 are as follows (in thousands):

		Fixed Rate	Variable	Tax Exempt		Secured
	Fixed Rate	Unsecured	Rate Mortgage	Variable	Construction	Credit
	Mortgages	Notes	Note	Rate Bonds	Loan	Facility	Total

2004	$ 1,479	$ 50,000	$ -	$ 220	$ 33,345	$ -	$ 85,044
2005	9,691	25,000	6,900	220	-	-	41,811
2006	2,026	25,000	-	220	-	-	27,246
2007	2,180	50,000	-	9,685	-	-	61,865
2008	135,261	-	-	-	-	119,000	254,261
Thereafter	181,932	70,000	-	-	-	-	251,932

	$ 332,569	$ 220,000	$ 6,900	$ 10,345	$ 33,345	$ 119,000	$ 722,159

7. Acquisitions and Dispositions

During the year ended December 31, 2003, we purchased two communities. On December 31, 2003, we purchased Summit Lansdowne, located in Loudon County, Virginia for $99.2 million. Summit Lansdowne contains 690 apartment homes and was approximately 89% leased as of December 31, 2003. The purchase price has been preliminarily allocated based on estimated fair values at the date of acquisition, pending final determination of certain acquired balances. This preliminary allocation resulted in less than 3.0% of the total purchase price being allocated to the community’s intangible assets.

On May 6, 2003, we purchased certain assets of Brickell Grand, Inc. ("Brickell Grand"), including the community known as Summit Brickell and a note receivable from the developer, for $59.4 million. Summit Brickell is located in Miami, Florida and contains 405 apartment homes and approximately 18,000 square feet of retail space. Summit Brickell’s apartment homes were 75% leased at the date of acquisition. The retail space was 56.6% leased. The purchase price has been preliminarily allocated based on estimated fair values at the date of acquisition, pending final determination of certain acquired balances. This preliminary allocation resulted in less than 2.0% of the total purchase price being allocated to the community’s intangible assets and liabilities.

The developer of Summit Brickell is entitled to receive bonus payments based on the operating performance of the community during any period of six months selected by the developer and ending no later than December 31, 2005. Such bonus payments will be applied to reduce amounts owed from the developer under the note receivable. Any unpaid amounts under the note receivable are due and payable on February 15, 2006.

At the time of purchase, Summit Brickell was subject to a $4.1 million claim of construction lien filed by the general contractor, Bovis Lend Lease, Inc. ("Bovis"). Bovis sought to enforce this claim of lien against Brickell Grand in a suit filed on October 18, 2002 (see Part I, Item 3. "Legal Proceedings" included in this report). In addition, in mid-2003, two subcontractors of Bovis, Commercial Interior Contractors Corp. and RC Aluminum Industries, Inc., also filed separate suits against Brickell Grand and Bovis, among other named parties, to enforce claims of construction lien in the aggregate amount of approximately $300,000, which suits were either dismissed or settled during 2003. As the current owner of Summit Brickell, which property is subject to these claims of lien, we have taken steps to defend against the claims of liens and related litigation. We have several potential counterclaims to challenge and defend against these suits which we intend to pursue vigorously. Any amounts ultimately payable under the claim will be recorded as additional consideration.

The following summary of selected unaudited pro forma results of operations presents information as if the purchase of Summit Brickell and Summit Lansdowne had occurred at the beginning of each period presented. The pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (in thousands, except per share amounts):

	2003	2002

Total revenues	$ 152,259	$ 133,803
Income from continuing operations	16,665	35,409
Net income	32,625	112,376

Per unit information:
Income from continuing operations - basic	$ 0.54	$ 1.14

Income from continuing operations - diluted	$ 0.53	$ 1.14

Net income - basic	$ 1.05	$ 3.63

Net income - diluted	$ 1.04	$ 3.61

During the year ended December 31, 2003, we sold eight communities comprising 2,927 apartment homes for an aggregate sales price of $215.2 million, resulting in an aggregate gain on sale of $18.8 million for seven of the communities and an impairment charge of $0.8 million for one of the communities. The aggregate carrying value of real estate assets sold was $192.7 million. Net proceeds from four of the eight communities, equaling $51.5 million, were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. These proceeds have been fully reinvested in qualified like-kind property during the required time period. The eight communities sold were the former Summit Fairways, Summit Turtle Rock, Summit Arboretum, Summit Las Palmas, Summit Camino Real, Summit San Raphael, Summit Buena Vista and Summit Belcourt. All of these communities were located outside of our five markets. With the exception of Summit Fairways all of these communities were located in Texas and we have completed our exit of the Texas market.

During the year ended December 31, 2002, we sold eight communities comprising 2,399 apartment homes for an aggregate sales price of $211.8 million, resulting in an aggregate net gain on sale of $78.7 million. The aggregate carrying value of real estate assets sold was $122.4 million. Net proceeds from four of the eight communities, equaling $107.4 million, were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. These proceeds were fully reinvested in qualified like-kind property during the required time period. The eight communities sold were the former Summit Breckenridge, Summit New Albany, Summit Pike Creek, Summit Mayfaire, Summit Meadow, Summit Stonefield, Summit Sand Lake and Summit Windsor. For the most part, these communities were located outside of our markets. The disposition of Summit Breckenridge, Summit New Albany and Summit Pike Creek completed our exit of the Richmond, Virginia, Columbus, Ohio and Wilmington, Delaware markets.

During the year ended December 31, 2002, a joint venture in which we held a 50% interest, sold a community known as The Heights at Cheshire Bridge to an unrelated third party and the joint venture was dissolved (see Note 4).

During 2002, we acquired Summit San Raphael for $17.7 million. We sold Summit San Raphael during 2003 as part of our strategic exit of the Texas market.

During the year ended December 31, 2001, we sold one parcel of land and nine communities comprising 2,189 apartment homes for an aggregate sales price of $167.6 million, resulting in an aggregate net gain on sale of $34.4 million. Net proceeds from three of the nine communities, equaling $31.7 million, were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and were fully reinvested in qualified like-kind property during the required time period. The parcel of land was located in Richmond, Virginia and the nine communities sold were the former Summit Palm Lake, Summit Arbors, Summit Radbourne, Summit Lofts, Summit Gateway, Summit Stony Point, Summit Deerfield, Summit Walk and Summit Waterford.

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

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," net income and gain on disposition of real estate for communities sold or considered held for sale after December 31, 2001 are reflected in our consolidated statements of operations as "discontinued operations" for all periods presented. In addition, we have separately reflected the assets and liabilities of these communities as "Net real estate assets – assets held for sale," "Other assets – assets held for sale" and "Notes payable and other liabilities – assets held for sale" in our consolidated balance sheets for all periods presented.

Below is a summary of discontinued operations for the eight communities sold during 2003 and for seven of the eight communities sold during the year ended December 31, 2002 (in thousands). The eighth community sold during the year ended December 31, 2002 was considered held for sale prior to December 31, 2001 and, therefore, is included in income from continuing operations in accordance with SFAS No. 144.

	Year Ended December 31,

Property revenues:	2003	2002	2001

Rental	$ 18,651	$ 41,640	$ 46,563
Other property	1,382	2,938	3,398

Total property revenues	20,033	44,578	49,961
Property operating expenses	8,447	16,119	16,405
Depreciation	3,675	9,681	10,413
Interest and amortization	3,490	6,510	6,993

Income from discontinued operations before gain (impairment loss) on disposition of discontinued operations and loss from early
extinguishment of debt associated with assets sales	4,421	12,268	16,150
Net gain on disposition of discontinued operations	18,820	64,907	-
Impairment loss on discontinued operations	(759)	-	-
Loss from early extinguishment of debt associated with asset sales	(6,522)	(208)	-

Total discontinued operations	$ 15,960	$ 76,967	$ 16,150

There were no communities being actively marketed for sale as of December 31, 2003.

Subsequent to December 31, 2003, we began marketing for the sale an apartment community, Summit Square, located in Raleigh, North Carolina. The assets of Summit Square were recorded at the lower of cost or fair value less costs to sell, or $12.5 million, as of December 31, 2003. The net income from Summit Square represented 5.4% of our income available to common unitholders for the year ended December 31, 2003.

8. Income Taxes

In accordance with partnership taxation, each partner is responsible for reporting its share of taxable income or loss. Accordingly, no provision has been made for federal, state or local income taxes in the accompanying consolidated financial statements.

SFAS No. 109, "Accounting for Income Taxes", requires a public enterprise to disclose the aggregate difference in the basis of its net assets for financial and tax reporting purposes. The carrying value reported in our consolidated financial statements exceeded the tax basis by $224.7 million as of December 31, 2003.

The Management Company is a Taxable REIT Subsidiary. The deferred tax assets and net operating loss have a full valuation allowance and are immaterial to the consolidated financial statements.

9. Notes Receivable from Employees

Summit’s Board of Directors believes that ownership of our common stock by its executive officers and certain other qualified employees aligns the interests of these officers and employees with the interests of its stockholders. To this end, Summit’s Board of Directors approved, and we instituted, a loan program. As a result of recent legislation, Summit is no longer permitted to make loans to its executive officers and, therefore, new issuances to Summit’s executive officers under the loan program have been terminated. Under the terms of the loan program, Summit lent amounts to certain of its executive officers and other qualified employees to (a) finance the purchase of Summit’s common stock on the open market at then-current market prices, (b) finance the payment of the exercise price of one or more stock options to purchase shares of our common stock, or (c) finance the annual tax liability or other expenses of an executive officer related to the vesting of shares of common stock which constitute a portion of a restricted stock award granted to the executive officer. The relevant officer or employee has executed a promissory note and security agreement related to each loan extended. Each outstanding note bears interest at a rate established on the date of the note, is full recourse to the officers and employees and is collateralized by the shares of our common stock which are the subject of the loans. If the market price of Summit’s common stock falls materially below the price at which the shares of stock were purchased, the proceeds of the sale of the common stock may not be sufficient to repay the loan. As of December 31, 2003, we had employee loans receivable in the amount of $17.4 million which were collateralized by 812,292 shares of Summit’s common stock valued at $19.5 million. We had employee loans receivable in the amount of $19.5 million as of December 31, 2002.

10. Commitments and Contingencies

       The estimated cost to complete the five development projects currently under construction was $76.8 million as of December 31, 2003. Anticipated construction completion dates of the projects range from the first quarter of 2004 to the fourth quarter of 2006.

        As collateral for performance on contracts and as credit guarantees to banks and insurers, we were contingently liable under standby letters of credit in the aggregate amount of $9.2 million as of December 31, 2003.

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

We rent office space in several locations. Rental expense amounted to $306,000 in 2003, $271,000 in 2002 and $108,000 in 2001. Future minimum rental payments to be made for those operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Years Ending December 31,
2004	$199
2005	154
2006	160
2007	161
2008	134
Thereafter	212

Total	$1,020

Summit has employment agreements with two of its former executive officers, both of whom resigned from such executive positions, but who remain as employees and have agreed to provide various services to Summit from time to time through December 31, 2011. Each employment agreement requires that Summit pay to the former officers a base salary aggregating up to $2.1 million over the period from July 1, 2001 to December 31, 2011 (beginning with calendar year 2002, up to $200,000 on an annual basis). Each employment agreement also requires that Summit provide participation in its life insurance plan, office space, information systems support and administrative support for the remainder of each employee’s life, and participation in its health and dental insurance plans until the last to die of the employee or such employee’s spouse. Either party can terminate the employment agreements effective 20 business days after written notice is given. The full base salary amount due shall be payable through 2011 whether or not the agreements are terminated earlier in accordance with their terms.

Summit has employment agreements with all of its executive officers. The employment agreement for one of Summit’s executive officers provides for the payment of severance benefits which generally provides for the payment of the executive officer’s annual base salary for a period ending on the later of July 1, 2004 or the first anniversary of the termination date of such executive officer’s employment. In addition, most of the executive officers have severance agreements that provide for the payment of severance benefits of up to three times such officer’s annual base salary and cash bonus in the event of the termination of the officer’s employment under certain circumstances following certain "change in control" or "combination transactions" involving a consolidation or merger. The benefits payable under the terms of the severance agreements are subject to reduction by the amount of any severance benefits that may be payable under applicable employment agreements.

We are obligated to redeem each common unit in the Operating Partnership at the request of the holder for cash equal to the fair market value of one share of Summit’s common stock, except that we may elect to acquire each common unit presented for redemption for one share of Summit’s common stock (subject to adjustment).

11. Employee Benefit Plans

Profit Sharing Plan

Summit has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute to the plan beginning on the first day of the second calendar quarter after they are employed. Summit’s matching contributions begin on the same date as the employee’s contributions and are equal to one-half of each employee’s contribution up to a maximum of 3% of each employee’s compensation. We made aggregate contributions of $335,000 in 2003, $376,000 in 2002 and $329,000 in 2001.

Stock Option Plan

In 1994, Summit established the 1994 Stock Option and Incentive Plan under which 1.0 million shares of its common stock were reserved for issuance. The incentive plan was amended and restated in 1998 to, among other things, increase the number of shares reserved for issuance from 1.0 million to 3.0 million shares. The plan provides that the option price shall not be less than the fair market value of the shares at the date of grant. The options have ten-year lives and vest in three or five annual installments on the anniversaries of the date of grant, except for shares granted to Summit’s independent directors, which vest on the date of grant. Through December 31, 2002, we applied APB Opinion No. 25 and related interpretations in accounting for Summit’s stock options. Accordingly, no compensation cost has been recognized for Summit’s stock options granted during the years ended December 31, 2002 or 2001. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 prospectively to all stock options granted after January 1, 2003 as allowed by SFAS No. 148 (see Note 3).

A summary of changes in common stock options for the three years ended December 31, 2003 is as follows:

		Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2000	1,268,721	$ 18.24
Granted to employees and directors	270,000	24.51
Exercised	(63,414)	17.86
Forfeited	(10,700)	16.50

Outstanding at December 31, 2001	1,464,607	19.43
Granted to employees and directors	745,000	22.01
Exercised	(121,600)	18.44
Forfeited	(69,075)	19.15

Outstanding at December 31, 2002	2,018,932	20.45
Granted to employees and directors	35,000	20.45
Exercised	(167,132)	20.18
Forfeited	(108,000)	18.20

Outstanding at December 31, 2003	1,778,800	$ 20.50

Exercise prices for options outstanding as of December 31, 2003 ranged from $16.50 to $24.56 per option. The weighted average remaining contractual life of those options is 6.8 years.

Options to purchase 1,165,050, 1,003,733 and 848,408 shares of common stock were exercisable as of December 31, 2003, 2002 and 2001, respectively. The weighted average exercise price for the shares exercisable as of December 31, 2003, 2002 and 2001 was $19.60, $19.11 and $18.82, respectively.

The fair value of options granted in 2003 was $1.05 per share and was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 8.25%, expected volatility of 20.2%, risk free interest rate of 2.7% and expected lives of 6.1 years.

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

In addition, the stock option and incentive plan provides for the grant of stock, either restricted or unrestricted, to employees.

During the year ended December 31, 2003, Summit issued 33,342 shares of unrestricted stock valued at $660,000 to employees under Summit’s 1994 Stock Option and Incentive Plan. These shares were issued pursuant to stock award agreements entered into with certain employees dated February 6, 2002 (the "2002 Stock Grants") and represent 15% of the total 222,270 shares of common stock that could have been received by these employees under the stock award agreements. The remaining shares will be issued based on the following schedule of dates and percentages: an additional 20% on each of March 1, 2004, 2005 and 2006 and the final 25% on March 1, 2007. As of December 31, 2003, following the issuance of the shares mentioned above and certain employee forfeitures, a total of 173,329 shares remained available for issuance under the 2002 Stock Grants. The respective employee will receive the applicable number of shares on each date if he or she continues to be employed by us on such date, or earlier upon his or her death or disability or upon a "change of control" of Summit. Summit granted 1,068 shares of restricted stock under this plan in 2003. The market value of the restricted stock granted in 2003 was $23,000.

Employees surrendered 12,589 shares of stock during the year ended December 31, 2003 to satisfy the personal income tax liability related to the 2002 Stock Grants and an additional 14,763 shares during the year ended December 31, 2003 to satisfy the personal income tax liability related to shares of restricted stock granted prior to January 1, 2003 which vested during the current period.

Summit granted 1,773 shares of restricted stock under this plan in 2002. The market value of the restricted stock granted in 2002 totaled $35,000 and was recorded as unamortized restricted stock compensation. During 2002, 6,046 shares of restricted stock were surrendered by grantees to satisfy the income tax liability related to the stock grants. Summit granted 26,184 shares of restricted stock under the plan in 2001. The market value of the restricted stock granted in 2001 totaled $647,000. During 2001, there were 12,202 shares of restricted stock forfeited by employees no longer employed by a Summit entity and 14,933 shares of restricted stock surrendered to satisfy the income tax liability of the grantees related to the restricted stock grants. The aggregate market value of these forfeited and surrendered shares was $503,000 in 2001.

On January 2, 2004, Summit issued 27,982 shares of restricted stock valued at $658,000 pursuant to its 2001 Performance Stock Award Plan. One-half of these shares, valued at $329,000, vested on January 2, 2004. The remaining shares will vest in two equal annual installments on January 2, 2005 and January 2, 2006.

During the year ended December 31, 2001, Summit issued 94,818 shares of restricted stock valued at $2.4 million pursuant to its Performance Stock Award Plan. One-half of these shares, valued at $1.2 million, vested on January 2, 2001, the date of grant, and was accrued and recorded as a component of stockholders’ equity as of December 31, 2000. The remaining balance of $1.2 million was recorded as a component of stockholders’ equity during 2001. Grantees surrendered 11,747 shares in 2002 and 18,263 shares in 2001 with a market value of $295,000 during 2002 and $463,000 in 2001 to satisfy their income tax liability associated with the shares issued to them under the Performance Stock Award Plan. The remaining shares vested in two equal annual installments on January 2, 2002 and January 2, 2003.

Employee Stock Purchase Plan

In 1996, Summit established a non-qualified employee stock purchase plan ("ESPP") which allowed its employees to purchase up to $25,000 of common stock per year. The price of the shares of the common stock purchased was the lesser of 85% of the closing price of such shares either on (a) the first day of each six month purchase period, or (b) the last day of each six month purchase period. Transactions under the ESPP were suspended effective July 2, 2002.

Total shares issued under the plan were 13,933 in 2002 and 8,695 in 2001. The market value of the shares issued was $341,000 in 2002 and $229,000 in 2001. Through December 31, 2002, we applied APB Opinion No. 25 and related interpretations in accounting for Summit’s stock options and ESPP. No compensation cost has been recognized for Summit’s stock options granted or shares issued under the ESPP during the years ended December 31, 2002 and 2001 in accordance with APB No. 25. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 prospectively to all stock options granted, modified, or settled after January 1, 2003. Refer to the table in Note 3 which reflects the effect on net income and earnings per share had the fair value based method been applied to all options granted in each year.

12. Preferred Units

On September 18, 2003, we redeemed all 3.4 million preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units for cash in the amount of $25.20 per unit plus all unpaid distributions through the redemption date. These preferred units were redeemable for cash, or at our option, shares of Summit’s 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock, or a combination of cash and shares of Summit’s 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock. Holders of the Series B preferred units had the right to exchange these preferred units for shares of Summit’s Series B preferred stock on a one-for-one basis, subject to adjustment: (a) on or after April 29, 2009, (b) if full quarterly distributions were not made for six quarters, or (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes. As a result of the redemption, the excess of the redemption amount over the carrying amount of the units, which totals approximately $3.0 million in the aggregate, has reduced income available to common unitholders for the year ended December 31, 2003. This is consistent with the SEC's staff announcement on July 31, 2003 that provided clarification to Emerging Issues Task Force ("EITF") Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock." Distributions on the Series B preferred units were cumulative from the date of original issuance and were payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series B preferred units in the aggregate amount of $5.5 million during the year ended December 31, 2003 and $7.6 million during each of the years ended December 31, 2002 and 2001.

As of December 31, 2003, we had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. These preferred units are redeemable on or after September 3, 2004 for cash at a redemption price equal to the holder’s capital account. The holder of the Series C preferred units has the right to exchange these preferred units for shares of Summit’s Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceed 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $4.8 million during each of the years ended December 31, 2003, 2002 and 2001.

13. Derivative Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We generally do not utilize derivative financial instruments for trading or speculative purposes.

On June 14, 2002, we entered into an interest rate swap with a notional amount of $50.0 million, relating to $50.0 million of 7.20% fixed rate notes issued under our medium-term note program. Under the interest rate swap agreement, through the maturity date of August 15, 2007, (a) we have agreed to pay to the counterparty the interest on a $50.0 million notional amount at a floating interest rate of three-month LIBOR plus 241.75 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate of the underlying debt obligation. The floating rate as of December 31, 2003 was 3.5975%. The fair value of the interest rate swap was an asset of approximately $4.0 million as of December 31, 2003. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded in "Other assets" in our consolidated balance sheets. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under SFAS No. 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

14. Common Stock Repurchase Program

Summit has a common stock repurchase program, originally approved by its Board of Directors in March 2000, pursuant to which Summit is authorized to purchase up to an aggregate of $56.0 million of currently issued and outstanding shares of Summit’s common stock. All repurchases have been, and will be, made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant.

The following is a summary of stock repurchases under the common stock repurchase program (dollars in thousands, except per share amounts):

	Number	Value	Average Price
	of Shares	of Shares	of Shares
	Repurchased	Repurchased	Repurchased

Year ended December 31, 2000	279,400	$ 5,533	$ 19.80
Year ended December 31, 2001	8,800	197	22.39
Year ended December 31, 2002	151,300	2,666	17.62
Year ended December 31, 2003	809,800	15,193	18.76

Total as of December 31, 2003	1,249,300	$ 23,589	$ 18.88

Summit had $32.4 million remaining for authorized repurchases under the program as of December 31, 2003.

15. Direct Placement of Common Stock

On December 29, 2003, Summit sold 2.0 million shares of its common stock to certain investment advisory clients of RREEF America L.L.C. at a price of $23.61 per share. Net proceeds from the sale of $47.2 million were used for general corporate purposes, including acquisition and development opportunities and repayment of outstanding indebtedness. On September 25, 2003, Summit sold 2.3 million shares of its common stock to certain advisory clients of Cohen & Steers Capital Management, Inc. at a price of $21.81 per share. The net proceeds from the sale of $50.1 million were used for general corporate purposes, including the redemption of preferred units, acquisition and development opportunities and debt reduction. These sales were made pursuant to Summit’s existing shelf registration statement previously filed with, and declared effective by, the SEC.

16. Impairment Loss on Technology Investments

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

17. Supplemental Cash Flow Information

Non-cash investing and financing activities for the years ended December 31, 2003, 2002 and 2001 are as follows:

A.	We sold eight communities during the year ended December 31, 2003. The purchaser of one of the communities assumed the related outstanding debt balance associated with such community of $23.7 million.
B.	We sold eight communities during the year ended December 31, 2002. The purchaser of one of the communities assumed the related outstanding debt balance associated with such community of $11.3 million.
C.
We sold nine communities during the year ended December 31, 2001. The respective purchasers of two of the communities assumed the related outstanding debt balances associated with such communities of $16.4 million in the aggregate. The respective purchaser of two of the communities redeemed 741,148 common units valued at $17.6 million as partial consideration in the transaction.

D.
Summit granted 34,410 shares of restricted and unrestricted stock valued at $683,000 during 2003. There were 27,352 shares of restricted and unrestricted stock surrendered to satisfy the income tax liability of grantees during 2003. Summit granted 1,773 shares of restricted stock valued at $35,000 during 2002. There were 6,046 shares of restricted stock surrendered to satisfy the income tax liability of grantees during 2002. Summit granted 26,184 shares of restricted stock valued at $647,000 during 2001. There were 12,202 shares of restricted stock forfeited and 14,933 shares of restricted stock surrendered to satisfy the income tax liability of the grantees during 2001. The aggregate value of shares forfeited and surrendered in 2001 was $503,000.

E.
Summit issued 140,581 shares of common stock in exchange for 140,581 common units during the year ended December 31, 2003. The value of these shares of common stock was $2.0 million. Summit issued 13,658 shares of common stock in exchange for 13,658 common units during the year ended December 31, 2002. The value of these shares of common stock was $285,000. Summit issued 150,679 shares of common stock in exchange for 150,679 common units during the year ended December 31, 2001. The value of these shares of common stock was $4.0 million.

F.	We accrued distributions payable of $11.7 million in 2003, $10.5 million as of December 31, 2002 and $14.2 million as of December 31, 2001.
G.
On September 18, 2003, we redeemed all 3.4 million preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units for cash in the amount of $25.20 per unit plus all unpaid distributions through the redemption date. We recorded a charge of $2.3 million related to the excess of the redemption amount over the carrying amount of such preferred units.

18. Fair Value Disclosure of Financial Instruments

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented are based on information available to management as of December 31, 2003 and 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively re-valued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented.

Cash and cash equivalents, rents receivable, accounts payable, accrued expenses, security deposits, other liabilities, tax exempt bond indebtedness and our credit facility are carried at amounts which reasonably approximate their fair values as of December 31, 2003 and 2002 due to either the short-term nature or variable interest rates associated with such balances.

Fixed rate mortgage debt and fixed rate unsecured notes with a carrying value of $552.6 million had an estimated aggregate fair value of $596.4 million as of December 31, 2003. Fixed rate mortgage debt and fixed rate unsecured notes with a carrying value of $535.3 million had an estimated aggregate fair value of $587.1 million as of December 31, 2002. Rates currently available to us for debt with similar terms and maturities were used to estimate the fair value of this debt. The fair market value of long-term fixed rate debt is subject to changes in interest rates. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.

The fair value of the interest rate swap described in footnote 13, "Derivative Financial Instruments," was $4.0 million as of December 31, 2003.

19. Geographic Concentration (Unaudited)

Our 46 completed communities are located in the following markets:
	Number of	Percent	Apartment
	Apartment	of Total	Homes as a %
	Homes	Revenues	of Portfolio

Market

Washington, D.C.	3,294	25.1%	23.4%
Atlanta, Georgia	3,579	23.1%	25.4%
Southeast Florida	2,120	18.9%	15.0%
Raleigh, North Carolina	2,582	15.3%	18.3%
Charlotte, North Carolina	1,901	12.9%	13.5%
Philadelphia, Pennsylvania	352	2.8%	2.5%
Orlando, Florida	270	1.9%	1.9%

	14,098	100.0%	100.0%

20. Quarterly Financial Information (Unaudited)

Quarterly financial information for the years 2003 and 2002 is as follows (in thousands, except per unit amounts):

	Year Ended December 31, 2003

	First	Second	Third	Fourth

Revenues	$ 34,107	$ 35,244	$ 37,325	$ 37,459
Income from continuing operations before gain on sale of
real estate assets and dividends to preferred unitholders
in Operating Partnership	4,789	4,090	3,298	3,772
Income from discontinued operations before gain (impairment loss)
on sale of real estate assets, and loss from early
extinguishment of debt associated with asset sales	1,135	771	1,071	1,444
Gain on sale of real estate assets	3,136	3,122	2,119	10,516
Impairment loss on discontinued operations	-	-	-	(759)
Dividends to preferred unitholders in Operating Partnership	3,105	3,105	2,893	1,203
Income (loss) available to common unitholders	5,865	3,287	(1,995)	11,230
Income (loss) available to common unitholders per unit - basic and diluted (1)	0.19	0.11	(0.07)	0.34

	Year Ended December 31, 2002

	First	Second	Third	Fourth

Revenues	$ 33,397	$ 33,184	$ 32,276	$ 33,445
Income from continuing operations before gain on sale of
real estate assets, impairment loss, dividends to preferred
unitholders in Operating Partnership and loss from early
extinguishment of debt	5,363	5,658	5,014	4,295
Income from discontinued operations before gain on disposition of discontinued operations, impairment loss on discontinued
operations and loss from early extinguishment of debt associated
with asset sales	3,706	3,441	2,767	2,354
Gain on sale of real estate assets, including joint ventures	-	9,634	22,323	51,736
Dividends to preferred unitholders in Operating Partnership	3,105	3,105	3,105	3,105
Income available to common unitholders	6,029	15,586	26,918	54,978
Income available to common unitholders per unit - basic	0.20	0.50	0.87	1.77
Income available to common unitholders per unit - diluted (1)	0.19	0.50	0.86	1.76

(1) The total of the four quarterly amounts for these captions does not equal income available to common unitholders per unit for the year presented. The difference is due to the use of a weighted average to compute the number of units outstanding for each quarter and for the year.

SCHEDULE III

SUMMIT PROPERTIES PARTNERSHIP, L.P.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003
(Dollars in thousands)

		Initial Costs		Costs	Gross Amount at Which

				Capitalized	Carried at Close of Period

			Buildings	Subsequent		Buildings
	Related		and	to		and		Accumulated	Date of	Date
Apartments	Encumbrances	Land	Improvements(a)	Acquisition	Land	Improvements(a)	Total (b)	Depreciation	Construction	Acquired

Reunion Park by Summit	$ -	$ 991	$ -	$ 13,835	$ 1,003	$ 13,823	$ 14,826	$ (1,571)	6/99-9/00	4/99
Summit Ashburn Farm	-	2,438	-	12,499	2,438	12,499	14,937	(1,401)	2/99-9/00	7/98
Summit Aventura	39,480	6,367	-	26,012	5,702	26,677	32,379	(7,223)	6/94-12/95	12/93
Summit Ballantyne	(c)	3,328	-	24,199	3,347	24,180	27,527	(4,875)	7/96-12/98	12/95
Summit Belmont	(d)	974	-	12,313	984	12,303	13,287	(6,163)	1/86-5/87	1/86
Summit Brickell	-	6,765	52,432	402	6,766	52,833	59,599	(991)	2003 (g)	5/03
Summit Brookwood	-	10,600	-	34,904	15,344	30,160	45,504	(1,289)	10/00-12/02	12/99
Summit Club at Dunwoody	(c)	2,934	24,510	790	2,934	25,300	28,234	(4,445)	1997 (g)	5/98
Summit Crest	-	1,211	-	31,428	2,532	30,177	32,639	(2,979)	10/99-9/01	9/97
Summit Crossing	-	768	5,174	979	768	6,153	6,921	(2,141)	1985 (g)	5/95
Summit Deer Creek	-	3,537	-	19,010	3,846	18,701	22,547	(2,340)	2/99-6/00	1/98
Summit Del Ray	(c)	3,120	-	16,015	5,402	13,733	19,135	(5,803)	1/92-2/93	1/92
Summit Doral	30,963	3,099	-	20,773	3,136	20,736	23,872	(3,069)	12/97-11/99	12/96
Summit Fair Lakes	48,340	9,521	-	38,813	9,557	38,777	48,334	(5,967)	6/97-8/99	12/96
Summit Fair Oaks	(e)	4,356	17,215	1,439	4,356	18,654	23,010	(4,512)	1990 (g)	12/97
Summit Fairview	-	404	-	6,402	537	6,269	6,806	(3,960)	3/82-3/83	3/82
Summit Foxcroft	6,900	925	3,797	1,199	925	4,996	5,921	(1,975)	1979 (g)	5/95
Summit Glen	(c)	3,652	-	14,199	3,693	14,158	17,851	(5,431)	5/90-8/92	4/90
Summit Governor's Village	(e)	1,622	-	15,674	1,643	15,653	17,296	(2,693)	8/97-12/98	7/97
Summit Grandview	(e)	2,527	-	48,739	2,684	48,582	51,266	(5,415)	7/98-12/00	3/98
Summit Grand Parc	-	7,700	-	35,812	8,512	35,000	43,512	(1,182)	4/00-12/02	6/99
Summit Highland	-	1,374	-	6,868	1,374	6,868	8,242	(3,728)	3/86-1/87	11/85
Summit Hunter's Creek	-	2,193	-	18,568	2,195	18,566	20,761	(2,299)	3/99-3/00	11/98
Summit Lake	(e)	1,712	-	29,079	2,511	28,280	30,791	(5,205)	9/96-1/99	4/96
Summit Lansdowne	-	26,767	70,026	-	26,766	70,027	96,793	-	2002 (g)	12/03
Summit Largo	(c)	3,074	-	15,412	3,077	15,409	18,486	(2,074)	10/98-3/00	10/98
Summit at Lenox	-	10,800	22,997	10,940	11,157	33,580	44,737	(6,051)	1965 (g)	7/98
Summit Norcroft	-	1,453	-	11,455	1,634	11,274	12,908	(4,154)	2/90-11/97	12/89
Summit On the River	(c)	3,212	-	22,216	3,212	22,216	25,428	(5,329)	8/95-6/97	10/94
Summit Overlook	22,889	2,376	-	26,374	4,074	24,676	28,750	(2,269)	1/00-12/01	2/99
Summit Peachtree City	(e)	3,453	-	29,828	4,476	28,805	33,281	(2,556)	2/00-9/01	4/98
Summit Plantation	(c)	7,440	18,485	18,476	7,440	36,961	44,401	(8,212)	1/94-11/97	4/96
Summit Portofino	(e)	3,864	24,504	1,135	3,864	25,639	29,503	(5,668)	1995 (g)	1/97
Summit Reston	-	5,434	26,255	2,736	6,110	28,315	34,425	(10,059)	1987 (g)	4/94
Summit Roosevelt	-	10,100	-	36,153	13,546	32,707	46,253	(788)	12/01-3/03	1/01
Summit Russett (h)	50,000	5,723	-	28,726	5,723	28,726	34,449	(5,024)	7/95-6/00	11/94
Summit Sedgebrook	(e)	2,392	-	22,236	2,478	22,150	24,628	(4,223)	6/96-5/99	1/96
Summit Shiloh (h)	(e)	1,592	12,125	4,102	2,125	15,694	17,819	(1,710)	10/99(g)	8/00
Summit Simsbury	(f)	650	4,570	859	650	5,429	6,079	(2,023)	1985 (g)	5/95
Summit Square	-	2,757	-	16,768	3,775	15,750	19,525	(7,011)	3/89-8/90	2/89
Summit St. Clair	(c)	3,024	24,040	617	3,024	24,657	27,681	(4,626)	1997 (g)	3/98
Summit Stockbridge	-	1,800	-	21,564	4,185	19,179	23,364	(813)	12/01-9/03	7/01
Summit Sweetwater	(e)	3,013	18,627	480	3,012	19,108	22,120	(2,343)	12/99(g)	8/00
Summit Touchstone	(f)	766	5,568	951	766	6,519	7,285	(2,321)	1986 (g)	5/95
Summit Valleybrook	-	7,300	-	30,539	8,959	28,880	37,839	(1,533)	10/00-12/02	9/00
Summit Westwood	(c)	1,989	-	22,863	2,042	22,810	24,852	(3,559)	10/97-5/99	9/97

Total		$ 191,097	$ 330,325	$ 754,381	$ 214,284	$ 1,061,519	$ 1,275,803	$ (169,003)

(a)	Includes buildings, building improvements, furniture, fixtures and equipment.
(b)
The aggregate cost for federal income tax purposes was $1.1 billion as of December 31, 2003. The amounts reflected above represent amounts for real estate communities only. Depreciable lives for the assets range from 5 to 40 years.

(c)	Collateral for fixed rate mortgage which had a balance of $133.0 million as of December 31, 2003.
(d)	Collateral for $10.6 million of letters of credit which serve as collateral for $10.3 million in tax-exempt bonds as of December 31, 2003.
(e)	Collateral for our secured credit facility which had balance of $119.0 million as of December 31, 2003.
(f)	Collateral for a fixed rate mortgage which had a balance of $7.9 million as of December 31, 2003.
(g)	Property purchased; date reflects year construction was completed.
(h)
Community was presented in two phases in prior years. Date acquired represents date first phase was acquired. Date of construction represents range from start of the first phase to completion of the second phase.

SUMMIT PROPERTIES PARTNERSHIP, L.P.
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Dollars in thousands)

A summary of activity for real estate assets and accumulated depreciation is as follows:

	Year Ended December 31,
	2003	2002	2001

Real Estate Assets (1):
Balance at beginning of year	$1,263,238	$1,266,068	$1,255,657

Acquisitions	155,215	17,866	-
Improvements	9,890	6,417	9,478
Developments	69,612	130,291	152,137
Disposition of property	(222,152)	(157,404)	(151,204)

	12,565	(2,830)	10,411

Balance at end of year	$1,275,803	$1,263,238	$1,266,068

Accumulated Depreciation (1):
Balance at beginning of year	$159,536	$155,242	$145,500
Depreciation	38,503	39,282	38,746
Disposition of property	(29,036)	(34,988)	(29,004)

Balance at end of year	$169,003	$159,536	$155,242

(1) Includes only apartment communities and does not include fixed assets used in property development, construction and management of apartment     communities.

