Form 10-Q
period 2004-03-31
SUMMIT PROPERTIES PARTNERSHIP L P
filed 2004-05-10
CIK 1034235

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SUMMIT PROPERTIES PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31,	December 31,
	2004	2003

ASSETS
Real estate assets:
Land and land improvements	$211,562	$197,760
Buildings and improvements	934,728	913,715
Furniture, fixtures and equipment	77,607	73,393

Total operating real estate assets	1,223,897	1,184,868
Less: accumulated depreciation	(152,447)	(143,027)

Net operating real estate assets	1,071,450	1,041,841
Net real estate assets - assets held for sale	66,392	67,017
Construction in progress	191,088	210,313

Net real estate assets	1,328,930	1,319,171
Cash and cash equivalents	3,373	2,687
Restricted cash	1,254	1,292
Investments in real estate joint ventures	3,002	3,096
Deferred financing costs, net of accumulated amortization of $7,044 in 2004 and $7,108 in 2003	7,691	7,694
Other assets	15,039	15,797
Other assets - assets held for sale	150	115

Total assets	$1,359,439	$1,349,852

LIABILITIES AND PARTNERS’ EQUITY
Liabilities:
Notes payable	$733,925	$715,807
Accrued interest payable	4,737	4,558
Accounts payable and accrued expenses	36,582	37,906
Distributions payable	11,737	11,724
Security deposits and prepaid rents	3,152	2,927
Notes payable and other liabilities - assets held for sale	10,415	10,608

Total liabilities	800,548	783,530

Partners’ common and preferred equity:
Series C preferred units – 2,200,000 issued and outstanding	53,547	53,547
Partnership common units issued and outstanding: 34,812,705 and 34,739,025
General partner – issued and outstanding, 348,127 and 347,390	5,783	5,857
Limited partner – issued and outstanding, 34,464,578 and 34,391,635	499,561	506,918

Total partners’ equity	558,891	566,322

Total liabilities and partners’ equity	$1,359,439	$1,349,852

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2004	2003

Revenues:
Rental	$33,150	$27,010
Other property income	2,598	1,804
Interest	236	642
Management fees - third party communities	147	170
Other income	134	360
Gain and interest income on compensation plans	280	188

Total revenues	36,545	30,174

Expenses:
Property operating and maintenance (exclusive of items listed below)	8,431	6,676
Real estate taxes and insurance	4,430	3,061
Depreciation and amortization	10,562	7,605
Interest	6,918	6,371
Deferred financing cost amortization	324	380
General and administrative	1,891	1,558
Property management - owned communities	1,494	1,320
Property management - third party communities	181	160
Liability adjustment and expense on compensation plans	280	188

Total expenses	34,511	27,319

Income from continuing operations before loss on unconsolidated real estate joint ventures	2,034	2,855
Loss on unconsolidated real estate joint ventures	(94)	(89)

Income from continuing operations	1,940	2,766

Discontinued operations:
Income from discontinued operations	1,764	3,068
Gain from disposition of discontinued operations	47	3,136

Total discontinued operations	1,811	6,204

Net income	3,751	8,970
Distributions to Series B preferred unitholders	-	(1,902)
Distributions to Series C preferred unitholders	(1,203)	(1,203)

Income available to common unitholders	2,548	5,865
Income available to common unitholders allocated to general partner	(25)	(59)

Income available to common unitholders allocated to limited partners	$2,523	$5,806

Per unit data – basic and diluted:
Income from continuing operations	$0.06	$0.09
Income from discontinued operations	0.05	0.20

Net income	0.11	0.29
Distributions to Series B preferred unitholders	-	(0.06)
Distributions to Series C preferred unitholders	(0.03)	(0.04)

Income available to common unitholders	$0.07	$0.19

Distributions declared	$0.34	$0.34

Weighted average units - basic	34,792,059	30,755,631

Weighted average units - diluted	35,008,586	30,777,361

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Series C
	Preferred	General	Limited
	Units	Partner	Partners	Total

Balance, December 31, 2003	$53,547	$5,857	$506,918	$566,322
Distributions to common unitholders	-	(117)	(11,637)	(11,754)
Redemption of common units	-	(2)	(211)	(213)
Contributions from Summit Properties Inc. related to:
Issuance of common stock	-	2	211	213
Exercise of common stock options	-	4	380	384
Issuance of unrestricted stock grants	-	12	1,171	1,183
Netdown of restricted and unrestricted stock grants	-	(5)	(488)	(493)
Amortization of restricted and unrestricted stock grants	-	1	143	144
Dividend reinvestment and stock purchase plan	-	-	43	43
Interest earned on employee notes receivable	-	(3)	(292)	(295)
Repayment of employee notes receivable	-	8	801	809
Distributions to preferred unitholders	-	(12)	(1,191)	(1,203)
Net income	-	38	3,713	3,751

Balance, March 31, 2004	$53,547	$5,783	$499,561	$558,891

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net income	$3,751	$8,970
Adjustments to reconcile net income to net cash provided by
operating activities:
Loss on unconsolidated real estate joint ventures	94	89
Gain on sale of real estate assets - discontinued operations	(47)	(3,136)
Issuance of stock grants	1,183	660
Depreciation and amortization	11,948	10,237
Amortization of deferred settlement on interest rate swap	-	(252)
Decrease in restricted cash	4	759
Increase in other assets	(608)	(136)
Increase in accrued interest payable	179	838
Increase (decrease) in accounts payable and accrued expenses	2,491	(4,922)
Increase (decrease) in security deposits and prepaid rents	250	(110)

Net cash provided by operating activities	19,245	12,997

Cash flows from investing activities:
Construction of real estate assets and land acquisitions	(19,131)	(17,027)
Proceeds from sale of real estate assets	-	30,009
Capitalized interest	(2,572)	(2,603)
Investment in real estate joint venture	-	(6,204)
Recurring capital expenditures	(1,329)	(799)
Non-recurring capital expenditures	(468)	(220)
Corporate and other asset additions and office tenant improvements	(303)	(44)
Decrease in notes receivable	-	1

Net cash (used in) provided by investing activities	(23,803)	3,113

Cash flows from financing activities:
Net borrowings on (repayments of) line of credit	7,900	(24,000)
Proceeds from issuance of mortgage debt	44,140	31,240
Repayments of mortgage debt	(364)	(1,369)
Proceeds from construction loan	1,956	-
Repayment of construction loan	(35,300)	-
Repayments of tax-exempt bonds	(220)	(220)
Payment of deferred financing costs	(378)	(585)
Net proceeds from dividend reinvestment and stock purchase plans	43	-
Dividends and distributions to unitholders	(11,735)	(10,448)
Distributions to Series B preferred unitholders	-	(1,902)
Distributions to Series C preferred unitholders	(1,203)	(1,203)
Proceeds from exercise of stock options	384	-
Netdown of restricted and unrestricted stock awards	(493)	(460)
Repurchase of common stock	-	(7,471)
Repayments of employee notes receivable	514	310

Net cash provided by (used in) financing activities	5,244	(16,108)

Net increase in cash and cash equivalents	686	2
Cash and cash equivalents, beginning of period	2,687	2,584

Cash and cash equivalents, end of period	$3,373	$ 2,586

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$6,799	$ 6,909

See notes to consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Unless the context otherwise requires, all references to "we," "our" or "us" in this report refer collectively to Summit Properties Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), and its subsidiaries. All references to "Summit" in this report refer to Summit Properties Inc., a Maryland corporation and the sole general partner of the Operating Partnership.

1.   Basis of P resentation

Summit conducts substantially all of its business through the Operating Partnership and its subsidiaries. As of March 31, 2004, Summit held 90.3% of our outstanding partnership interests, consisting of a 1.0% general partner interest and an 89.3% limited partner interest. Each common unit may be redeemed by the holder for cash equal to the fair value of a share of Summit’s common stock or, at our option, one share of common stock (subject to adjustment). We presently determine on a case-by-case basis whether we will cause Summit to issue shares of common stock in connection with a redemption of common units rather than paying cash. With each redemption of common units for common stock, Summit’s percentage ownership interest in the Operating Partnership will increase. Similarly, when Summit acquires a share of common stock under its common stock repurchase program or otherwise, it simultaneously disposes of one of our common units. In addition, whenever Summit issues shares of common stock for cash, Summit will contribute any resulting net proceeds to us and we will issue an equivalent number of common units to Summit.

Distributions to holders of common units are made to enable distributions to be made to Summit stockholders under Summit’s dividend policy. Federal income tax laws require Summit, as a Real Estate Investment Trust, to distribute 90% of its ordinary taxable income. We make distributions to Summit to enable it to satisfy this requirement.

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We have included all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year. You should read our December 31, 2003 audited financial statements and notes included in our Annual Report on Form 10-K in conjunction with these interim statements. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

Per Unit Data - Basic earnings per unit are computed based upon the weighted average number of units outstanding during the respective period. The difference between "basic" and "diluted" weighted average units is the dilutive effect of Summit’s stock-based compensation outstanding. The number of units added to weighted average units outstanding for the diluted calculation was 216,527 for the three months ended March 31, 2004. The number of units added to weighted average units outstanding for the diluted calculation was 21,730 for the three months ended March 31, 2003. Dilution caused by these options had no effect on net income per unit for the three months ended March 31, 2004 or 2003.

Stock-Based Compensation – Summit has a Stock Option and Incentive Plan (the "Option and Incentive Plan") and an Employee Stock Purchase Plan ("ESPP"). Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," prospectively to all stock options granted, modified, or settled after January 1, 2003 as allowed by SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure."

Business Segments - We develop, acquire, and operate primarily luxury apartment communities. Due to the similarities of our communities and their similar economic characteristics as exhibited through similar long-term financial performance, our communities have been aggregated into one reportable segment as allowed by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The following are condensed balance sheets as of March 31, 2004 and December 31, 2003 and condensed statements of earnings for the three months ended March 31, 2004 and 2003 for Station Hill (in thousands). The balance sheets and statements of earnings set forth below reflect the financial position and operations of Station Hill in its entirety, not just our interest in the joint venture .

	Balance Sheets

	March 31,	December 31,
	2004	2003

Real estate assets, net	$69,177	$69,795
Cash and cash equivalents	1,099	690
Other assets	207	312

Total assets	$70,483	$70,797

Mortgages payable	$57,645	$57,870
Other liabilities	828	544
Partners' capital	12,010	12,383

Total liabilities and partners' capital	$70,483	$70,797

	Statements of Earnings

	Three Months Ended March 31,
	2004	2003

Revenues	$2,298	$2,369

Expenses:
Property operating	939	953
Depreciation and amortization	765	765
Interest	967	981

Total expenses	2,671	2,699

Net loss	$(373)	$(330)

Prior to July 3, 2003, we owned a 29.78% interest in a joint venture named SZF, LLC, which owns substantially all of the interests in Coral Way, LLC, a limited liability company that is developing, through a third-party contractor, an apartment community in Miami, Florida. On July 3, 2003, we purchased our joint venture partner’s 70.22% interest in SZF, LLC for $10.0 million in cash. The community will consist of 323 apartment homes and approximately 17,500 square feet of office/retail space. The limited liability company also owns an adjacent piece of land. The construction costs are being funded through the equity that the joint venture contributed to the limited liability company and by a loan to that company from an unrelated third party. We repaid the construction loan on January 30, 2004. As a result of construction costs exceeding the construction loan amount, SZF, LLC has agreed to advance to Coral Way, LLC the amount required to fund such costs in excess of the construction loan. Certain affiliates of the developer of the apartment community have guaranteed the reimbursement of those costs to Coral Way, LLC and SZF, LLC. These advances accrue a preferential return at the rate of eleven percent (11%) per year to be paid from the distributions from the joint venture. The preferred return will not be recognized until the community has earnings or gains to fund such a return. As of March 31, 2004, we had advanced $12.7 million to SZF, LLC which, in turn, advanced such amounts to Coral Way, LLC. Prior to July 3, 2003, this joint venture was accounted for under the equity method of accounting and its balance sheet and income statement information was not material to our consolidated financial statements taken as a whole. As a result of the purchase of our joint venture partners’ interest in SZF, LLC, the assets, liabilities and operating activities of this joint venture are now consolidated into our financial statements.

On August 12, 2003, we received notice of a suit filed by certain affiliates of Coral Way, LLC against us, Summit and Summit Management Company (the "Management Company") (see Part II, Item 1. "Legal Proceedings" included in this report). One of the remedies demanded in the suit is termination of the guarantee agreements to which reference is made above. We believe that the allegations made in this suit are not supported by the facts and we intend to vigorously defend against this suit. If we are successful, the guarantee agreements will remain in place and the guarantors will remain obligated to reimburse Coral Way, LLC and SZF, LLC for the costs in excess of the construction loan.

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

3.   Notes Payable

New Mortgages – On March 30, 2004, we obtained a $16.6 million mortgage note collateralized by Summit Ashburn Farm. This mortgage bears interest at a fixed rate of 4.69% until its maturity on April 1, 2011. The mortgage requires monthly principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity.

On March 30, 2004, we obtained a $27.5 million mortgage note collateralized by Summit Crest. This mortgage bears interest at a fixed rate of 4.63% until its maturity on April 1, 2011. The mortgage requires monthly interest payments only during the first year of the mortgage and requires monthly principal and interest payments on a 30-year amortization schedule starting with the second year of the mortgage with a balloon payment due at maturity.

Medium-Term Notes — On April 20, 2000, we commenced a new program for the sale of up to $250.0 million aggregate principal amount of medium-term notes ("MTNs"), due nine months or more from the date of issuance. We had notes with an aggregate principal amount of $95.0 million outstanding in connection with this MTN program as of March 31, 2004.

On May 29, 1998, we established a program for the sale of up to $95.0 million aggregate principal amount of MTNs due nine months or more from the date of issuance. We had MTNs with an aggregate principal amount of $25.0 million outstanding in connection with this MTN program as of March 31, 2004. As a result of the commencement of the $250.0 million MTN program, we cannot issue any additional notes under the $95.0 million MTN program.

The MTNs require that we comply with certain affirmative, negative and financial covenants. We were in compliance with these covenants as of March 31, 2004.

Unsecured Notes — The unsecured notes consist of $50.0 million of notes due in 2004 and $50.0 million of notes due in 2007. The unsecured notes require semi-annual interest payments until the end of the respective terms. The unsecured notes require that we comply with certain affirmative, negative and financial covenants. We were in compliance with these covenants as of March 31, 2004.

Credit Facilities — On July 28, 2003, we obtained a secured credit facility with a total current commitment of $200.0 million and current availability of $189.0 million. We have the ability to increase this commitment and availability pursuant to the terms of the credit agreement. The secured credit facility replaced our then-existing $225.0 million unsecured credit facility and provides funds for new development, acquisitions and general working capital purposes. This facility is secured by nine of our communities (Summit Fair Oaks, Summit Governor’s Village, Summit Grandview, Summit Lake, Summit Peachtree City, Summit Portofino, Summit Sedgebrook, Summit Shiloh and Summit Sweetwater) and matures in July 2008. As described in the credit agreement, loans under the credit facility are limited subject to debt service coverage and loan to value ratios and bear interest at the Reference Bill Index Rate (defined as the money market yield for the Reference Bills as established by the most recent Reference Bill auction conducted by Freddie Mac) plus 58 to 91 basis points depending on the level of debt service coverage. As of March 31, 2004, the outstanding balance of the credit facility was $126.9 million and the interest rate was 1.55%.

On July 28, 2003, we obtained an unsecured letter of credit facility, which matures in July 2008 and has a total commitment of $20.0 million. The letters of credit issued under this facility will serve as collateral for performance on contracts and as credit guarantees to banks and insurers. As of March 31, 2004, there were $7.5 million of letters of credit outstanding under this facility.

Construction Loan – Concurrent with the purchase of our joint venture partner’s equity interest in SZF, LLC in July 2003 (see Note 2), we consolidated the construction loan related to the community that is being developed by such joint venture. We repaid the construction loan on January 30, 2004.

4.   LAND SALE AND COMMUNITIES HELD FOR SALE

We did not sell any communities during the three months ended March 31, 2004. We sold one parcel of land for $88,000 during the three months ended March 31, 2004. This land was located at one of the communities which was held for sale as of March 31, 2004 and was sold to the municipality in which it is located as an easement for highway construction. We recognized a gain on sale of $47,000 related to this land.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," income and gain on disposition of real estate for communities sold or considered held for sale are reflected in our consolidated statements of earnings as "discontinued operations" for all periods presented. In addition, we have separately reflected the assets and liabilities of these communities as "Net real estate assets – assets held for sale," "Other assets – assets held for sale" and "Notes payable and other liabilities – assets held for sale" in our consolidated balance sheets for all periods presented.

We have five apartment communities, Summit Square and Summit Highland, both located in Raleigh, North Carolina, Summit Belmont, located in Fredericksburg, Virginia, Summit Fair Oaks, located in Fairfax, Virginia and Summit Reston, located in Reston, Virginia, which were all considered held for sale as of March 31, 2004. The real estate assets of these five communities were recorded at the lower of cost or fair value less costs to sell, or $66.4 million in the aggregate, as of March 31, 2004. The revenues from these five communities represented 9.6% of our revenues for the three months ended March 31, 2004.

Below is a summary of discontinued operations for the three months ended March 31, 2004 for the five communities considered held for sale as of that date, and for the three months ended March 31, 2003, for the five communities mentioned above as well as the eight communities sold since January 1, 2003.

	Three Months Ended March 31,

	2004	2003

Property revenues:
Rental	$3,657	$9,917
Other property	225	688

Total property revenues	3,882	10,605
Property operating expenses	1,217	3,931
Depreciation	838	2,227
Interest and amortization	63	1,379

Income from discontinued operations before gain on disposition of discontinued operations	1,764	3,068
Gain on disposition of discontinued operations	47	3,136

Total discontinued operations	$1,811	$6,204

5.   Notes Receivable from Employees

Summit’s Board of Directors believes that ownership of its common stock by its executive officers and certain other qualified employees aligns the interests of these officers and employees with the interests of Summit’s stockholders. To this end, Summit’s Board of Directors approved, and Summit instituted, a loan program. As a result of the Sarbanes-Oxley Act of 2002, Summit is no longer permitted to make loans to its executive officers and, therefore, new issuances to Summit’s executive officers under the loan program have been terminated. Under the terms of the loan program, Summit lent amounts to certain of its executive officers and other qualified employees to (a) finance the purchase of Summit’s common stock on the open market at then-current market prices, (b) finance the payment of the exercise price of one or more stock options to purchase shares of Summit’s common stock, or (c) finance the annual tax liability or other expenses of an executive officer related to the vesting of shares of common stock which constitute a portion of a restricted stock award granted to the executive officer. The relevant officer or employee has executed a promissory note and security agreement related to each loan extended. Each outstanding note bears interest at a rate established on the date of the note, is full recourse to the officers and employees and is collateralized by the shares of Summit’s common stock which are the subject of the loans. If the market price of Summit’s common stock falls materially below the price at which the shares of stock were purchased, the proceeds of the sale of the common stock may not be sufficient to repay the loan. As of March 31, 2004, Summit had employee loans receivable in the amount of $16.8 million which were collateralized by 810,953 shares of Summit’s common stock valued at $19.3 million. Summit had employee loans receivable in the amount of $17.4 million as of December 31, 2003.

6.   Commitments and Contingencies

The estimated cost to complete the five development projects currently under construction was $59.2 million as of March 31, 2004. Anticipated construction completion dates of the projects range from the second quarter of 2004 to the fourth quarter of 2006.

As collateral for performance on contracts and as credit guarantees to banks and insurers, we were contingently liable under standby letters of credit in the aggregate amount of $7.5 million as of March 31, 2004.

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

7.   Restricted And Unrestricted Stock

On January 2, 2004, Summit issued 27,982 shares of restricted stock valued at $658,000 pursuant to its 2001 Performance Stock Award Plan. One-half of these shares, valued at $329,000, vested on January 2, 2004. The remaining shares will vest in two equal annual installments on January 2, 2005 and January 2, 2006.

During the three months ended March 31, 2004, Summit issued 40,063 shares of unrestricted stock (representing 20% of the total 200,315 shares of common stock that could have been received by employees at the date of issuance) valued at $881,000 to employees under its 1994 Stock Option and Incentive Plan. During the three months ended March 31, 2003, Summit issued 33,342 shares of unrestricted stock (representing 15% of the total 222,270 shares of common stock that could have been received by employees at the date of issuance) valued at $660,000 to employees under the same plan. These shares were issued pursuant to stock award agreements entered into with certain of Summit’s employees dated February 6, 2002 (the "2002 Stock Grants"). The remaining shares will be issued based on the following schedule of dates and percentages: an additional 20% on each of March 1, 2005 and 2006 and the final 25% on March 1, 2007. As of March 31, 2004, following the issuance of the shares mentioned above and certain employee forfeitures, a total of 130,205 shares remained available for issuance under the 2002 Stock Grants. The respective employee will receive the applicable number of shares on each date if he or she continues to be employed by Summit on such date, or earlier upon his or her death or disability or upon a "change of control" of Summit. Employees surrendered 14,760 shares of stock during the three months ended March 31, 2004 and surrendered 12,589 shares during the three months ended March 31, 2003 to satisfy the personal income tax liability related to the 2002 Stock Grants and an additional 6,640 shares during the three months ended March 31, 2004 and 12,772 shares during the three months ended March 31, 2003 to satisfy the personal income tax liability related to shares of restricted stock granted prior to January 1, 2004 which vested during the three months ended March 31, 2004 and 2003, respectively.

8.   Preferred Units

On September 18, 2003, we redeemed all 3.4 million preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units for cash in the amount of $25.20 per unit plus all unpaid distributions through the redemption date. Distributions on the Series B preferred units were cumulative from the date of original issuance and were payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series B preferred units in the aggregate amount of $1.9 million during the three months ended March 31, 2003.

As of March 31, 2004, we had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. These preferred units are redeemable on or after September 3, 2004 for cash at a redemption price equal to the holder’s capital account. The holder of the Series C preferred units has the right to exchange these preferred units for shares of Summit’s Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceed 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $1.2 million during each of the three months ended March 31, 2004 and 2003.

9.   Derivative Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We generally do not utilize derivative financial instruments for trading or speculative purposes.

On June 14, 2002, we entered into an interest rate swap with a notional amount of $50.0 million, relating to $50.0 million of 7.20% fixed rate notes issued under our medium-term note program. Under the interest rate swap agreement, through the maturity date of August 15, 2007, (a) we have agreed to pay to the counterparty the interest on a $50.0 million notional amount at a floating interest rate of three-month LIBOR plus 241.75 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate of the underlying debt obligation. The floating rate as of March 31, 2004 was 3.5375%. The fair value of the interest rate swap was an asset of approximately $3.8 million as of March 31, 2004. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded in "Other assets" in our consolidated balance sheets. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

10.   Common Stock Repurchase Program

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

Summit made no stock repurchases during the three months ended March 31, 2004. As of March 31, 2004, Summit had repurchased 1.2 million shares of its common stock valued at $23.6 million (an average price per share of $18.88) under this plan. Summit had $32.4 million remaining for authorized repurchases under the program as of March 31, 2004.

11.   Supplemental Cash Flow Information

Non-cash investing and financing activities for the three months ended March 31, 2004 and 2003 are as follows:

A.	We accrued distributions payable of $11.7 million as of March 31, 2004 and December 31, 2003.
B.
Summit granted 40,063 shares of unrestricted stock valued at $881,000 during the three months ended March 31, 2004. There were 14,760 shares of stock valued at $325,000 surrendered to satisfy the income tax liability of grantees during the same period.

C.
Summit granted 33,342 shares of unrestricted stock valued at $660,000 during the three months ended March 31, 2003. There were 25,361 shares of stock valued at $460,000 surrendered to satisfy the income tax liability of grantees during the same period.

D.
On January 2, 2004, Summit issued 27,982 shares of restricted stock valued at $658,000 pursuant to its 2001 Performance Stock Award Plan. One-half of these shares, valued at $329,000, vested on January 2, 2004. The remaining shares will vest in two equal annual installments on January 2, 2005 and January 2, 2006.

E.	Summit issued 14,456 shares of common stock in exchange for 14,456 common units during the three months ended March 31, 2004. The value of these shares of common stock was $213,000.

12.  SUBSEQUENT EVENTS

Subsequent to March 31, 2004, we executed separate contracts to purchase two communities in Charlotte, North Carolina for an aggregate purchase price of $62.8 million. The acquisitions of these two communities are expected to be completed before the end of the second quarter of 2004 and are subject to normal and customary closing terms.

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

Executive Summary

We focus on the operation, development and acquisition of luxury apartment communities in select neighborhoods throughout the Southeast and Mid-Atlantic United States. We focus our efforts in five markets which consist of Washington, D.C., Southeast Florida, Atlanta, Raleigh and Charlotte. As of March 31, 2004, our portfolio consisted of 47 completed communities comprising 14,382 apartment homes; four communities owned in a joint venture, comprised of 1,203 apartment homes; and four apartment communities with 1,403 apartment homes in various stages of development.

Our income from continuing operations is generated primarily from operations of our apartment communities. The changes in operating results from period to period reflect changes in existing community performance and changes in the number of apartment homes due to development, acquisition, or disposition of communities. To better understand our overall operating performance, our communities have been categorized in five "status" groups. We consider a community to be "stabilized" when it has attained a physical occupancy level of at least 93%. A community that we have developed is deemed "same-property" when stabilized for at least one year as of the beginning of the current year. A community that we have acquired is deemed "same-property" when we have owned it for one year or more as of the beginning of the current year. A community is deemed to be a "stabilized development" community when stabilized as of the beginning of the current year but not the entire prior year. A "lease-up" community is defined as one that has commenced rental operations but was not stabilized as of the beginning of the current year. As of March 31, 2004, we had 11,006 same-property apartment homes in 37 communities, 1,095 acquisition apartment homes in two communities, 1,997 stabilized development apartment homes in seven communities and 1,199 lease-up apartment homes in four communities (three of which communities comprising 915 apartment homes are not yet complete).

During 2003, we developed and implemented a rent optimization software program. This program will help us manage revenue by allowing us to set daily rents on apartment homes as they become available for rental. Automating the balance between vacancy and rents provides a more efficient method to pricing and will be a valuable tool to help us manage our properties at their greatest rental revenue producing potential.

We have been experiencing weakening apartment fundamentals over the past several years due to the downturn of the national economy as well as declining economic conditions in our markets. As a result, local demand for apartment homes has declined due to lower job growth and/or job losses, primary drivers of apartment demand, which has led to lower rental rates in order to maintain desired occupancy rates. Additionally, the low interest rate environment has produced record home sales which, when combined with the slowing economy, has reduced the number of prospective residents. The low interest rate environment has also provided the opportunity for developers to continue to add to the supply of apartments in our markets.

Looking forward, we view the primary risk to our business as continued economic malaise in our markets. However, we believe that fundamentals in our markets have stabilized. Our core markets produced 115,000 new jobs during the twelve months ended February 2004, which we expect will drive future demand. Additionally, permit issuance in 2003 was at a six-year low and we expect that this will result in a decreased supply of competitive apartment homes during 2004. Among our five markets, the fundamentals in our Washington, D.C. and South Florida markets are the strongest, and we expect the ability to raise rents to return to these markets first.  Fundamentals are not as strong in the Atlanta, Charlotte and Raleigh markets, and, accordingly, we expect it will take longer for the ability to raise rents to gain momentum in these markets. We will continue to closely monitor and act upon key market dynamics by making disciplined strategic investments, sound operating decisions, and utilizing prudent financial measures.

Critical Accounting Policies

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). A summary of our significant accounting policies is disclosed in Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We consider critical accounting policies to be those policies that have the most impact on the reporting of our financial condition and those requiring significant judgments and estimates. Our critical accounting policies relate to cost capitalization and asset impairment evaluation.

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

During the development and construction of a new community, we capitalize all direct and indirect costs, including interest related to apartment construction and certain operational costs for communities under construction and in lease-up. Included in these costs is management’s estimate of the portion of internal costs that are incremental and considered related to such development activities. The amounts capitalized depend on the timing of such activities. Interest costs are capitalized in accordance with SFAS No. 34, "Capitalization of Interest Cost," based on the ratio of those units available for rental to the total number of units in the community, and depreciated over the lives of the constructed assets. We capitalize the cost of our development department efforts to projects currently under construction, currently at a rate of 3.0% of such construction assets. Such costs are then depreciated over the lives of the constructed assets upon their completion. We treat each unit in an apartment community separately for capitalization and expense recognition purposes, resulting in a proration of interest and operational costs in a development community between costs that are capitalized or expensed. As units become available for their intended use, we cease capitalization of interest and operational costs on those units based on the ratio of those units available for rental to the total number of units in the community.

Asset Impairment Evaluation

We record our real estate assets to be held and used at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a community may be impaired, we will assess its recoverability by estimating the undiscounted future cash flows of the community. If our recoverability assessment results in an indication of impairment for communities to be held and used, or if a community is considered to be held for sale, then we determine the community’s fair value. Applying capitalization rates to a community’s property operating income is a widely used measure of fair value. Determining appropriate capitalization rates requires significant judgment and is generally based on the prevailing rate for the submarket in which the community is located. Capitalization rates can fluctuate due to changes in the general economy or within specific submarkets. If the actual capitalization rate for a community varies significantly from management’s estimate, the impairment evaluation may be significantly affected. For assets to be held and used, if the carrying amount exceeds the undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the community and such loss would be included in income from continuing operations. Assets to be disposed of are recorded at the lower of carrying amount or fair value less cost to sell. An impairment loss will be recognized for any write-down to fair value less cost to sell and reported in the discontinued operations section of the consolidated statements of earnings.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we present operating results of communities we consider held for sale, as well as those sold, in discontinued operations in our consolidated statements of earnings.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

Net income decreased to $3.8 million for the three months ended March 31, 2004 from $9.0 million for the same period in 2003 primarily due to a decrease of $3.1 million in gain on disposition of discontinued operations. In the first quarter of 2003, we sold one community, whereas in 2004, there were no community sales.

Income from continuing operations before loss on unconsolidated real estate joint ventures decreased to $2.0 million for the three months ended March 31, 2004 from $2.9 million for the same period 2003. The primary factors causing this decrease are a decrease in interest income due to a decrease of $246,000 in interest earned on sales proceeds placed with qualified intermediaries in accordance with like-kind exchange rules and regulations as well as a decrease in other income due to proceeds received in 2003 related to a pursuit project which did not come to fruition, with no similar fee in 2004. In addition, general and administrative expenses increased by $333,000 primarily due to an increase of $311,000 related to performance-based compensation.

We evaluate community performance based on growth of property operating income, which is defined as rental and other property revenues less property operating and maintenance expense. We believe that property operating income is a meaningful measure for an investor’s analysis of community performance as it represents the most consistent, comparable operating performance among our communities. Depreciation is a fixed cost not controllable by our property management staff and not all communities are encumbered by financing instruments. Therefore, all property operating and maintenance expense amounts in this Management’s Discussion and Analysis section are presented before depreciation, interest and amortization. Property operating income does not include any allocation of corporate overhead. You should not consider property operating income as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or as an alternative to cash flows from operating activities (determined in accordance with GAAP), as a measure of our liquidity. Our calculation of property operating income may differ from the methodology and definition used by other apartment companies, and, accordingly, may not be comparable to similarly entitled measures used by other apartment companies.

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

A summary of our apartment homes (excluding joint ventures) for the three months ended March 31, 2004 and 2003 is as follows:

	2004	2003

Apartment homes at January 1 of the year	14,554	15,428
Developments which began rental operations during the period	743	502
Sale of apartment homes	-	(240)

Apartment homes at March 31 of the year	15,297	15,690

The property operating income of our communities (excluding joint venture communities) and a reconciliation to income available to common unitholders is summarized below (dollars in thousands):

	Three Months Ended March 31,

	2004	2003	% Change

Property revenue:
Same-property communities	$29,223	$29,269	-0.2%
Acquisition communities	3,772	-	100.0%
Stabilized development communities	6,200	3,476	78.4%
Lease-up communities	435	-	100.0%
Disposition communities	-	6,674	-100.0%

Total property revenue	39,630	39,419	0.5%

Property operating and maintenance expense:
Same-property communities	9,867	9,578	3.0%
Acquisition communities	1,387	-	100.0%
Stabilized development communities	2,563	1,346	90.4%
Lease-up communities	261	2	12950.0%
Disposition communities	-	2,742	-100.0%

Total property operating and maintenance expense	14,078	13,668	3.0%

Property operating income:
Same-property communities	19,356	19,691	-1.7%
Acquisition communities	2,385	-	100.0%
Stabilized development communities	3,637	2,130	70.8%
Lease-up communities	174	(2)	8800.0%
Disposition communities	-	3,932	-100.0%

Property operating income	25,552	25,751	-0.8%

Interest and other income	370	1,002	-63.1%
Management fees - third party communities	147	170	-13.5%
Depreciation and amortization expense (continuing
and discontinued operations)	(11,400)	(9,832)	15.9%
Interest and amortization of deferred financing costs
(continuing and discontinued operations)	(7,305)	(8,130)	-10.1%
General and administrative expense	(1,891)	(1,558)	21.4%
Property management - owned communities	(1,494)	(1,320)	13.2%
Property management - third party communities	(181)	(160)	13.1%
Loss on real estate joint ventures	(94)	(89)	5.6%
Gain on sale of real estate assets (continuing and
discontinued operations)	47	3,136	-98.5%
Distributions to Series B and Series C preferred
unitholders	(1,203)	(3,105)	-61.3%

Income available to common unitholders	$2,548	$5,865	-56.6%

Operating Performance of our Same-Property Communities

The operating performance of our same-property communities is summarized below (dollars in thousands, except average rent per occupied apartment home). The comparison of 2004 to 2003 includes those communities and apartment homes that were considered same-property as of March 31, 2004.

	Three Months Ended March 31,

	2004	2003	% Change

Property revenues:
Rental	$27,127	$27,478	-1.3%
Other	2,096	1,791	17.0%

Total property revenues	29,223	29,269	-0.2%

Property operating expenses:
Personnel	2,589	2,380	8.8%
Advertising and promotion	395	354	11.6%
Utilities	1,535	1,531	0.3%
Building repairs and maintenance	1,045	1,284	-18.6%
Real estate taxes and insurance	3,899	3,609	8.0%
Other operating expense	404	420	-3.8%

Total property operating expense	9,867	9,578	3.0%

Property operating income	$19,356	$19,691	-1.7%

Average physical occupancy	94.2%	94.7%	-0.5%

Average rent per occupied apartment home	$872	$889	-1.9%

Number of apartment homes	11,006	11,006

Number of apartment communities	37	37

Property revenues remained stable at $29.2 million for the three months ended March 31, 2004 and $29.3 million for the same period in 2003. Personnel costs increased by $209,000, or 8.8%, from 2003 to 2004 primarily due to an increase in medical costs in 2004 when compared to 2003. Real estate taxes and insurance increased by $290,000, or 8.0%, from 2003 to 2004 primarily due to an increase in insurance rates and an increase in expected real estate tax rates and valuations in 2004 when compared to 2003. Repairs and maintenance expense decreased by $239,000, or 18.6%, from 2003 to 2004 primarily due to the fact that turnover of our same-property apartment homes due to move-outs is down 4.4% over the 2003 period and our maintenance personnel are completing more in-house painting and other repair work rather than having third-party vendors complete such tasks.

Operating Performance of our Acquisition Communities

On May 6, 2003, we purchased certain assets of Brickell Grand, Inc., including the community known as Summit Brickell and a note receivable from the developer, located in Miami, Florida for $59.4 million. Summit Brickell contains 405 apartment homes and approximately 18,000 square feet of retail space. On December 31, 2003, we purchased Summit Lansdowne, located in Loudon County, Virginia, for $99.2 million. Summit Lansdowne contains 690 apartment homes. We did not acquire any communities during the first quarter of 2003. The operating performance of our acquisition communities is summarized below (dollars in thousands, except average rent per occupied apartment home):

	Three Months Ended March 31,

	2004	2003

Property revenues:
Rental	$3,581	$-
Other	191	-

Total property revenues	3,772	-
Property operating expenses	1,387	-

Property operating income	$2,385	$-

Average physical occupancy	92.2%	-

Average rent per occupied apartment home	$1,195	-

Number of apartment homes	1,095	-

Operating Performance of our Stabilized Development Communities

Stabilized development communities include seven communities with a total of 1,997 apartment homes (Summit Valleybrook, Summit Brookwood, Summit Grand Parc, Summit Roosevelt, Summit Stockbridge, Summit at Lenox and Summit Reunion Park I). Summit at Lenox is an existing community with 431 apartment homes that has recently been undergoing major renovations. Its operating results are included in results of stabilized development communities as it has not yet reached stabilization after renovation. With the exception of Summit at Lenox, the communities considered stabilized development were in the early stages of lease-up (i.e. had not yet stabilized) during 2003 and, therefore, the levels of property operating income and average physical occupancy are lower in 2003 when compared to 2004. The average rent per occupied apartment home was $997 for the three months ended March 31, 2004. The operating performance of our stabilized development communities is summarized below (dollars in thousands, except average rent per occupied apartment home):

	Three Months Ended March 31,

	2004	2003

Property revenues:
Rental	$5,715	$3,255
Other	485	221

Total property revenues	6,200	3,476
Property operating expenses	2,563	1,346

Property operating income	$3,637	$2,130

Average physical occupancy	92.7%	57.7%

Number of apartment homes	1,997	1,997

Operating Performance of our Communities in Lease-Up

The table below summaries the four communities in lease-up during the three months ended March 31, 2004 (dollars in thousands):

					Average
					Physical
		Total	Actual/		Occupancy	% Leased
	Number of	Actual/	Anticipated	Actual/	Three Months	as of
	Apartment	Anticipated	Construction	Anticipated	Ended March	March 31,
Community	Homes	Cost	Completion	Stabilization	31, 2004	2004

Summit Silo Creek - Washington, D.C.	284	$39,040	Q1 2004	Q4 2004	37.1%	49.6%
Summit Reunion Park II - Raleigh, NC	172	10,800	Q2 2004	Q4 2004	11.6%	23.8%
Summit Brickell View - Miami, FL	323	74,000	Q4 2004	Q4 2005	0.0%	5.3%
Summit Las Olas - Ft. Lauderdale, FL	420	73,700	Q4 2004	Q1 2006	0.0%	6.9%

	1,199	$197,540

The actual stabilization dates for our communities in lease-up may be later than anticipated. The operating performance of our lease-up communities is summarized below (dollars in thousands). None of the communities in lease-up at March 31, 2004 had begun leasing activity as of March 31, 2003. Summit Brickell View and Summit Las Olas had begun pre-leasing activities as of March 31, 2004, but neither of these communities were complete, nor had residents occupied any units as of that date. Therefore, the information below does not include any rental income for these two communities for either year.

	Three Months Ended March 31,

	2004	2003

Property revenues:
Rental	$383	$-
Other	52	-

Total property revenues	435	-
Property operating expenses	261	2

Property operating income (loss)	$174	$(2)

Number of apartment homes	1,199	1,199

Operating Performance of our Disposition Communities

We did not dispose of any communities during the three months ended March 31, 2004.

The 2003 disposition communities consist of the former Summit Fairways, Summit Turtle Rock, Summit Camino Real, Summit Buena Vista, Summit Belcourt, Summit Las Palmas, Summit Arboretum and Summit San Raphael (comprised of an aggregate of 2,927 apartment homes), all of which were sold during the year ended December 31, 2003. With the exception of Summit Fairways, all of the communities disposed of during 2003 were located in Texas and, therefore, completed our exit of the Texas market.

The operating performance of the disposition communities is summarized below (dollars in thousands):

	Three Months Ended March 31,

	2004	2003

Property revenues:
Rental	$-	$6,194
Other	-	480

Total property revenues	-	6,674
Property operating expenses	-	2,742

Property operating income	$-	$3,932

Number of apartment homes	-	2,927

Communities Sold or Held for Sale

We did not sell any communities during the three months ended March 31, 2004. We sold one parcel of land for $88,000 during the three months ended March 31, 2004. This land was located at one of the communities which was held for sale as of March 31, 2004 and was sold to the municipality in which it is located as an easement for highway construction. We recognized a gain on sale of $47,000 related to this land.

During the three months ended March 31, 2003, we sold one community, Summit Fairways (240 apartment homes) for $18.8 million, resulting in an aggregate gain on sale of $3.1 million. Net proceeds from the sale of Summit Fairways of $18.3 million were used to reduce amounts outstanding under our credit facility.

In accordance with SFAS No. 144, net income and gain on disposition of real estate for communities sold or considered held for sale are reflected in our statements of earnings as "discontinued operations" for all periods presented. Below is a summary of discontinued operations for the three months ended March 31, 2004 for the five communities considered held for sale as of that date, and for the five communities mentioned above as well as the eight communities sold since January 1, 2003 for the three months ended March 31, 2003 (in thousands):

	Three Months Ended March 31,

	2004	2003

Property revenues:
Rental	$3,657	$9,917
Other property	225	688

Total property revenues	3,882	10,605
Property operating expenses	1,217	3,931
Depreciation	838	2,227
Interest and amortization	63	1,379

Income from discontinued operations before gain on disposition of discontinued operations	1,764	3,068
Gain on disposition of discontinued operations	47	3,136

Total discontinued operations	$1,811	$6,204

Development Activity

Development communities in process as of March 31, 2004 are summarized as follows (dollars in thousands):

		Total		Estimated	Anticipated
	Apartment	Estimated	Cost To	Cost To	Construction
Community	Homes	Costs	Date	Complete	Completion

Summit Reunion Park II - Raleigh, NC	172	$10,800	$9,631	$1,169	Q2 2004
Summit Brickell View - Miami, FL	323	74,000	71,223	2,777	Q4 2004
Summit Las Olas - Ft. Lauderdale, FL	420	73,700	70,245	3,455	Q4 2004
Summit Fairfax Corner - Washington, D.C.	488	74,500	22,717	51,783	Q4 2006

Total - communities under construction	1,403	233,000	173,816	59,184
Other development and construction costs (1)	-	-	17,272	-

	1,403	$233,000	$191,088	$59,184

(1) Consists primarily of land held for development and other pre-development costs.

The estimated cost to complete for the development communities listed above of $59.2 million represents substantially all of our material commitments for capital expenditures as of March 31, 2004.

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

Other Income and Expenses

Interest income decreased by $406,000 to $236,000 during the three months ended March 31, 2004 compared to the same period in 2003 primarily due to a reduction of $246,000 of interest earned on proceeds placed with qualified intermediaries in accordance with like-kind exchange rules and regulations and a reduction of interest earned on notes receivable of $116,000.

Other income decreased by $226,000 to $134,000 during the three months ended March 31, 2004 compared to the same period in 2003 primarily due to $222,000 in settlement proceeds received in 2003 related to a pursuit project which did not come to fruition with no similar fee earned in 2004.

Depreciation and amortization for both continuing and discontinued operations increased to $11.4 million during the three months ended March 31, 2004 from $9.8 million for the same period in 2003 primarily due to $1.1 million of amortization related to the intangible assets acquired with the 2003 acquisition communities.

Depreciation and amortization expense for continuing operations increased by $3.0 million to $10.6 million during the three months ended March 31, 2004 compared to the same period in 2003 primarily due to the amount described above in addition to depreciation recorded for recent development communities as well as for the communities acquired during 2003.

Interest expense for both continuing and discontinued operations decreased by $769,000 to $7.0 million for the three months ended March 31, 2004 when compared to the same period in 2003, primarily due to a decrease in our average effective interest rate of 0.57% in 2004 when compared to 2003.

General and administrative expenses increased by $333,000 to $1.9 million for the three months ended March 31, 2004 when compared to the same period in 2003 primarily due to an increase of $311,000 related to performance-based compensation. As a percentage of total revenues, general and administrative expenses were 4.7% in 2004 and 3.8% in 2003.

Property management expenses for both owned and third-party communities increased by $195,000 to $1.7 million for the three months ended March 31, 2004 when compared to the same period in 2003 primarily due to an increase in performance-based compensation of $299,000.

The $3.1 million gain on disposition of discontinued operations during the three months ended March 31, 2003 resulted from the disposition of one community, Summit Fairways, which was sold as part of our plan to dispose of assets that no longer meet our growth objectives or to make desired changes in the number of apartment homes in each of our markets.

Liquidity and Capital Resources

Liquidity

Net cash provided by operating activities increased to $19.2 million for the three months ended March 31, 2004 from $13.0 million for the three months ended March 31, 2003 primarily due to a decrease of $7.4 million in cash used for accounts payable and accrued expenses, driven by timing of real estate tax payments in 2004 when compared to those made in 2003.

Net cash used in investing activities was $23.8 million for the three months ended March 31, 2004. Net cash provided by investing activities was $3.1 million for the three months ended March 31, 2003. The increase in cash used in investing activities is primarily due to a decrease of $30.0 million in proceeds from the sale of real estate assets in 2004 when compared to 2003. Prior year cash proceeds from the sale of real estate assets included prior year expenditures from qualified like-kind exchange escrows that related to 2002 sales as well as proceeds received from the sale of one community during the three months ended March 31, 2003.

Net cash provided by financing activities was $5.2 for the three months ended March 31, 2004. Net cash used in financing activities was $16.1 million for the three months ended March 31, 2003. The increase in cash provided by financing activities during 2004 is primarily due to an increase in borrowings on the credit facility of $31.9 million, an increase in proceeds received from the issuance of mortgage debt of $12.9 million and a decrease in the amount of cash used to repurchase shares of our common stock of $7.5 million, all offset by an increase in the amount of cash used to repay the construction loan of $35.3 million.

As of January 1, 2004, we had $2.7 million of cash and cash equivalents and $70.0 million available under our credit facility. As of March 31, 2004, after considering the transactions listed below and our cash provided by operating activities of $19.2 million during the period, we had $3.4 million of cash and cash equivalents and $62.1 million available under our secured credit facility. During the three months ended March 31, 2004, we generated cash proceeds from various transactions, including:

  Issued $44.1 million in fixed rate mortgages collateralized by two communities; and
  Borrowed $7.9 million under our credit facility.

The proceeds were used primarily to:

  Construct development communities of $19.1 million;
  Repay $35.3 million under the construction loan; and
  Fund capital expenditures and other corporate additions and tenant improvements of $2.1 million.

Our outstanding indebtedness (excluding fair value adjustments of hedged debt instruments of $3.8 million) as of March 31, 2004 totaled $740.3 million. This amount includes $376.4 million in fixed rate conventional mortgages, $10.1 million of variable rate tax-exempt bonds, $220.0 million of unsecured notes, $6.9 million of variable rate mortgages and $126.9 million under our secured credit facility.

We expect that our primary uses of cash in 2004 will be to fund development spending (refer to the section entitled "Development Activity" on page 22 of this report), to fund debt maturities, acquisition opportunities and the possible redemption of the Series C Cumulative Redeemable Perpetual Preferred Units (see the section entitled "Preferred Units" below). Any decision to redeem the Series C Cumulative Redeemable Perpetual Preferred Units in the future will be made at our discretion, based on our evaluation of financial and other relevant factors at such time. Other uses of cash in 2004 will include funding principal amortization of debt, funding capital expenditures relating to maintaining our existing communities and to fund dividend and distribution payments.

We expect that the primary source of funds for these uses, in addition to our cash provided by operating activities, will be the proceeds from the disposition of communities as we continue our capital recycling strategy of selling older communities and using those proceeds to fund development and/or acquisition investment opportunities. We also may issue additional fixed rate mortgage debt or issue common or preferred equity, subject to market conditions. There can be no assurance that we will be able to effect any such financing transactions on favorable terms. In addition, we have adequate borrowing capacity under our credit facility.

Credit Facilities

On July 28, 2003, we obtained a secured credit facility with a total current commitment of $200.0 million and current availability of $189.0 million. We have the ability to increase this commitment and availability pursuant to the terms of the credit agreement. The secured credit facility replaced our $225.0 million unsecured credit facility and provides funds for new development, acquisitions and general working capital purposes. This facility is secured by nine of our communities (Summit Fair Oaks, Summit Governor’s Village, Summit Grandview, Summit Lake, Summit Peachtree City, Summit Portofino, Summit Sedgebrook, Summit Shiloh and Summit Sweetwater) and matures in July 2008. As described in the credit agreement, loans under the credit facility are limited subject to debt service coverage and loan to value ratios and bear interest at the Reference Bill Index Rate (defined as the money market yield for the Reference Bills as established by the most recent Reference Bill auction conducted by Freddie Mac) plus 58 to 91 basis points depending on the level of debt service coverage. As of March 31, 2004, the outstanding balance of the credit facility was $126.9 million and the interest rate was 1.55%.

On July 28, 2003, we obtained an unsecured letter of credit facility, which matures in July 2008 and has a total commitment of $20.0 million. The letters of credit issued under this facility will serve as collateral for performance on contracts and as credit guarantees to banks and insurers. As of March 31, 2004, there were $7.5 million of letters of credit outstanding under this facility.

New Mortgages

On March 30, 2004, we obtained a $16.6 million mortgage note collateralized by Summit Ashburn Farm. This mortgage bears interest at a fixed rate of 4.69% until its maturity on April 1, 2011. The mortgage requires monthly principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity.

On March 30, 2004, we obtained a $27.5 million mortgage note collateralized by Summit Crest. This mortgage bears interest at a fixed rate of 4.63% until its maturity on April 1, 2011. The mortgage requires monthly interest payments only during the first year of the mortgage and requires monthly principal and interest payments on a 30-year amortization schedule starting with the second year of the mortgage with a balloon payment due at maturity.

Preferred Units

On September 18, 2003, we redeemed all 3.4 million preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units for cash in the amount of $25.20 per unit plus all unpaid distributions through the redemption date. Distributions on the Series B preferred units were cumulative from the date of original issuance and were payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series B preferred units in the aggregate amount of $1.9 million during the three months ended March 31, 2003.

As of March 31, 2004, we had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. These preferred units are redeemable on or after September 3, 2004 for cash at a redemption price equal to the holder’s capital account. The holder of the Series C preferred units has the right to exchange these preferred units for shares of Summit’s Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceed 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $1.2 million during each of the three months ended March 31, 2004 and 2003.

Derivative Financial Instruments

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

We are party to an interest rate swap with a notional amount of $50.0 million, relating to $50.0 million of 7.20% fixed rate notes issued under our medium-term note ("MTN") program. Under the interest rate swap agreement, through the maturity date of August 15, 2007, (a) we have agreed to pay to the counterparty the interest on a $50.0 million notional amount at a floating interest rate of three-month LIBOR plus 241.75 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate of the underlying debt obligation. The floating rate as of March 31, 2004 was 3.5375%. The fair value of the interest rate swap was an asset of $3.8 million as of March 31, 2004. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded in "Other assets" in the accompanying balance sheets. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

Contractual Obligations

A summary of our future contractual obligations related to long-term debt, non-cancelable operating leases and other obligations as of March 31, 2004 is as follows (in thousands):

	Payments Due by Period

	2004	2005-2006	2007-2008	Thereafter	Total

Long-term debt principal payments and maturities	$51,167	$70,318	$325,521	$293,265	$740,271
Standby letters of credit (1)	6,036	1,472	-	-	7,508
Development expenditures (2)	25,864	33,320	-	-	59,184
Operating lease commitments (3)	149	314	295	212	970
Employment agreement payments (4)	300	800	800	1,200	3,100

Total	$83,516	$106,224	$326,616	$294,677	$811,033

(1)
As collateral for performance on contracts and as credit guarantees to banks and insurers, we were contingently liable under standby letters of credit in the aggregate amount of $7.5 million as of March 31, 2004.

(2)
The estimated cost to complete the four development projects currently under construction was $59.2 million as of March 31, 2004. Anticipated construction completion dates of the projects range from the second quarter of 2004 to the fourth quarter of 2006.

(3)	Includes operating leases related to rental of office space.
(4)
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

Subsequent to March 31, 2004, we executed separate contracts to purchase two communities in Charlotte, North Carolina for an aggregate purchase price of $62.8 million. The acquisitions of these two communities are expected to be completed before the end of the second quarter of 2004 and are subject to normal and customary closing terms.

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

Funds from Operations

Funds from Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), represents net income (loss) excluding gains from sales of property and extraordinary items, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with GAAP. Effective January 1, 2003, we no longer add back impairment losses when calculating FFO pursuant to NAREIT’s clarified FFO definition. Debt extinguishment costs which are recorded in discontinued operations because they were incurred directly as a result of the sale of a community are not specifically addressed by the NAREIT definition. Because of the limitations of the NAREIT FFO definition, we have made an interpretation in applying the definition to maintain consistent treatment with previous years' results. We include such debt extinguishment costs as a component of the community's total gain and, therefore, exclude them in the calculation of FFO. We believe that this interpretation is consistent with NAREIT's definition.

Our methodology for computing FFO may differ from the methodologies utilized by other real estate companies and, accordingly, may not be comparable to other real estate companies. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, nor is it indicative of funds available to fund our cash needs, including our ability to make dividend or distribution payments. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and to make capital expenditures. The denominator for FFO per share is diluted weighted average shares and units outstanding. Funds from Operations are calculated as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,

	2004	2003

Income available to common unitholders	$2,548	$5,865
Gain on sale of real estate assets	(47)	(3,136)
Depreciation and amortization:
Real estate assets	11,180	9,575
Real estate joint venture	189	189

Funds from Operations	$13,870	$12,493

Income available to common unitholders per share - diluted	$0.07	$0.19

Funds from operations per share - diluted	$0.40	$0.41

Recurring capital expenditures (1)	$1,329	$799

Non-recurring capital expenditures (2)	$468	$220

Weighted average shares and units outstanding -- basic	34,792,059	30,755,631

Weighted average shares and units outstanding -- diluted	35,008,586	30,777,361

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
  legislative and regulatory changes, including changes to laws governing the taxation of REITs;
  changes in GAAP, or policies and guidelines applicable to REITs; and
  those factors discussed below and in the sections entitled "Results of Operations for the Three Months Ended March 31, 2004 and 2003" on page 17 of this report, "Operating Performance of Our Same-Property Communities" beginning on page 19 of this report, "Factors Affecting the Performance of Our Stabilized Development Communities" beginning on page 20 of this report, "Operating Performance of Our Communities in Lease-Up" beginning on page 20 of this report and "Contractual Obligations" beginning on page 26 of this report.

You should consider these risks and uncertainties in evaluating forward-looking statements and you should not place undue reliance on forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this report. We do not undertake to update these forward-looking statements. You should read this quarterly report on Form 10-Q in its entirety in conjunction with our financial statements for the three months ended March 31, 2004 and the related notes included in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our financial market risk since the filing of our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures . As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of Summit’s management, including Summit’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of ourdisclosure controls and procedures. Based upon that evaluation, Summit’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We continue to review and document our disclosure controls and procedures, including our relevant internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)  Changes in Internal Control Over Financial Reporting . There was no change in our internal control over financial reporting that occurred during the first quarter of the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.   Legal Proceedings

On May 25, 2001, through our joint venture SZF, LLC, a Delaware limited liability company in which we owned 29.78% until July 3, 2003, on which date we purchased our joint venture partner’s 70.22% interest, we entered into an agreement with Brickell View, L..C. ("Brickell View"), a Florida limited liability company, and certain of its affiliates relating to the formation of Coral Way, LLC, a Delaware limited liability company, to develop a new community in Miami, Florida. Brickell View agreed to be the developer of that community and certain of its affiliates signed guarantees obligating them to pay certain costs relating to the development (see Note 2 to our unaudited consolidated financial statements, which accompany this report). On August 12, 2003, we received notice of a suit filed by Brickell View and certain of its affiliates against SZF, LLC and certain Summit entities, including us, Summit and Summit Management Company. The suit was originally filed in the Miami- Dade Circuit Court, but has been removed to the U.S. District Court for the Southern District of Florida. The suit relates to the business agreement among the parties in connection with the development and construction of the community by Coral Way. Brickell View and its affiliates allege breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duties and constructive fraud on the part of SZF, LLC and constructive fraud on the part of the Summit entities, and seek both a declaratory judgment that the guarantee agreements have been constructively terminated and unspecified monetary damages. We intend to enforce our rights under the joint venture agreements. Although we may determine to terminate the development agreement based on Brickell View’s failure to perform its obligations in accordance with the development agreement, we do not believe that there is any basis for allowing Brickell View or its affiliates to be released from their obligations under the development agreement or the guarantees. We believe that the allegations made by Brickell View and its affiliates are not supported by the facts and we intend to vigorously defend against this suit. On December 19, 2003, we received notice of a demand for arbitration asserted by Bermello, Ajamil & Partners, Inc. against Coral Way, LLC for unpaid architectural fees. In this demand, Bermello, Ajamil & Partners, Inc. allege that they are entitled to an increased architectural fee as a result of an increase in the cost of the project. We believe that the allegations made by Bermello, Ajamil & Partners, Inc. are not supported by the facts, and we will vigorously defend against this claim. Additionally, we will be asserting a cross-claim against Bermello, Ajamil & Partners, Inc. for damages related to the cost to correct certain structural and other design defects.

On May 6, 2003, we purchased certain assets of Brickell Grand, Inc. ("Brickell Grand"), including the community known as Summit Brickell. At the time of purchase, Summit Brickell was subject to a $4.1 million claim of construction lien filed by the general contractor, Bovis Land Lease, Inc. ("Bovis"), due to Brickell Grand’s alleged failure to pay the full amount of the construction costs. Bovis sought to enforce this claim of lien against Brickell Grand in a suit filed an October 18, 2002 in Miami-Dade Circuit Court, Florida. We have met with Bovis to discuss the validity of its claim and have requested access to its backup and documentation; however, Bovis, to date, has failed to honor this request. In mid-2003, litigation with Bovis was temporarily stayed pending mediation. In September 2003, Bovis filed an amended complaint seeking to enforce an increased claim of lien of $4.6 million. Mediation with Bovis ended unsuccessfully in November 2003. The litigation is proceeding in the Miami-Dade Circuit Court. As the current owner of Summit Brickell, which property is subject to the claim of lien, we are vigorously defending against these claims of lien and related litigation. As a result of several items claimed by Bovis in their amended claim of lien, we are asserting a counterclaim for a fraudulent mechanic’s lien, as well as counterclaims for breach of contract and breach of warranties. In early 2004, three subcontractors of Bovis, Gulf Plumbing, Inc., Big Bear Plastering, Inc., and Kone, Inc., filed separate suits in Miami-Dade Circuit Court against us, Brickell Grand, Bovis, and other named parties to enforce claims of construction lien and/or claims against the contractor’s bond in an aggregate amount of approximately $600,000 filed due to the defendants’ alleged failure to pay the full amount of the construction cost. These claims should be subject to dismissal based on the contractor’s bond, as well as other defenses, and we are vigorously defending against these claims.

Item 2.   Changes in Securities

During the three months ended March 31, 2004, we issued common units in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act in the amounts and for the consideration set forth below:

A.
On January 2, 2004, March 1, 2004 and March 10, 2004, Summit issued an aggregate of 74,869 shares of common stock pursuant to its 1994 Stock Option and Incentive Plan. Summit contributed the proceeds of $1.8 million in the aggregate to us in consideration of an aggregate 74,869 common units.

B.
On January 5, 2004, January 6, 2004, January 7, 2004 and January 22, 2004, Summit issued an aggregate of 18,300 shares of common stock pursuant to the exercise of stock options under its 1994 Stock Option and Incentive Plan. Summit contributed the aggregate proceeds of $384,000 to us in consideration of an aggregate of 18,300 common units

C.
On January 2, 2004, February 17, 2004 and February 20, 2004, Summit issued an aggregate of 1,786 shares of common stock pursuant to its dividend reinvestment and direct stock purchase plan. Summit contributed the aggregate proceeds of $43,000 to us in consideration of an aggregate of 1,786 common units.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the first quarter of 2004.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.6
Indemnification Agreements, dated as of various dates, by and among Summit, the Operating Partnership, and each director and each of the following executive officers of Summit: Steven R. LeBlanc, Michael L. Schwarz, Randall M. Ell, Gregg D. Adzema, Keith L. Downey and Todd R. Farrell (Incorporated by reference to Exhibit 10.3 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, File No. 001-12792).

10.7.8
Employment Agreement dated December 8, 2003 by and among Summit, Summit Management Company and Todd R. Farrell (incorporated by reference to Exhibit 10.8.8 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, File No. 001-12792).

10.8.6
Noncompetition Agreement, dated December 8, 2003 by and among Summit, Summit Management Company and Todd R. Farrell (incorporated by reference to Exhibit 10.9.6 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, File No. 001-12792).

10.9.6
Executive Severance Agreement, dated December 8, 2003 by and among Summit, Summit Management Company and Todd R. Farrell (incorporated by reference to Exhibit 10.10.6 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, File No. 001-12792).

* 12.1	Statement regarding calculation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2004.

* 31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
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

SUMMIT PROPERTIES PARTNERSHIP, L.P.
By: Summit Properties Inc., its General Partner

May 7, 2004	/S/ STEVEN R. L E BLANC

Steven R. LeBlanc
President and Chief Executive Officer

May 7, 2004	/S/ GREGG D. ADZEMA

Gregg D. Adzema
Executive Vice President and Chief Financial Officer

