Form 10-Q
period 2004-09-29
SUMMIT PROPERTIES PARTNERSHIP L P
filed 2004-11-09
CIK 1034235

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SUMMIT PROPERTIES PARTNERSHIP, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Real estate assets:
Land and land improvements	$ 222,283	$ 175,107
Buildings and improvements	978,215	843,127
Furniture, fixtures and equipment	83,821	65,083
Total operating real estate assets	1,284,319	1,083,317
Less: Accumulated depreciation	(146,498)	(119,448)
Net operating real estate assets	1,137,821	963,869
Net real estate assets - assets held for sale	115,849	209,920
Construction in progress	177,387	145,382
Net real estate assets	1,431,057	1,319,171
Cash and cash equivalents	3,009	2,687
Restricted cash	70,568	1,197
Investments in real estate joint ventures	2,821	3,096
Deferred financing costs, net of accumulated amortization
of $7,759 in 2004 and $7,108 in 2003	8,772	7,694
Other assets	18,284	17,827
Other assets - assets held for sale	48	210
Total assets	$1,534,559	$1,351,882

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Notes payable	$791,714	$682,463
Accrued interest payable	4,711	4,558
Accounts payable and accrued expenses	50,024	39,934
Distributions payable	11,748	11,724
Security deposits and prepaid rents	3,404	2,587
Notes payable and other liabilities - assets held for sale	483	44,294
Total liabilities	862,084	785,560

Partners’ common and preferred equity:
Series C preferred units - 2,200,000 issued and outstanding	53,547	53,547
Partnership common units issued and outstanding 34,808,631
and 34,739,025
General partner - outstanding 348,086 and 347,390	6,919	5,857
Limited partners - outstanding 34,460,545 and 34,391,635	612,009	506,918
Total partners’ equity	672,475	566,322

Total liabilities and partners’ equity	$1,534,559	$1,351,882

See notes to condensed consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, LP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Rental	$33,577	$27,330	$95,445	$76,950
Other property income	2,966	2,176	7,940	5,717
Management fees - third party communities	146	145	439	471
Total revenues	36,689	29,651	103,824	83,138

Expenses:
Property operating and maintenance
(exclusive of items listed below)	7,584	6,393	20,670	17,162
Real estate taxes and insurance	4,571	3,783	13,905	10,628
Depreciation and amortization	10,136	7,880	30,191	22,240
General and administrative	2,097	1,747	6,099	5,232
Postretirement benefits for former executive officers	1,536	-	1,536	-
Property management - owned communities	1,269	1,207	4,100	3,885
Property management - third party communities	154	148	496	475
Total expenses	27,347	21,158	76,997	59,622

Operating Income	9,342	8,493	26,827	23,516

Interest income	255	320	753	1,512
Other income	162	242	444	751
Interest expense	(8,325)	(7,048)	(22,728)	(19,868)
Deferred financing cost amortization	(477)	(1,165)	(1,138)	(1,877)
Loss on unconsolidated real estate joint ventures	(102)	(105)	(275)	(269)
Income from continuing operations	855	737	3,883	3,765

Income from discontinued operations	2,635	3,516	7,989	11,100
Gain on disposition of discontinued operations	127,442	2,119	137,482	8,377
Impairment loss on discontinued operations	(6,807)	-	(6,807)	-
Loss from early extinguishment of debt associated with asset sales	-	(2,510)	-	(4,018)
Income from discontinued operations	123,270	3,125	138,664	15,459

Net income	124,125	3,862	142,547	19,224
Distributions to Series B preferred unitholders	-	(1,691)	-	(5,495)
Distributions to Series C preferred unitholders	(1,203)	(1,203)	(3,609)	(3,609)
Excess of redemption amount over carrying amount of
preferred units	-	(2,963)	-	(2,963)
Income (loss) available to common unitholders	122,922	(1,995)	138,938	7,157
Income (loss) available to common unitholders allocated
to general partner	(1,229)	20	(1,389)	(72)
Income (loss) available to common unitholders allocated
to limited partners	$121,693	$(1,975)	$137,549	$7,085

SUMMIT PROPERTIES PARTNERSHIP, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(Dollars in thousands, except per unit amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Per unit data - basic:
Income from continuing operations	$0.02	$0.02	$0.11	$0.12
Income from discontinued operations	3.54	0.10	3.98	0.51
Net income	3.57	0.13	4.10	0.63
Distributions to Series B preferred unitholders	-	(0.06)	-	(0.18)
Distributions to Series C preferred unitholders	(0.03)	(0.04)	(0.10)	(0.12)
Excess of redemption amount over carrying amount of
preferred units	-	(0.10)	-	(0.10)
Income (loss) available to common unitholders	$3.53	$(0.07)	$3.99	$0.23

Per unit data - diluted:
Income from continuing operations	$0.02	$0.02	$0.11	$0.12
Income from discontinued operations	3.50	0.10	3.95	0.50
Net income	3.52	0.13	4.06	0.63
Distributions to Series B preferred unitholders	-	(0.06)	-	(0.18)
Distributions to Series C preferred unitholders	(0.03)	(0.04)	(0.10)	(0.12)
Excess of redemption amount over carrying amount of
preferred units	-	(0.10)	-	(0.10)
Income (loss) available to common unitholders	$3.49	$(0.07)	$3.96	$0.23

Distributions declared per common unit	$0.34	$0.34	$1.01	$1.01
Weighted average units - basic	34,808,041	30,498,918	34,803,198	30,562,828
Weighted average units - diluted	35,223,882	30,667,972	35,098,969	30,669,541

See notes to condensed consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
(Dollars in thousands)
(Unaudited)

	Series C
	Preferred	General	Limited
	Units	Partner	Partners	Total

Balance, December 31, 2003	$53,547	$5,857	$506,918	$566,322
Distributions to common unitholders	-	(352)	(34,943)	(35,295)
Redemption of common units	-	(9)	(846)	(885)
Contributions from Summit Properties related to:
Issuance of common stock	-	9	846	885
Exercise of common stock options	-	3	284	287
Issuance of restricted and unrestricted stock grants	-	12	1,170	1,182
Netdown of restricted and unrestricted stock grants	-	(5)	(517)	(522)
Amortization of restricted and unrestricted stock grants	-	3	306	309
Dividend reinvestment and stock purchase plan	-	-	129	129
Interest earned on employee notes receivable	-	(7)	(730)	(737)
Repayment of employee notes receivable	-	19	1,843	1,862
Distributions to preferred unitholders	-	(36)	(3,573)	(3,609)
Net income	-	1,425	141,122	142,547
Balance, September 30, 2004	$53,547	$6,919	$612,009	$672,475

See notes to condensed consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2004	2003
		(as revised,
Cash flows from operating activities:		See Note 14)
Net income	$142,547	$19,224
Adjustments to reconcile net income to net cash
provided by operating activities:
Excess of redemption amount over carrying amount of preferred units	-	2,287
Postretirement benefits for former executive officers	1,536	-
Loss on unconsolidated real estate joint ventures	275	269
Gain on sale of real estate assets - discontinued operations	(137,482)	(8,377)
Impairment loss on discontinued operations	6,807	-
Loss on early extinguishment of debt associated with asset sales	-	4,018
Depreciation and amortization	35,119	32,372
Amortization of deferred settlement on interest rate swap	-	(755)
Issuance of unrestricted stock grants	1,182	660
Decrease in restricted cash	3	531
(Increase) decrease in other assets	(1,724)	336
Increase in accrued interest payable	153	1,081
Increase in accounts payable and accrued expenses	12,976	3,202
Increase in security deposits and prepaid rents	697	240
Net cash provided by operating activities	62,089	55,088

Cash flows from investing activities:
Construction of real estate assets and land acquisitions	(85,470)	(67,540)
Acquisition of communities	(107,609)	(59,427)
Proceeds from sale of real estate assets	162,679	142,240
Capitalized interest	(7,140)	(7,926)
Investment in real estate joint venture	-	(21,415)
Contribution from historic tax credit venture partner	-	8,486
Recurring capital expenditures	(5,508)	(4,875)
Non-recurring capital expenditures	(1,848)	(1,749)
Corporate and other asset additions and office tenant improvements	(600)	(496)
Decrease in notes receivable	-	2,183
Net cash used in investing activities	(45,496)	(10,519)

Cash flows from financing activities:
Net borrowings on (repayments of) line of credit	9,400	(22,500)
Proceeds from issuance of mortgage debt	109,440	93,940
Repayments of mortgage debt	(1,188)	(28,240)
Proceeds from construction loan	1,956	6,475
Repayment of construction loan	(35,300)	-
Repayment of unsecured notes	(50,000)	-
Repayments of tax-exempt bonds	(10,345)	(220)
Payment of deferred financing costs	(2,416)	(3,614)
Payment for early extinguishment of debt	-	(4,018)
Net proceeds from dividend reinvestment and stock purchase plans	129	5
Distributions to common unitholders	(35,228)	(30,960)
Distributions to Series B preferred unitholders		(5,495)
Redemption of Series B preferred units	-	(85,000)
Excess of redemption amount over carrying amount of preferred units	-	(2,963)
Distributions to Series C preferred unitholders	(3,609)	(3,609)
Issuance of common stock	-	53,060
Exercise of stock options	287	1,626
Netdown of restricted and unrestricted stock grants	(522)	(460)
Repurchase of common stock	-	(15,193)
Net repayments of employee notes receivable	1,125	2,126
Net cash used in financing activities	(16,271)	(45,045)

Net increase (decrease) in cash and cash equivalents	322	(476)
Cash and cash equivalents, beginning of year	2,687	2,584
Cash and cash equivalents, end of period	$3,009	$2,108

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$22,815	$22,520
See notes to condensed consolidated financial statements.

SUMMIT PROPERTIES PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unless the context otherwise requires, all references to “we,” “our” or “us” in this report refer collectively to Summit Properties Partnership, L.P., a Delaware Limited Partnership (the “Operating Partnership”). All references to “Summit” in this report refer to Summit Properties Inc., a Maryland corporation and the sole general partner of the Operating Partnership.

1. BASIS OF PRESENTATION

Summit conducts substantially all of its business through the Operating Partnership and its subsidiaries. As of September 30, 2004, Summit held 90.4% of our outstanding partnership interests, consisting of a 1.0% general partner and an 89.4% limited partner interest. Each common unit may be redeemed by the holder for cash equal to the fair value of a share of Summit’s common stock or, at our option, one share of common stock (subject to adjustment). We presently determine on a case-by-case basis whether we will cause Summit to issue shares of common stock in connection with a redemption of common units rather than paying cash. With each redemption of common units for common stock, Summit’s percentage ownership interest in the Operating Partnership will increase. Similarly, when Summit acquires a share of common stock under its common stock repurchase program or otherwise, it simultaneously disposes of one of our common units. In addition, whenever Summit issues shares of common stock for cash, Summit will contribute any resulting net proceeds to us and we will issue an equivalent number of common units to Summit.

We focus on the operation, development and acquisition of luxury apartment communities in select neighborhoods throughout the Southeast and Mid-Atlantic United States. We focus our efforts in five markets: Washington, D.C., Southeast Florida, Atlanta, Raleigh and Charlotte. As of September 30, 2004, our portfolio consisted of 43 completed communities comprising 13,603 apartment homes; four communities owned in a joint venture, comprised of 1,203 apartment homes; and four communities with 1,715 apartment homes in various stages of development.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We have included all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year. You should read our December 31, 2003 audited financial statements and notes included in our Annual Report on Form 10-K in conjunction with these interim statements.

Per Unit Data - Basic earnings per unit are computed based upon the weighted average number of common units of partnership interest outstanding during the respective period. The difference between “basic” and “diluted” weighted average units is the dilutive effect of Summit’s stock-based compensation outstanding. The number of units added to the weighted average units outstanding for the diluted calculation was 295,771 units for the nine months ended September 30, 2004 and 415,841 units for the three months ended September 30, 2004. The number of units added to the weighted average units outstanding for the diluted calculation was 169,054 and 106,714 units for the three an d nine months ended September 30, 2003, respectively. Dilution caused by these options had a $0.05 and $0.04 effect on net income per unit for the three and nine months ended September 30, 2004, respectively, and had no effect on net income per unit for the three and nine months ended September 30, 2003.

Stock-Based Compensation - Summit has a Stock Option and Incentive Plan (the “Option and Incentive Plan”) and an Employee Stock Purchase Plan (“ESPP”). Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” prospectively to all stock options granted, modified, or settled after January 1, 2003 as allowed by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”

The following table reflects the effect on net income and earnings per unit had the fair value based method been applied to all options granted in each period (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income as reported	$124,125	$3,862	$142,547	$19,224
Stock-based employee compensation included
in reported net income	253	285	769	819
Stock-based employee compensation
determined under fair value based method	(315)	(394)	(971)	(1,144)
Pro forma net income	$124,063	$3,753	$142,345	$18,899

Net income per unit as reported - basic	$3.57	$0.13	$4.10	$0.63
Net income per unit as reported - diluted	$3.52	$0.13	$4.06	$0.63
Pro forma net income per unit - basic	$3.56	$0.12	$4.09	$0.62
Pro forma net income per unit - diluted	$3.52	$0.12	$4.06	$0.62

Allocation of the Cost of Communities Acquired - The cost of communities acquired is allocated to tangible and intangible assets and liabilities based on their relative fair values. We estimate the fair value of the acquired tangible assets, which generally consist of land, buildings and furniture and fixtures, and intangible assets and liabilities, which generally represent the value of above-market and below-market leases, in-place leases and tenant relationships, of the community acquired and allocate the purchase price on a pro-rata basis to each component.

The fair value of tangible assets acquired is determined by valuing the community as if it were vacant by applying methods similar to those used by independent appraisers of income-producing property. The resulting value is then allocated to land, buildings and furniture, fixtures and equipment based on management’s determination of the relative fair value of these assets. The assumptions used in the allocation of fair values to assets acquired are based on management’s best estimates at the time of evaluation.

Fair value is assigned to above-market and below-market leases based on the difference between (a) the contractual amounts to be paid by the resident or retail tenant based on the existing lease and (b) management’s estimate of current market lease rates for the corresponding in-place leases, over the remaining terms of the in-place leases. Capitalized above-market lease amounts are included in “Other assets” in our condensed consolidated balance sheets and amortized against rental revenue over the remaining terms of the respective leases. Capitalized below-market lease amounts are included in “Accounts payable and accrued expenses” in our condensed consolidated balance sheets and are amortized as an increase to rental revenue over the remaining terms of the respective leases.

The fair value of acquired in-place leases is included in “Other assets” in our condensed consolidated balance sheets and is amortized as a leasing cost over the remaining non-cancelable periods of the respective leases. If acquired in-place leases with terms of greater than twelve months are terminated early, all unamortized amounts relating to those leases would be written-off.

The fair value of tenant relationships represents the probability that existing tenants will renew their leases and, thus, reduces the amount of lost rental revenue from vacant apartments. Tenant relationships are included in “Other assets” in our condensed consolidated balance sheets and are amortized as a leasing cost over the estimated lives of the tenant relationships.

Asset Impairment Evaluation - We record our real estate assets to be held and used at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a community may be impaired we will assess its recoverability by estimating the undiscounted future cash flows of the community. If our recoverability assessment results in an indication of impairment for communities to be held and used, or if a community is considered to be held for sale, then we determine the community’s fair value. For communities classifie d as held for sale, the fair value represents the estimated sales price less cost to sell based on current or pending offers, when available, or based on estimates received from the broker. For communities to be held and used, fair value is determined by applying a capitalization rate to the community’s operating income. Applying capitalization rates to a community’s property operating income is a widely used measure of fair value and for determining the amount at which a community could be sold between willing parties. Determining appropriate capitalization rates requires significant judgment and is generally based on the prevailing rate for the submarket within the market in which the community is located. Capitalization rates can fluctuate due to changes in the general economy or within specific submarkets. If the actual capitalization rate for a community varies significantly from management’s estimate, the impairment evaluation may be significantly affected. For assets to be held and used , if the carrying amount exceeds the undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the community and such loss would be charged against income from continuing operations. Assets held for sale are recorded at the lower of carrying amount or fair value less cost to sell. An impairment loss will be recognized for any write-down on assets related to discontinued operations and will be reported in the discontinued operations section of the condensed consolidated statements of operations.

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

2. REAL ESTATE JOINT VENTURES

We own a 25% equity interest in a joint venture named Station Hill, LLC (“Station Hill”), in which we and Hollow Creek, LLC, a subsidiary of a major financial services company, are members. We are entitled to 25% of the joint venture’s cash flow based on our equity interest. If certain benchmarks are achieved in the future, we would be entitled to a preferred return in excess of 25% of the cash flow. The operating agreement of the joint venture provides that we will be entitled to 25% of the net proceeds upon liquidation of Station Hill, although our interest in the residual value of the joint venture could increase above or decrease below 25%. Our interest in the residual value of the joint venture could decrease below 25% only if we receive more than 25% of cash flow at any time prior to liquida tion. Any such decrease would be limited to the extent of cash flow in excess of 25%. Station Hill currently owns four communities and is accounted for on the equity method of accounting and, therefore, our 25% equity interest is presented in “Loss on unconsolidated real estate joint ventures” in our condensed consolidated statements of operations.

The following are condensed balance sheets as of September 30, 2004 and December 31, 2003 and condensed statements of operations for the three and nine months ended September 30, 2004 and 2003 for Station Hill (in thousands). The balance sheets and statements of operations set forth below reflect the financial position and operations of Station Hill in its entirety, not just our interest in the joint venture .

	Balance Sheets
	September 30,	December 31,
	2004	2003
Real estate assets, net	$67,991	$69,795
Cash and cash equivalents	1,429	690
Other assets	304	312
Total assets	$69,724	$70,797

Mortgages payable	$57,185	$57,870
Other liabilities	1,258	544
Partners' capital	11,281	12,383
Total liabilities and partners' capital	$69,724	$70,797

	Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	$2,285	$2,362	$6,909	$7,124

Expenses:
Property operating	958	1,008	2,812	2,922
Depreciation and amortization	776	778	2,311	2,314
Interest	959	974	2,889	2,933
Total expenses	2,693	2,760	8,012	8,169
Net loss	$(408)	$(398)	$(1,103)	$(1,045)

Prior to July 3, 2003, we owned a 29.78% interest in a joint venture named SZF, LLC, which owns substantially all of the interests in Coral Way, LLC, a limited liability company that is developing, through a third-party contractor, an apartment community in Miami, Florida. On July 3, 2003, we purchased our joint venture partner’s 70.22% interest in SZF, LLC for $10.0 million in cash. The community will consist of 323 apartment homes and approximately 17,500 square feet of office/retail space. The limited liability company also owns an adjacent piece of land. The construction costs were being funded through the equity that the joint venture contributed to the limited liability company and by a construction loan to that company from an unrelated third party. We repaid the construction loan on January 30, 2004 . As a result of construction costs exceeding the construction loan amount, SZF, LLC has agreed to advance to Coral Way, LLC the amount required to fund such costs in excess of the construction loan. Certain affiliates of the developer of the apartment community have guaranteed the reimbursement of those costs to Coral Way, LLC and SZF, LLC. These advances accrue a preferential return at the rate of eleven percent (11%) per year to be paid from the distributions from the joint venture. The preferred return will not be recognized until the community has earnings or gains to fund such a return. As of September 30, 2004, we had advanced $12.7 million to SZF, LLC which, in turn, advanced such amounts to Coral Way, LLC. Prior to July 3, 2003, this joint venture was accounted for under the equity method of accounting and its balance sheet and income statement information was not material to our condensed consolidated financial statements taken as a whole. As a result of the purchase of our joint venture partners&# 146; interest in SZF, LLC, the assets, liabilities and operating activities of this joint venture are now consolidated into our financial statements.

On August 12, 2003, we received notice of two suits filed by certain affiliates of Coral Way, LLC against us, Summit and Summit Management Company. One of the remedies demanded in these suits is termination of the guarantee agreements to which reference is made above. We believe that the allegations made in these suits are not supported by the facts and we intend to vigorously defend against these suits. If we are successful, the guarantee agreements will remain in place and the guarantors will remain obligated to reimburse Coral Way, LLC and SZF, LLC for the costs in excess of the construction loan.

In 2002, we entered into two separate joint ventures with a major financial services institution (the “investor member”) to redevelop Summit Roosevelt and Summit Grand Parc, both located in Washington, D.C., in a manner to permit the use of federal rehabilitation income tax credits. The investor member contributed approximately $6.5 million for Summit Roosevelt and approximately $2.6 million for Summit Grand Parc in equity to fund a portion of the total estimated costs for the respective communities and will receive a preferred return on these capital investments and an annual asset management fee with respect to each community. The investor member’s interests in the joint ventures are subject to put/call rights during the sixth and seventh years after the respective communities are placed in serv ice. These joint ventures are consolidated into our financial statements.

3. NOTES PAYABLE

New Mortgages - On September 27, 2004, we issued a $40.0 million mortgage note collateralized by Summit Ballantyne, Summit Club at Dunwoody, Summit Largo, Summit on the River, Summit Plantation, Summit St. Clair and Summit Westwood. This mortgage bears interest at a fixed rate of 4.86% and requires interest payments only until maturity on October 15, 2008.

On September 14, 2004, we issued a $25.3 million mortgage note collateralized by Summit South End Square. This mortgage bears interest at a fixed rate of 4.91% and requires monthly principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity on October 1, 2010.

In connection with the acquisition of Summit Doral Villas on September 2, 2004 (see Note 5 below), we assumed a mortgage note with a principal balance of $22.1 million. This mortgage bears interest at a fixed rate of 6.82% and requires principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity on January 1, 2011. This mortgage note is recorded in our financial statements at fair value, which was determined to be $24.9 million at the date of acquisition. The interest rate currently available to us for debt with similar terms and maturity was used to estimate the fair value of this mortgage.

In connection with the acquisition of Summit Stonecrest on May 27, 2004 (see Note 5 below), we assumed a mortgage note with a principal balance of $19.7 million. This mortgage bears interest at a fixed rate of 4.18% and required interest only payments through August 2004 and then principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity on September 1, 2012. This mortgage note is recorded in our financial statements at fair value, which was determined to be $18.4 million at the date of acquisition. The interest rate currently available to us for debt with similar terms and maturity was used to estimate the fair value of this mortgage.

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

Medium-Term Notes — On April 20, 2000, we commenced a new program for the sale by the Operating Partnership of up to $250.0 million aggregate principal amount of medium-term notes (“MTNs”), due nine months or more from the date of issuance. We had notes with an aggregate principal amount of $95.0 million outstanding in connection with this MTN program as of September 30, 2004.

On May 29, 1998, we established a program for the sale by the Operating Partnership of up to $95.0 million aggregate principal amount of MTNs due nine months or more from the date of issuance. We had MTNs with an aggregate principal amount of $25.0 million outstanding in connection with this MTN program as of September 30, 2004. As a result of the commencement of the $250.0 million MTN program, we cannot issue any additional notes under the $95.0 million MTN program.

The MTNs require that we comply with certain affirmative, negative and financial covenants. We were in compliance with these covenants as of September 30, 2004.

Unsecured Notes —Unsecured notes of $50.0 million due in 2007 require that we comply with certain affirmative, negative and financial covenants. We were in compliance with these covenants as of September 30, 2004.

Credit Facilities — On July 28, 2003, we obtained a secured credit facility with a total commitment of $200.0 million. On June 25, 2004, we increased this commitment to $290.0 million. The availability increased from $189.0 million to $290.0 million. We have the ability to further increase this commitment and availability pursuant to the terms of the credit agreement. The secured credit facility provides funds for new development, acquisitions and general working capital purposes. This facility is secured by eleven of our communities (Summit Brookwood, Summit Governor’s Village, Summit Grandview, Summit Lake, Summit Lansdowne, Summit Peachtree City, Summit Portofino, Summit Sedgebrook, S ummit Shiloh, Summit Stockbridge and Summit Sweetwater) and matures in July 2008. As described in the credit agreement, loans under the credit facility are subject to debt service coverage and loan to value ratios and bear interest at the Reference Bill Index Rate (defined as the money market yield for the Reference Bills as established by the most recent Reference Bill auction conducted by Freddie Mac) plus 58 to 91 basis points depending on the level of debt service coverage. As of September 30, 2004, the outstanding balance of the credit facility was $128.4 million and the interest rate was 2.2091%.

On July 28, 2003, we obtained an unsecured letter of credit facility, which matures in July 2008 and has a total commitment of $20.0 million. The letters of credit issued under this facility serve as collateral for performance on contracts and as credit guarantees to banks and insurers. As of September 30, 2004, there were $11.2 million of letters of credit outstanding under this facility.

Construction Loan - Concurrent with the purchase of our joint venture partner’s equity interest in SZF, LLC in July 2003 (see Note 2), we consolidated the construction loan related to the community that is being developed by such joint venture. We repaid the construction loan on January 30, 2004.

4. COMMUNITIES ACQUIRED, SOLD AND HELD FOR SALE

During the nine months ended September 30, 2004, we acquired four communities. On May 27, 2004, we acquired Summit Stonecrest, located in Charlotte, North Carolina (306 apartment homes), for $28.0 million. Consideration paid for this community was cash of $9.6 million and the assumption of a $19.7 million mortgage (which had a fair market value of $18.4 million on the date of purchase) (see Note 3 above). On June 14, 2004, we acquired Summit South End Square, located in Charlotte, North Carolina (299 apartment homes) for $33.5 million in cash. On September 2, 2004, we acquired Summit Doral Villas, located in Miami, Florida (232 apartment homes), for $43.3 million. Consideration paid for Summit Doral Villas was cash of $18.4 million and the assumption of a $22.1 million mortgage (which had a fair value of $24.9 million on the date of acquisition) (see Note 3 above). On September 30, 2004 we acquired Summit Midtown, located in Atlanta, Georgia (296 apartment homes), for $44.8 million in cash.

The acquisition price of these four communities has been preliminarily allocated based on estimated fair values at the date of acquisition, pending final determination of certain acquired balances. This preliminary allocation resulted in less than 2.0% of the respective total purchase price being allocated to each of Summit South End Square’s and Summit Midtown’s intangible assets and less than 2.5% of the total respective purchase price being allocated to Summit Stonecrest’s and Summit Doral Villa’s intangible assets.

The following summary of selected unaudited pro forma results of operations presents information as if the purchase of the four communities discussed above had occurred at the beginning of each period presented. The pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (in thousands, except per unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Total revenues	$38,252	$32,483	$111,352	$91,093
Income from continuing operations	1,144	1,169	5,143	5,217
Net income	124,414	4,294	143,807	20,676

Per unit information:
Income from continuing operations - basic	$0.03	$0.04	$0.15	$0.17
Income from continuing operations - diluted	$0.03	$0.04	$0.15	$0.17
Net income - basic	$3.57	$0.14	$4.13	$0.68
Net income - diluted	$3.53	$0.14	$4.10	$0.67

During the nine months ended September 30, 2004, we sold eight communities, formerly known as Summit Square and Summit Highland, both located in Raleigh, North Carolina, Summit Crossing and Summit Norcroft, both located in Charlotte, North Carolina, Summit Belmont, located in Fredericksburg, Virginia, Summit Glen, located in Atlanta, Georgia, Summit Reston, located in Reston, Virginia and Summit Fair Oaks, located in Fairfax, Virginia for an aggregate sales price of $234.9 million. We also sold a parcel of land located at the community formerly known as Summit Square. We recognized a gain on sale of approximately $136.9 million related to these communities and land. All of these communities were sold as part of our strategy to dispose of older communities and redeploy the proceeds into newer communities in more desirable neighborhoods within our markets.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” income and gain on disposition of real estate for communities sold or considered held for sale are reflected in our condensed consolidated statements of operations as “discontinued operations” for all periods presented. In addition, we have separately reflected the assets and liabilities of these communities as “Net real estate assets - assets held for sale,” “Other assets - assets held for sale” and “Notes payable and other liabilities - assets held for sale” in our condensed consolidated balance sheets for all periods presented.

We have three apartment communities, Summit Del Ray, located in Delray Beach, Florida, Summit Brickell View, located in Miami, Florida and Summit Lenox, located in Atlanta, Georgia, which were considered held for sale as of September 30, 2004. Summit Del Ray and Summit Lenox are planned to be sold as part of our strategy to dispose of older communities and redeploy the proceeds into newer communities in more desirable neighborhoods within our markets and each is expected to be sold by the end of 2004. Summit Brickell View is planned to be sold in reaction to exceptionally strong investor demand which is leading to a very attractive valuation.

The real estate assets of Summit Del Ray and Summit Brickell View were recorded at the lower of cost or fair value less costs to sell, or $84.8 million in the aggregate, as of September 30, 2004. During the nine months ended September 30, 2004, we recorded a $6.8 million impairment charge on Summit Lenox. The impairment was recorded based on the fair value determined by offers received for the purchase of Summit Lenox. The revenues from these three communities represented 4.7% of our revenues for the nine months ended September 30, 2004.

Below is a summary of discontinued operations for the three and nine months ended September 30, 2004 for the eight communities sold during the nine months ended September 30, 2004 and for the three communities considered held for sale as of that date. For the three and nine months ended September 30, 2003, the summary below includes the eleven communities to which reference is made in the preceding sentence, as well as the eight communities sold during 2003 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Property revenues:	2004	2003	2004	2003
Rental	$5,409	$10,756	$17,827	$35,279
Other property	590	717	1,639	2,460
Total property revenues	5,999	11,473	19,466	37,739
Property operating expenses	2,515	4,602	7,964	14,650
Depreciation	773	2,220	3,213	8,246
Interest and amortization	76	1,135	300	3,743
Income from discontinued operations before gain on disposition of discontinued operations, impairment loss on disposition of
discontinued operations and loss on early extinguishment
of debt associated with asset sales	2,635	3,516	7,989	11,100
Gain on disposition of discontinued operations	127,442	2,119	137,482	8,377
Impairment loss on disposition of discontinued operations	(6,807)	-	(6,807)	-
Loss on early extinguishment of debt associated with asset sales	-	(2,510)	-	(4,018)
Income from discontinued operations	$123,270	$3,125	$138,664	$15,459

5. NOTES RECEIVABLE FROM EMPLOYEES

Summit’s Board of Directors believes that ownership of its common stock by its executive officers and certain other qualified employees aligns the interests of these officers and employees with the interests of Summit’s stockholders. To this end, Summit’s Board of Directors approved, and Summit instituted, a loan program. As a result of the Sarbanes-Oxley Act of 2002, Summit is no longer permitted to make loans to Summit’s executive officers and, therefore, new issuances to Summit’s executive officers under the loan program have been terminated. Under the terms of the loan program, Summit lent amounts to certain of Summit’s executive officers and other qualified employees to (a) finance the purchase of Summit’s common stock on the open market at then-current mar ket prices, (b) finance the payment of the exercise price of one or more stock options to purchase shares of our common stock, or (c) finance the annual tax liability or other expenses of an executive officer related to the vesting of shares of common stock which constitute a portion of a restricted stock award granted to the executive officer. The relevant officer or employee has executed a promissory note and security agreement related to each loan extended. Each outstanding note bears interest at a rate established on the date of the note, is full recourse to the officers and employees and is collateralized by the shares of Summit’s common stock which are the subject of the loans. If the market price of Summit’s common stock falls materially below the price at which the shares of stock were purchased, the proceeds of the sale of the common stock held as collateral may not be sufficient to repay the loan. As of September 30, 2004, Summit had employee notes receivable in the amount of $16.2 millio n which were collateralized by 777,286 shares of Summit’s common stock valued at $21.0 million. Summit had employee notes receivable in the amount of $17.4 million as of December 31, 2003.

6. COMMITMENTS AND CONTINGENCIES

As of September 30, 2004, we were committed to purchase Summit Fallsgrove, an apartment community with 268 apartment homes located in Rockville, Maryland. We purchased Summit Fallsgrove on October 14, 2004 for cash in the amount of $54.5 million.

The estimated cost to complete the four development projects currently under construction was $84.7 million as of September 30, 2004. Anticipated construction completion dates of the projects range from the fourth quarter of 2004 to the fourth quarter of 2006.

As collateral for performance on contracts and as credit guarantees to banks and insurers, we were contingently liable under standby letters of credit in the aggregate amount of $11.2 million as of September 30, 2004.

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

We are a party to a number of agreements and contracts pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in contracts into which we enter, under which we customarily agree to hold the other party harmless against certain losses arising from breaches of representations, warranties and/or covenants related to such matters as, among others, title to assets, specified environmental matters, qualification to do business, due organization, non-compliance with restrictive covenants, laws, rules and regulations, maintenance of insurance and payment of tax bills due and owing. Additionally, with respect to retail and office lease agreements we enter into as landlord, we may also indemnify the other party against damages c aused by our willful misconduct or negligence associated with the operation and management of the building. Although no assurances can be made, we believe that if we were to incur a loss in any of these matters, such loss should not have a material effect on our financial condition or results of operations. Historically, payments made with regard to these agreements have not had a material effect on our financial condition or results of operations.

Summit has employment agreements with two of its former executive officers, both of whom resigned from such executive positions, but who remain as employees and have agreed to provide various services to us and to Summit from time to time through December 31, 2011. Each employment agreement requires that Summit pay to the former officers a base salary aggregating up to $2.1 million over the period from July 1, 2001 to December 31, 2011 (beginning with calendar year 2002, up to $200,000 on an annual basis). Each employment agreement also requires that Summit provide participation in its life insurance plan as well as office space, information systems support and administrative support for the remainder of each employee’s life, and participation in Summit’s health and dental insurance plans until the las t to die of the employee or such employee’s spouse. Either party can terminate the employment agreements effective 20 business days after written notice is given. The full base salary amount due shall be payable through 2011 whether or not the agreements are terminated earlier in accordance with their terms. Summit amended the employment agreements, effective July 1, 2004. The amendments provide for additional payments by Summit to the former executives and eliminate the provision to provide such office space, information systems support and administrative support. The additional annual payments are $100,000 for one of the former executive officers and $70,000 to the other former executive officer and each are subject to a yearly increase based on the Consumer Price Index. We have recorded a one-time non-cash charge of $1.5 million in our results for the three and nine months ended September 30, 2004 which represents the net present value of the additional payments described above which will be provided to the former executive officers after their employment term in the agreements.

We are obligated to redeem each common unit in the Operating Partnership at the request of the holder for cash equal to the fair market value of one share of Summit’s common stock, except that we may elect to cause Summit to acquire each common unit presented for redemption for one share of common stock (subject to adjustment).

7. RESTRICTED AND UNRESTRICTED STOCK

On January 2, 2004, Summit issued 27,982 shares of restricted stock valued at $658,000 pursuant to its 2001 Performance Stock Award Plan. One-half of these shares, valued at $329,000, vested on January 2, 2004. The remaining shares will vest in two equal annual installments on January 2, 2005 and January 2, 2006.

During the nine months ended September 30, 2004, Summit issued 40,063 shares of unrestricted stock (representing 20% of the total 200,315 shares of common stock that could have been received by employees at the date of issuance) valued at $881,000 to employees under Summit’s 1994 Stock Option and Incentive Plan. During the nine months ended September 30, 2003, Summit issued 33,342 shares of unrestricted stock (representing 15% of the total 222,270 shares of common stock that could have been received by employees at the date of issuance) valued at $660,000 to employees under the same plan. These shares were issued pursuant to stock award agreements entered into with certain employees dated February 6, 2002 (the “2002 Stock Grants”). The remaining shares will be issued based on the following schedul e of dates and percentages: an additional 20% on each of March 1, 2005 and 2006 and the final 25% on March 1, 2007. The respective employee will receive the applicable number of shares on each date if he or she continues to be employed by Summit on such date, or earlier upon his or her death or disability or upon a “change of control” of Summit. Employees surrendered 14,760 shares of stock during the nine months ended September 30, 2004 and surrendered 12,589 shares during the nine months ended September 30, 2003 to satisfy the personal income tax liability related to the 2002 Stock Grants and an additional 14,455 shares during the nine months ended September 30, 2004 and 16,081 shares during the nine months ended September 30, 2003 to satisfy the personal income tax liability related to shares of restricted stock granted prior to January 1, 2004 which vested during the nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004, following the issuance of the shares mentio ned above and certain employee forfeitures, a total of 119,918 shares remained available for issuance under the 2002 Stock Grants.

8. PREFERRED UNITS

On September 18, 2003, we redeemed all 3.4 million preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units for cash in the amount of $25.20 per unit plus all unpaid distributions through the redemption date. Distributions on the Series B preferred units were cumulative from the date of original issuance and were payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series B preferred units in the aggregate amount of $5.5 million during the nine months ended September 30, 2003. As a result of the redemption, the excess of the redemption amount over the carrying amount of the units, which totals $3.0 million in the aggregate, reduced income available to common unit holders for the three and nine months ended September 30, 2003.

As of September 30, 2004, we had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. These preferred units are currently redeemable for cash at a redemption price equal to the holder’s capital account. The holder of the Series C preferred units currently has the right to exchange these preferred units for shares of Summit’s Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unith older exceed 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $3.6 million during each of the nine months ended September 30, 2004 and 2003.

9. DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to capital market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We generally do not utilize derivative financial instruments for trading or speculative purposes.

On June 14, 2002, we entered into an interest rate swap with a notional amount of $50.0 million, relating to $50.0 million of 7.20% fixed rate notes issued under our medium-term note program. Under the interest rate swap agreement, through the maturity date of August 15, 2007, (a) we have agreed to pay to the counterparty the interest on a $50.0 million notional amount at a floating interest rate of three-month LIBOR plus 241.75 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate of the underlying debt obligation. The floating rate as of September 30, 2004 was 4.12875%. The fair value of the interest rate swap was an asset of approximately $2.2 million as of September 30, 2004. The swap has been designated as a fair value hedge of the underlyi ng fixed rate debt obligation and has been recorded in “Other assets” in our condensed consolidated balance sheets. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

10. COMMON STOCK REPURCHASE PROGRAM

Summit has a common stock repurchase program, originally approved by Summit’s Board of Directors in March 2000, pursuant to which Summit is authorized to purchase up to an aggregate of $56.0 million of currently issued and outstanding shares of its common stock. All repurchases have been, and will be, made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant.

Summit made no stock repurchases during the nine months ended September 30, 2004. As of September 30, 2004, Summit had repurchased 1.2 million shares of its common stock valued at $23.6 million (an average price per share of $18.88) under this plan. Summit had $32.4 million remaining for authorized repurchases under the program as of September 30, 2004.

11. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the nine months ended September 30, 2004 and 2003 are as follows:

A.	We accrued distributions payable of $11.8 million as of September 30, 2004 and $11.7 million as of December 31, 2003.
B.
Summit granted 40,063 shares of unrestricted stock valued at $881,000 during the nine months ended September 30, 2004. There were 14,760 shares of stock valued at $325,000 surrendered to satisfy the income tax liability of grantees during the same period.

C.
Summit granted 33,342 shares of unrestricted stock valued at $660,000 during the nine months ended September 30, 2003. There were 28,670 shares of stock valued at $460,000 surrendered to satisfy the income tax liability of grantees during the same period.

D.
On January 2, 2004, Summit issued 27,982 shares of restricted stock valued at $658,000 pursuant to its 2001 Performance Stock Award Plan. One-half of these shares, valued at $329,000, vested on January 2, 2004. The remaining shares will vest in two equal annual installments on January 2, 2005 and January 2, 2006.

E.	Summit issued 60,881 shares of common stock in exchange for 60,881 common units during the nine months ended September 30, 2004. The value of these shares of common stock was $885,000.
F.
On May 27, 2004, we acquired Summit Stonecrest by paying $9.6 million in cash and assuming a $19.7 million mortgage (which had a fair market value of $18.4 million on the date of purchase). On September 2, 2004, we acquired Summit Doral Villas by paying $18.6 million in cash and assuming a $22.1 million mortgage (which had a fair market value of $24.9 million on the date of purchase).

12. SEGMENT REPORTING

We develop, acquire, and operate primarily luxury apartment communities. We evaluate the performance of each of our communities on an individual basis. However, due to the similarities of our communities and their similar economic characteristics as exhibited through similar long-term financial performance, our communities have been aggregated into one reportable segment as allowed in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” In addition to GAAP measures included in our condensed consolidated statements of operations, our chief operating decision makers evaluate the financial performance of each community using a financial measure entitled property operating income. Each community’s performance is assessed based on growth of or decline of property operating income, which is defined as rental and other property revenues less property operating and maintenance expense. We believe that property operating income is a meaningful measure for an investor’s analysis of community performance as it represents the most consistent, comparable measure of operating performance among our communities. Depreciation is a fixed cost not controllable by our property management staff and not all communities are encumbered by financing instruments. Therefore, all property operating and maintenance expense amounts are presented before depreciation, interest and amortization. Property operating income also does not include any allocation of property management or general and administrative costs. Property operating income is also used by industry analysts and our investors to compare our operating performance to that of our peers.

Below is a reconciliation of property operating income to income available to common unitholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Total property revenue	$42,542	$40,979	$122,851	$120,406
Property operating and maintenance expense
(inclusive of real estate taxes and insurance)	14,670	14,778	42,539	42,440
Property operating income	27,872	26,201	80,312	77,966

Depreciation and amortization expense (continuing
and discontinued operations)	10,909	10,100	33,404	30,486
Interest and amortization of deferred financing costs
(continuing and discontinued operations)	8,878	9,348	24,166	25,488
Gain on sale of real estate assets	127,442	2,119	137,482	8,377
Subtotal - reportable segment	135,527	8,872	160,224	30,369

All other	(12,605)	(10,867)	(21,286)	(23,212)
Income (loss) available to common unitholders	$122,922	$(1,995)	$138,938	$7,157

Below is a reconciliation of total reportable segment revenues and expenses to consolidated revenues and expenses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Total property revenue	$42,542	$40,979	$122,851	$120,406
Total property revenue included in discontinued operations	(5,999)	(11,473)	(19,466)	(37,739)
Total property revenue included in continuing operations	36,543	29,506	103,385	82,667
Management fees - third party communities	146	145	439	471
Total revenues	$36,689	$29,651	$103,824	$83,138

Total property operating expenses	$14,670	$14,778	$42,539	$42,440
Total property operating expenses included in
discontinued operations	(2,515)	(4,602)	(7,964)	(14,650)
Total property operating expenses included in
continuing operations	12,155	10,176	34,575	27,790
Depreciation and amortization	10,136	7,880	30,191	22,240
All other	5,056	3,102	12,231	9,592
Total expenses	$27,347	$21,158	$76,997	$59,622

13. SUBSEQUENT EVENTS

On October 14, 2004, we acquired Summit Fallsgrove, located in Rockville, Maryland (268 apartment homes) for $54.5 million in cash.

On October 4, 2004, Summit announced that it had entered into an Agreement and Plan of Merger with Camden Property Trust (“Camden”) and Camden Summit, Inc. (formerly known as Camden Sparks, Inc.), a wholly owned subsidiary of Camden, dated as of October 4, 2004, as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of October 6, 2004 (as amended, the “Merger Agreement”), which sets forth the terms and conditions pursuant to which Summit will be merged with and into Camden (the “Merger”).

Under the terms of the Merger Agreement, Summit’s stockholders may elect, on a share-by-share basis, to receive either $31.20 in cash or 0.6687 of a Camden common share at the closing. These elections are subject to reallocation so that the aggregate amount of cash issued in the Merger to Summit’s stockholders will equal approximately $434.4 million. Summit may terminate the Merger Agreement if the value of a Camden share decreases to below $39.31, during a period leading up to the Merger, unless Camden elects to increase the exchange ratio. The limited partners in the Operating Partnership will be offered, on a unit-by-unit basis, the opportunity to redeem their partnership units for $31.20 in cash per unit or to remain in the Operating Partnership following the merger at a unit valuation equal to 0.6 687 of a Camden common share.

Completion of the merger is subject to a number of customary conditions, including, but not limited to, the approval of the Merger Agreement by Summit’s stockholders and the shareholders of Camden. Completion of the Merger is also subject to approval by the limited partners of the Operating Partnership of, among other things, the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership. William B. McGuire, Jr. and William F. Paulsen, members of Summit’s Board of Directors, have entered into a Voting Agreement with Camden pursuant to which they have agreed to vote all of the interests attributable to their limited partnership interests in the Operating Partnership in favor of such agreement.

On October 6, 2004, a purported class action complaint was filed in the General Court of Justice, Superior Court Division, of the State of North Carolina, County of Mecklenburg, by an alleged Summit stockholder. This complaint names as defendants Camden, Summit and each member of the board of directors of Summit and principally alleges that the merger and the acts of the Summit directors constitute a breach of the Summit defendants' fiduciary duties to Summit stockholders. The plaintiff in the lawsuit seeks, among other things (1) a declaration that each defendant has committed or aided and abetted a breach of fiduciary duty to the Summit stockholders, (2) to preliminarily and permanently enjoin the Merger, (3) to rescind the Merger in the event that it is consummated (4) an order to permit a stockholders' commi ttee to ensure an unspecified "fair procedure, adequate procedural safe-guards and independent input by plaintiff" in connection with any transaction for Summit shares, (5) unspecified compensatory damages and (6) attorneys' fees. On November 3, 2004, Camden removed the lawsuit to the United States District Court for the Western District of North Carolina, Charlotte Division, and filed an Answer and Counterclaim for declaratory judgment denying the plaintiff's allegations of wrongdoing.  Summit believes that these claims are without merit and is vigorously defending against them.

14. REVISION TO CONSOLIDATED STATEMENT OF CASH FLOWS

Subsequent to the issuance of our consolidated financial statements for the three and nine months ended September 30, 2003, we determined that the cash outflows related to the purchase of certain real estate assets were incorrectly classified as cash flows from operating activities as opposed to cash flows from investing activities in our consolidated statement of cash flows. As a result, the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2003 has been revised from amounts previously reported.

The following shows the effect of the revision to the condensed consolidated statement of cash flows for the nine months ended September 30, 2003:

Net cash provided by operating activities, as previously reported	$50,208
Revisions related to certain real estate cash outflows	4,880
Net cash provided by operating activities, as revised	$55,088

Net cash used in investing activities, as previously reported	$(5,639)
Revisions related to certain real estate cash outflows	(4,880)
Net cash used in investing activities, as revised	$(10,519)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references to “we,” “our” or “us” in this report refer collectively to Summit Properties Partnership, L.P., a Delaware Limited Partnership (the “Operating Partnership”). All references to “Summit” in this report refer to Summit Properties Inc., a Maryland corporation and the sole general partner of the Operating Partnership.

As discussed in Note 14 to the condensed consolidated financial statements, our statement of cash flows for the nine months ended September 30, 2003 has been revised. The accompanying management’s discussion and analysis gives effect to that revision.

Executive Summary

We operate, develop and acquire luxury apartment communities in select neighborhoods throughout the Southeast and Mid-Atlantic United States. We focus our efforts in five markets: Washington, D.C., Southeast Florida, Atlanta, Raleigh and Charlotte. As of September 30, 2004, our portfolio consisted of 43 completed communities comprising 13,603 apartment homes; four communities owned in a joint venture, comprised of 1,203 apartment homes; and four apartment communities with 1,715 apartment homes in various stages of development (two of which communities with 972 apartment homes are not yet in lease-up as of September 30, 2004).

Our income from continuing operations is generated primarily from operations of our apartment communities, specifically, property operating income. Property operating income is defined as rental and other property revenues less property operating and maintenance expense. See Note 12 to our accompanying financial statements for further discussion of our use of property operating income as a meaningful financial measure of each community’s performance. The changes in operating results from period to period reflect changes in existing community performance and changes in the number of apartment homes due to development, acquisition, or disposition of communities. To better understand our overall operating performance, our communities have been categorized in five “status” groups. We c onsider a community to be "stabilized" when it has attained a physical occupancy level of at least 93%. A community that we have developed is deemed "same-property" when stabilized for at least one year as of the beginning of the current year. A community that we have acquired remains an “acquisition” community until deemed “same-property” when we have owned it for one year or more as of the beginning of the current year. A community is deemed to be a "stabilized development" community when stabilized as of the beginning of the current year but not the entire prior year. A “lease-up” community is defined as one that has commenced rental operations but was not stabilized as of the beginning of the current year. A “disposition” community is one which we have sold in current or prior years. As of September 30, 2004, we had 8,922 same-property apartment homes in 29 communities, 2,228 acquisition apartment homes in six communities, 1,997 stabilized development apartment hom es in seven communities and 1,199 lease-up apartment homes in four communities (two of which communities comprising 743 apartment homes are not yet complete but have begun lease-up activities as of September 30, 2004).

During 2003, we developed and implemented a rent optimization software program. This program helps us manage revenue by allowing us to set daily rents on apartment homes as they become available for rental. Automating the information concerning the balance between vacancy and rents provides a more efficient method to pricing and is a valuable tool to help us manage our properties at their greatest rental revenue producing potential.

Fundamentals in our markets, which had been weak in 2003 and 2002, continue to improve. Our markets produced 141,000 jobs during the twelve months ended September 2004, which we expect will drive future demand for our apartment homes. Additionally, permit issuance for the construction of new apartment homes has declined and we expect that this will result in a decreased supply of new apartment homes for the remainder of 2004 and into 2005. Among our five markets, the fundamentals in our Washington, D.C. and Southeast Florida markets are the strongest, and the ability to raise rents has returned to these markets.  Fundamentals in our Atlanta and Charlotte markets are improving and are allowing us to begin raising rents. Fundamentals in our Raleigh market remain relatively weak and, accordingl y, we expect it will take longer to raise rents in Raleigh. We will continue to closely monitor and act upon key market dynamics by making disciplined strategic investments, sound operating decisions, and utilizing prudent financial measures.

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

Cost Capitalization

Expenditures directly related to the acquisition, development and improvement of real estate assets are capitalized at cost as land, buildings and improvements or furniture, fixtures and equipment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” These amounts are depreciated over estimated useful lives determined by management. Determining whether expenditures meet the criteria for capitalization and the assignment of depreciable lives requires our management to exercise significant judgment. Improvements are categorized as either non-recurring or recurring capitalized expenditures. Non-recurring capitalized expenditures primarily consist of major renovations and upgrades of apartment homes. Recurring capitalized expenditures consist primarily of exterior painting, new appliances, vinyl flooring, blinds, tile, wallpaper and carpet. Repairs and maintenance, such as landscaping maintenance, interior painting and cleaning and supplies used in such activities, are expensed as incurred and we do not accrue for such costs in advance. In addition, we have a group of employees responsible for the supervision of our capital expenditure projects and capitalize a portion of their direct costs. The amounts capitalized depend on the level of such activities.

During the development and construction of a new community, we capitalize all direct and indirect costs, including interest related to apartment construction and certain operational costs for communities under construction and in lease-up. Included in these costs is management’s estimate of the portion of internal costs that are incremental and considered related to such development activities. The amounts capitalized depend on the timing of such activities. Interest costs are capitalized in accordance with SFAS No. 34, “Capitalization of Interest Cost,” and depreciated over the lives of the constructed assets. We capitalize the cost of our development department efforts to projects currently under construction, currently at a rate of 3.0% of such construction assets. Such costs ar e then depreciated over the lives of the constructed assets upon their completion. We treat each unit in an apartment community separately for capitalization and expense recognition purposes, resulting in a proration of interest and operational costs in a development community between costs that are capitalized or expensed. As units become available for their intended use, we cease capitalization of interest and operational costs on those units based on the ratio of those units available for rental to the total number of units in the community.

Asset Impairment Evaluation

We record our real estate assets to be held and used at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a community may be impaired we will assess its recoverability by estimating the undiscounted future cash flows of the community. If our recoverability assessment results in an indication of impairment for communities to be held and used, or if a community is considered to be held for sale, then we determine the community’s fair value. For communities classified as held for sale, the fair value represents the estimated sales price less cost to sell based on current or pending offers, when available, or based on estimates received from the broker. For communities to be held and used, fair value is determined by applying a capitalization rate to the community’s operating income. Applying capitalization rates to a community’s property operating income is a widely used measure of fair value and for determining the amount at which a community could be sold between willing parties. Determining appropriate capitalization rates requires significant judgment and is generally based on the prevailing rate for the submarket within the market in which the community is located. Capitalization rates can fluctuate due to changes in the general economy or within specific submarkets. If the actual capitalization rate for a community varies significantly from management’s estimate, the impairment evaluation may be significantly affected. For assets to be held and used, if the carrying amount exceeds the undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the community and such loss would be charged against income from continuing operations. Assets to be disposed of are recorded at the lower of carrying amount or fair value less cost to sell. An impairment loss will be recognized for any write-down on assets related to discontinued operations and will be reported in the discontinued operations section of the condensed consolidated statements of operations.

During the nine months ended September 30, 2004, we recorded a $6.8 million impairment charge on Summit Lenox, which was considered held for sale as of September 30, 2004. The impairment was recorded based on the offers received for the purchase of Summit Lenox.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we present operating results of communities we consider held for sale, as well as those sold, in discontinued operations in our condensed consolidated statements of operations.

Results of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

Net income increased to $142.5 million for the nine months ended September 30, 2004 from $19.2 million for the same period in 2003 primarily due to an increase of $129.1 million in gain on disposition of discontinued operations offset by an impairment charge of $6.8 million recorded to mark one of our assets held for sale to its fair value less cost to sell as well as a $2.2 million increase in property operating income. Net income increased to $124.1 million for the three months ended September 30, 2004 from $3.9 million for the same period in 2003 primarily due to an increase of $125.3 million in gain on disposition of discontinued operations offset by the impairment charge described above as well as a $1.7 million increase in property operating income.

Income from continuing operations remained constant at $3.9 million for the nine months ended September 30, 2004 and $3.8 million for the nine months ended September 30, 2003 and increased to $855,000 from $737,000 for the three months ended September 30, 2004 and 2003, respectively.

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

A summary of our apartment homes (excluding joint ventures) for the nine months ended September 30, 2004 and 2003 is as follows:

	2004	2003
Apartment homes at January 1	14,554	15,428
Developments which began rental operations during the period	743	786
Apartment homes acquired during the period	1,133	405
Sale of apartment homes during the period	(2,084)	(1,202)
Apartment homes at September 30	14,346	15,417

The property operating income of our communities (excluding joint venture communities) is summarized below (dollars in thousands, except footnotes):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
Property revenue (1):
Same-property communities (2)	$24,535	$24,269	1.1%	$73,026	$72,336	1.0%
Acquisition communities	5,900	1,504	292.3%	14,013	2,399	484.1%
Stabilized development communities (3)	6,217	5,460	13.9%	18,651	13,197	41.3%
Lease-up communities (4)	2,086	48	4245.8%	3,414	48	7012.5%
Disposition communities	3,804	9,698	-60.8%	13,747	32,426	-57.7%
Total property revenue	42,542	40,979	3.8%	122,851	120,406	2.0%

Property operating and maintenance
expense (1):
Same-property communities	8,158	8,072	1.1%	23,939	23,802	0.6%
Acquisition communities	1,999	682	193.1%	5,019	1,073	367.8%
Stabilized development communities	2,379	2,268	4.9%	7,338	5,411	35.6%
Lease-up communities	1,005	36	2691.7%	1,862	49	3700.0%
Disposition communities	1,129	3,720	-69.7%	4,381	12,105	-63.8%
Total property operating and
maintenance expense	14,670	14,778	-0.7%	42,539	42,440	0.2%

Property operating income:
Same-property communities (2)	16,377	16,197	1.1%	49,087	48,534	1.1%
Acquisition communities	3,901	822	374.6%	8,994	1,326	578.3%
Stabilized development communities (3)	3,838	3,192	20.2%	11,313	7,786	45.3%
Lease-up communities (4)	1,081	12	8908.3%	1,552	(1)	100.0%
Disposition communities	2,675	5,978	-55.3%	9,366	20,321	-54.1%
Property operating income	$27,872	$26,201	6.4%	$80,312	$77,966	3.0%

(1)	To determine the amounts of property revenue and property operating and maintenance expense which were contributed by communities classified in discontinued operations, see the table in the section entitled, “Communities Sold or Held for Sale" on page 27 of this report.
(2)	Includes communities held for sale at September 30, 2004 with operating results reported in discontinued operations: Property revenue of $697,000 and $660,000 for the three months ended September 30, 2004 and 2003, respectively, and $2.0 million and $2.0 million for the nine-month periods; property operating income of $397,000 for each of the three-month periods in 2004 and 2003, and $1.1 million and $1.2 million for the nine-month periods.
(3)	Includes communities held for sale at September 30, 2004 with operating results reported in discontinued operations: Property revenue of $1.1 million for each of the three months ended September 30, 2004 and 2003, respectively, and $3.2 million and $3.4 million for the nine-month periods; property operating income of $371,000 and $509,000 for the three-month periods in 2004 and 2003, and $1.1 million and $1.6 million for the nine-month periods.
(4)	Includes communities held for sale at September 30, 2004 with operating results reported in discontinued operations: Property revenue of $452,000 and $539,000 for the three- and nine-month periods ended September 30, 2004, respectively; property operating income of $88,000 and property operating loss of $27,000 for the three- and nine-month periods ended September 30, 2004 respectively; this community was under development in 2003 and had no operating results in 2003.

Operating Performance of our Same-Property Communities

The operating performance of our same-property communities is summarized below (dollars in thousands, except average rent per occupied apartment home). The comparison below includes the 29 communities containing 8,922 apartment homes that were considered same-property during the nine months ended September 30, 2004.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
Property revenues:
Rental	$22,485	$22,452	0.1%	$67,256	$67,327	-0.1%
Other	2,050	1,817	12.8%	5,770	5,009	15.2%
Total property revenues	24,535	24,269	1.1%	73,026	72,336	1.0%

Property operating expenses:
Personnel	2,016	2,020	-0.2%	5,991	5,823	2.9%
Advertising and promotion	313	299	4.7%	956	884	8.1%
Utilities	1,310	1,180	11.0%	3,760	3,598	4.5%
Building repairs and maintenance	1,195	1,166	2.5%	2,919	3,321	-12.1%
Real estate taxes and insurance	2,932	3,011	-2.6%	9,230	9,057	1.9%
Other operating expense	392	396	-1.0%	1,083	1,119	-3.2%
Total property operating expense	8,158	8,072	1.1%	23,939	23,802	0.6%
Property operating income	$16,377	$16,197	1.1%	$49,087	$48,534	1.1%
Average physical occupancy	94.2%	94.5%	-0.3%	94.1%	94.2%	-0.1%
Average rent per occupied apartment home	$894	$889	0.6%	$889	$897	-0.9%

Property rental revenues remained stable for both the three-month and nine-month periods ended September 30, 2004. Other property revenues increased significantly for both the three-month and nine-month periods due to an increase in fees such as parking fees, security deposit forfeitures, administration fees and water fees paid by our residents. Real estate taxes and insurance decreased for the three-month period primarily due to our insurance renewal which was effective on May 1, 2004 and which resulted in a 6% reduction of insurance costs. Building repairs and maintenance expense decreased for the nine-month period due to the fact that our maintenance personnel are completing more painting and other repair work in-house rather than having third-party vendors complete such tasks. Furthermore, our new purchase-t o-pay system is fully implemented, enabling us to achieve more efficient buying and increasing our purchasing power, thus reducing costs.

Operating Performance of our Acquisition Communities

Acquisition communities for the 2004 periods include six communities with a total of 2,228 apartment homes (Summit Brickell, Summit Lansdowne, Summit Stonecrest, Summit South End Square, Summit Doral Villas and Summit Midtown). The acquisition communities for the 2003 presentation include only Summit Brickell and Summit Lansdowne.

On May 27, 2004, we acquired Summit Stonecrest (306 apartment homes) for $28.0 million. Consideration paid for this community was cash of $9.6 million and the assumption of a $19.7 million mortgage (which had a fair market value of $18.4 million on the date of purchase). On June 14, 2004, we purchased Summit South End Square (299 apartment homes), also located in Charlotte, for $33.5 million. On September 2, 2004, we acquired Summit Doral Villas, located in Miami, Florida (232 apartment homes), for $43.5 million. Consideration paid for Summit Doral Villas was cash of $18.6 million and the assumption of a $22.1 million mortgage (which had a fair value of $24.9 million on the date of acquisition). On September 30, 2004, we acquired Summit Midtown, located in Atlanta, Georgia (296 apartment homes), for $44.8 million in cash.

On December 31, 2003, we purchased Summit Lansdowne (690 apartment homes), located in Loudon County, Virginia, for $99.2 million. On May 6, 2003, the Operating Partnership purchased certain assets of Brickell Grand, Inc., including the community known as Summit Brickell and a note receivable from the developer, located in Miami, Florida for an aggregate of $59.4 million. Summit Brickell contains 405 apartment homes and approximately 18,000 square feet of retail space.

The operating performance of our acquisition communities is summarized below (dollars in thousands, except average rent per occupied apartment home).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Property revenues:
Rental	$5,540	$1,441	$13,220	$2,283
Other	360	63	793	116
Total property revenues	5,900	1,504	14,013	2,399
Property operating expenses	1,999	682	5,019	1,073
Property operating income	$3,901	$822	$8,994	$1,326

Number of apartment homes	2,228	405	2,228	405

Operating Performance of our Stabilized Development Communities

Stabilized development communities include seven communities with a total of 1,997 apartment homes (Summit Valleybrook, Summit Brookwood, Summit Grand Parc, Summit Roosevelt, Summit Stockbridge, Summit Lenox and Summit Reunion Park I). Summit Lenox is an existing community with 431 apartment homes that has recently been undergoing major renovations. Its operating results are included in results of stabilized development communities as it has not yet reached stabilization after renovation. With the exception of Summit Lenox, the communities considered stabilized development were in the early stages of lease-up (i.e., had not yet stabilized) during 2003 and, therefore, the levels of property operating income are lower in 2003 when compared to 2004. The operating performance of our stabilized development communitie s is summarized below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Property revenues:
Rental	$5,628	$5,029	$17,038	$12,192
Other	589	431	1,613	1,005
Total property revenues	6,217	5,460	18,651	13,197
Property operating expenses	2,379	2,268	7,338	5,411
Property operating income	$3,838	$3,192	$11,313	$7,786

Operating Performance of our Communities in Lease-Up

The table below summarizes the four communities in lease-up during the nine months ended September 30, 2004 (dollars in thousands):

					Average
					Physical
		Total	Actual/		Occupancy	% Leased
	Number of	Actual/	Anticipated	Actual/	Three Months	as of
	Apartment	Anticipated	Construction	Anticipated	Ended September	September 30,
Community	Homes	Cost	Completion	Stabilization	30, 2004	2004

Summit Silo Creek - Washington, D.C.	284	$39,042	Q1 2004	Q4 2004	88.4%	95.8%
Summit Reunion Park II - Raleigh, NC	172	10,274	Q2 2004	Q4 2004	58.3%	71.5%
Summit Brickell View - Miami, FL	323	74,000	Q4 2004	Q2 2005	31.2%	50.2%
Summit Las Olas - Ft. Lauderdale, FL	420	73,700	Q4 2004	Q3 2005	21.8%	48.6%
	1,199	$197,016

(1)
Stabilization, occupancy and percent leased information in the table above represents data for apartment homes only. Summit Brickell View’s approximately 17,500 square feet of office/retail space was 0% leased as of September 30, 2004. Summit Brickell View is held for sale as of September 30, 2004. The approximately 4,000 square feet of office/retail space at Summit Las Olas was 100.0% leased as of September 30, 2004.

The actual stabilization dates for our communities in lease-up may be later than anticipated. The operating performance of our lease-up communities is summarized below (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Property revenues:
Rental	$1,857	$40	$3,004	$40
Other	229	8	410	8
Total property revenues	2,086	48	3,414	48
Property operating expenses	1,005	36	1,862	49
Property operating income	$1,081	$12	$1,552	$(1)

Operating Performance of our Disposition Communities

The 2004 disposition communities are the former Summit Square, Summit Highland, Summit Crossing, Summit Norcroft, Summit Reston, Summit Fair Oaks, Summit Belmont and Summit Glen (2,084 apartment homes). The 2003 disposition communities consist of the eight communities sold in 2004, and Summit Fairways, Summit Turtle Rock, Summit Camino Real, Summit Buena Vista, Summit Belcourt, Summit Las Palmas, Summit Arboretum and Summit San Raphael (2,927 apartment homes), all of which were sold during the year ended December 31, 2003. All of the communities sold during 2004 were sold as part of our strategy to concentrate our portfolio in younger communities in select neighborhoods within our markets. With the exception of Summit Fairways, all of the communities disposed of during 2003 were located in Texas and, therefore, completed our exit of the Texas market. The operating performance of the disposition communities is summarized below (dollars in thousands). The results below do not include those communities which were considered held for sale as of September 30, 2004; such operating results are included above in either same-property, stabilized development or lease-up communities results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Property revenues:
Rental	$3,474	$9,126	$12,719	$30,388
Other	330	572	1,028	2,038
Total property revenues	3,804	9,698	13,747	32,426
Property operating expenses	1,129	3,720	4,381	12,105
Property operating income	$2,675	$5,978	$9,366	$20,321

Number of apartment homes	2,084	5,011	2,084	5,011

Communities Sold or Held for Sale

During the nine months ended September 30, 2004, we sold eight communities, formerly known as Summit Square, Summit Highland, Summit Crossing, Summit Norcroft, Summit Reston, Summit Fair Oaks, Summit Belmont and Summit Glen (2,084 apartment homes), for an aggregate sales price of $234.9 million. We recognized a gain on sale of $136.9 million related to the sale of these communities. We also sold one parcel of land for $88,000 during the nine months ended September 30, 2004. We recognized a gain on sale of $47,000 related to this land.

During the nine months ended September 30, 2003, we sold three communities, Summit Fairways, Summit Turtle Rock and Summit Camino Real (1,202 apartment homes) for an aggregate sales price of $83.4 million, resulting in an aggregate gain on sale of $7.5 million.

In accordance with SFAS No. 144, net income and gain on disposition of real estate for communities sold or considered held for sale are reflected in our statements of operations as “discontinued operations” for all periods presented. Below is a summary of discontinued operations for the three and nine months ended September 30, 2004 for the eight communities sold during the nine months ended September 30, 2004 and for the three communities considered held for sale as of that date, and for the eleven communities mentioned above as well as the eight communities sold during 2003 for the three and nine months ended September 30, 2003 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Property revenues:	2004	2003	2004	2003
Rental	$5,409	$10,756	$17,827	$35,279
Other property	590	717	1,639	2,460
Total property revenues	5,999	11,473	19,466	37,739
Property operating expenses	2,515	4,602	7,964	14,650
Depreciation	773	2,220	3,213	8,246
Interest and amortization	76	1,135	300	3,743
Income from discontinued operations before gain on disposition of discontinued operations, impairment loss on disposition of
discontinued perations and loss on early extinguishment of debt
associated with asset sales	2,635	3,516	7,989	11,100
Gain on disposition of discontinued operations	127,442	2,119	137,482	8,377
Impairment loss on disposition of discontinued operations	(6,807)	-	(6,807)	-
Loss on early extinguishment of debt associated with asset sales	-	(2,510)	-	(4,018)
Income from discontinued operations	$123,270	$3,125	$138,664	$15,459

Development Activity

Development communities in process as of September 30, 2004 are summarized as follows (dollars in thousands):

	Number of	Total		Estimated	Anticipated
	Apartment	Estimated	Cost to	Cost to	Construction
Community	Homes	Costs	Date	Complete	Completion

Summit Brickell View - Miami, FL (1)	323	$74,000	$71,629	$2,371	Q4 2004
Summit Las Olas - Ft. Lauderdale, FL	420	73,700	69,881	3,819	Q4 2004
Summit Fairfax Corner - Washington, D.C.	488	74,500	31,797	42,703	Q4 2006
Summit Manor Park - Raleigh, NC	484	46,300	10,519	35,781	Q4 2006
Total - communities under construction	1,715	268,500	183,826	$84,674
Other development and construction costs (2)	-	-	65,190
	1,715	$268,500	$249,016

(1) Summit Brickell View is considered held for sale as of September 30, 2004.
(2) Consists primarily of land held for development and other pre-development costs.

The estimated cost to complete for the development communities listed above of $84.7 million represents substantially all of our material commitments for capital expenditures as of September 30, 2004.

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

Other Income and Expenses

Interest income decreased by $759,000 to $753,000 during the nine months ended September 30, 2004 compared to the same period in 2003 primarily due to a reduction of $281,000 of interest earned on proceeds placed with qualified intermediaries in accordance with like-kind exchange rules and regulations and a reduction of $323,000 in interest earned on notes receivable which were repaid in 2003.

Other income decreased by $307,000 to $444,000 during the nine months ended September 30, 2004 compared to the same period in 2003 primarily due to $220,000 in settlement proceeds received in 2003 related to a pursuit project which did not come to fruition with no similar fee earned in 2004.

Depreciation and amortization expense for continuing operations increased by $8.0 million to $30.2 million during the nine months ended September 30, 2004 compared to the same period in 2003 primarily due to $2.7 million of amortization related to the intangible assets acquired with the 2004 and 2003 acquisition communities as well as the addition of depreciation recorded for recently developed communities and for the communities acquired during 2004 and 2003. Depreciation and amortization expense for continuing operations increased by $2.3 million to $10.1 million during the three months ended September 30, 2004 compared to the same period in 2003 primarily due to $439,000 of amortization related to the intangible assets acquired with the 2004 and 2003 acquisition communities as well as the addition of deprecia tion recorded for recently developed communities and communities acquired during 2004 and 2003.

Interest expense for continuing operations increased by $2.9 million to $2.7 million for the nine months ended September 30, 2004 when compared to the same period in 2003, primarily due to an increase in our average debt outstanding of $61.2 million, partially offset by a decrease of our average interest rate from 6.00% during the nine months ended September 30, 2003 to 5.32% during the nine months ended September 30, 2004.

General and administrative expenses increased by $867,000 to $6.1 million for the nine months ended September 30, 2004 when compared to the same period in 2003 primarily due to an increase of $483,000 related to performance-based compensation. General and administrative expenses increased by $350,000 to $2.1 million for the three months ended September 30, 2004 when compared to the same period in 2003 primarily due to an increase of $297,000 related to performance-based compensation. As a percentage of total undepreciated assets, general and administrative expenses were 0.36% for the nine months ended September 30, 2004 and 0.34% for the nine months ended September 30, 2003.

The $137.5 million gain on disposition of discontinued operations during the nine months ended September 30, 2004 resulted from the disposition of eight communities and a parcel of land at the community formerly known as Summit Square. The $8.4 million gain on disposition of discontinued operations during the nine months ended September 30, 2003 resulted from the disposition of three communities, Summit Fairways, Summit Turtle Rock, and Summit Camino Real. All of these communities were sold as part of our plan to dispose of assets that no longer meet our growth objectives or to make desired changes in the number of apartment homes in each of our markets.

Liquidity and Capital Resources

Liquidity

Net cash provided by operating activities increased to $62.1 million for the nine months ended September 30, 2004 from $55.1 million for the nine months ended September 30, 2003. This increase is primarily due to an increase of $9.8 million in accounts payable and accrued expenses, primarily driven by an increase in real estate tax accruals of $6.8 million during the nine months ended September 30, 2004 as well as an increase in property operating income of $2.2 million.

Net cash used in investing activities increased to $45.5 million for the nine months ended September 30, 2004 from $10.5 million for the nine months ended September 30, 2003. The increase in net cash used in investing activities is primarily due to an increase of $48.2 million in cash used to acquire communities, a $17.9 million increase in cash used to construct real estate assets and acquire land and an $8.5 million decrease in cash received from our historic tax credit venture partner, all offset by a decrease of $21.4 million in cash invested in real estate joint ventures and an increase of $20.4 million in proceeds from the sale of real estate assets in 2004 when compared to 2003. Prior year cash proceeds from the sale of real estate assets included prior year expenditures from qualified like-kind exchange escrows that related to 2002 sales as well as proceeds received from the sale of one community during the nine months ended September 30, 2003.

Net cash used in financing activities decreased to $16.3 million for the nine months ended September 30, 2004 from $45.0 million for the nine months ended September 30, 2003. The decrease in net cash used in financing activities during 2004 is primarily due to a decrease in cash used to redeem preferred units of $85.0 million, an increase in net borrowings on the credit facility of $31.9 million and a decrease in cash used to repurchase Summit’s common stock of $15.2 million, offset by a decrease in proceeds received from the issuance of Summit’s common stock of $53.1 million and an increase of $50.0 million in cash used to repay unsecured notes upon their maturity.

As of January 1, 2004, we had $2.7 million of cash and cash equivalents and $70.0 million available under our credit facility. As of September 30, 2004, after considering the transactions listed below and our cash provided by operating activities of $62.1 million during the period, we had $3.0 million of cash and cash equivalents, $69.2 million of proceeds placed with a qualified intermediary for acquisition and/or development opportunities and $161.6 million available under our secured credit facility. During the nine months ended September 30, 2004, we generated cash proceeds from various transactions, including:

•	Issued $109.4 million in fixed rate mortgages collateralized by ten communities;
•	Sold eight communities for an aggregate sales price of $234.9 million and cash proceeds of $162.7 million; and
•	Borrowed $9.4 million under our credit facility.

The proceeds were used primarily to:

•	Construct development communities and acquire land for $85.5 million;
•	Acquire four communities for an aggregate purchase price of $146.8 million, requiring cash payments of $107.8 million in the aggregate;
•	Repay a $50.0 million unsecured note upon its maturity;
•	Repay $35.3 million under the construction loan; and
•	Fund capital expenditures and other corporate additions and tenant improvements of $8.0 million.

Our outstanding indebtedness (excluding fair value adjustments of hedged debt instruments of $2.2 million) as of September 30, 2004 totaled $789.5 million. This amount includes $484.2 million in fixed rate conventional mortgages, $170.0 million of fixed rate unsecured notes, $6.9 million of variable rate mortgages and $128.4 million under our secured credit facility.

We expect that our primary uses of cash for the remainder of 2004 will be to fund development spending (refer to the section entitled “Development Activity” on page 28 of this report), acquisition opportunities and the possible redemption of the Series C Cumulative Redeemable Perpetual Preferred Units (see the section entitled “Preferred Units” below). Any decision to redeem the Series C Cumulative Redeemable Perpetual Preferred Units in the future will be made in our discretion, based on our evaluation of financial and other relevant factors at such time. Other uses of cash for the remainder of 2004 will include funding principal amortization of debt, funding capital expenditures relating to maintaining our existing communities and to fund dividend and distribution payments.

We expect that the primary source of funds for these uses, in addition to our cash provided by operating activities, will be the proceeds from the disposition of communities as we continue our capital recycling strategy of selling older communities and using those proceeds to fund development and/or acquisition investment opportunities. We also may issue additional fixed rate mortgage debt. There can be no assurance that we will be able to effect any such financing transactions on favorable terms. In addition, we believe that have adequate borrowing capacity under our credit facility.

Credit Facilities

On July 28, 2003, we obtained a secured credit facility with a total commitment of $200.0 million. On June 25, 2004, we increased this commitment to $290.0 million. The availability increased from $189.0 million to $290.0 million. We have the ability to further increase this commitment and availability pursuant to the terms of the credit agreement. The secured credit facility provides funds for new development, acquisitions and general working capital purposes. This facility is secured by eleven of our communities (Summit Brookwood, Summit Governor’s Village, Summit Grandview, Summit Lake, Summit Lansdowne, Summit Peachtree City, Summit Portofino, Summit Sedgebrook, Summit Shiloh, Summit Stockbridge and Summit Sweetwater) and matures in July 2008. As described in the credit agreement, loans under the credit facility are subject to debt service coverage and loan to value ratios and bear interest at the Reference Bill Index Rate (defined as the money market yield for the Reference Bills as established by the most recent Reference Bill auction conducted by Freddie Mac) plus 58 to 91 basis points depending on the level of debt service coverage. As of September 30, 2004, the outstanding balance of the credit facility was $128.4 million and the interest rate was 2.2091%.

On July 28, 2003, we obtained an unsecured letter of credit facility, which matures in July 2008 and has a total commitment of $20.0 million. The letters of credit issued under this facility serve as collateral for performance on contracts and as credit guarantees to banks and insurers. As of September 30, 2004, there were $11.2 million of letters of credit outstanding under this facility.

New Mortgages

On September 27, 2004, we issued a $40.0 million mortgage note collateralized by Summit Ballantyne, Summit Club at Dunwoody, Summit Largo, Summit on the River, Summit Plantation, Summit St. Clair and Summit Westwood. This mortgage bears interest at a fixed rate of 4.86% and requires interest payments only until maturity on October 15, 2008.

On September 14, 2004, we issued a $25.3 million mortgage note collateralized by Summit South End Square. This mortgage bears interest at a fixed rate of 4.91% until its maturity on October 1, 2010. The mortgage requires monthly principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity.

In connection with the acquisition of Summit Doral Villas on September 2, 2004, we assumed a mortgage note with a principal balance of $22.1 million. This mortgage bears interest at a fixed rate of 6.82%, matures on January 1, 2011 and requires principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity. This mortgage note is recorded in our financial statements at fair value, which was determined to be $24.9 million at the date of acquisition. The interest rate currently available to us for debt with similar terms and maturity was used to estimate fair value of this mortgage.

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

Preferred Units

On September 18, 2003, we redeemed all 3.4 million preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units for cash in the amount of $25.20 per unit plus all unpaid distributions through the redemption date. Distributions on the Series B preferred units were cumulative from the date of original issuance and were payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series B preferred units in the aggregate amount of $5.5 million during the nine months ended September 30, 2003. As a result of the redemption, the excess of the redemption amount over the carrying amount of the units, which totals $3.0 million in the aggregate, has reduced income available to common unitholders for the three and nine months ended September 30, 2003.

As of September 30, 2004, we had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. These preferred units are currently redeemable for cash at a redemption price equal to the holder’s capital account. The holder of the Series C preferred units currently has the right to exchange these preferred units for shares of Summit’s Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unith older exceed 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $3.6 million during each of the nine months ended September 30, 2004 and 2003.

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

We are party to an interest rate swap with a notional amount of $50.0 million, relating to $50.0 million of 7.20% fixed rate notes issued under our medium-term note (“MTN”) program. Under the interest rate swap agreement, through the maturity date of August 15, 2007, (a) we have agreed to pay to the counterparty the interest on a $50.0 million notional amount at a floating interest rate of three-month LIBOR plus 241.75 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate of the underlying debt obligation. The floating rate as of September 30, 2004 was 4.12875%. The fair value of the interest rate swap was an asset of $2.2 million as of September 30, 2004. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded in “Other assets” in the accompanying balance sheets. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

Contractual Obligations

A summary of our future contractual obligations related to long-term debt, non-cancelable operating leases and other obligations as of September 30, 2004 is as follows (in thousands):

	Payments Due by Period
	2004	2005-2006	2007-2008	Thereafter	Total
Long-term debt principal payments and maturities	$766	$71,824	$359,490	$355,859	$787,939
Interest payments on long-term debt (1)	10,745	81,622	70,149	46,807	209,323
Standby letters of credit (2)	8,758	2,458	-	-	11,216
Acquisition of community (3)	54,500	-	-	-	54,500
Development expenditures (4)	12,362	72,312	-	-	84,674
Operating lease commitments (5)	50	314	295	212	871
Employment agreement payments (6)	143	1,140	1,140	3,716	6,139
Total	$87,323	$229,670	$431,074	$406,594	$1,154,661

(1)	For variable rate debt, we have assumed that the future rates and average balances of such debt will remain at those for the three months ended September 30, 2004.
(2)
As collateral for performance on contracts and as credit guarantees to banks and insurers, we were contingently liable under standby letters of credit in the aggregate amount of $11.2 million as of September 30, 2004.

(3)	On October 14, 2004, we purchased Summit Fallsgrove, a 268 apartment home community for $54.5 million.
(4)
The estimated cost to complete the four development projects currently under construction was $84.7 million as of September 30, 2004. Anticipated construction completion dates of the projects range from the fourth quarter of 2004 to the fourth quarter of 2006.

(5)	Includes operating leases related to rental of office space.
(6)
Summit has employment agreements with two of its former executive officers, both of whom resigned from such executive positions, but who remain as employees and have agreed to provide various services to us and to Summit from time to time through December 31, 2011. Each employment agreement requires that Summit pay to the former officers a base salary aggregating up to $2.1 million over the period from July 1, 2001 to December 31, 2011 (beginning with calendar year 2002, up to $200,000 on an annual basis). Each employment agreement also requires that Summit provide participation in its life insurance plan as well as office space, information systems support and administrative support for the remainder of each employee’s life, and participation in its health and dental insurance plans until the last to die o f the employee or such employee’s spouse. Either party can terminate the employment agreements effective 20 business days after written notice is given. The full base salary amount due shall be payable through 2011 whether or not the agreements are terminated earlier in accordance with their terms. Summit amended the employment agreements, effective July 1, 2004. The amendments provide for additional payments by Summit to the former executives and eliminate the provision to provide office space, information systems support and administrative support. The additional annual payments are $100,000 for one of the former executive officers and $70,000 to the other former executive officer and each are subject to a yearly increase based on the Consumer Price Index. In the table above, the “Thereafter” amount represents salary and the additional payments described above through 2011 as well as the amount to be paid for office space, information systems support and administrative support after the empl oyment terms end in 2011.

We carry terrorism insurance on all communities. The terrorism insurance is subject to coverage limitations, which we believe are commercially reasonable. No assurance can be given that material losses in excess of insurance proceeds will not occur in the future, or that insurance coverage for acts of terrorism will be available in the future.

We are subject to a variety of claims and suits that arise in the ordinary course of business, including actions with respect to contracts and cases in which claims have been brought against us by current and former employees, residents, independent contractors and vendors. While the resolution of these matters cannot be predicted with certainty, we believe that the final outcome of such matters will not be material to our financial position or results of operations. If we determine that a loss is probable to occur, the estimated amount of that loss, if measurable, would be recorded in the financial statements.

We are a party to a number of agreements and contracts pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in contracts into which we enter, under which we customarily agree to hold the other party harmless against certain losses arising from breaches of representations, warranties and/or covenants related to such matters as, among others, title to assets, specified environmental matters, qualification to do business, due organization, non-compliance with restrictive covenants, laws, rules and regulations, maintenance of insurance and payment of tax bills due and owing. Additionally, with respect to retail and office lease agreements we enter into as landlord, we may also indemnify the other party against damages caused by our wil lful misconduct or negligence associated with the operation and management of the building. Although no assurances can be made, we believe that if we were to incur a loss in any of these matters, such loss should not have a material effect on our financial condition or results of operations. Historically, payments made with regard to these agreements have not had a material effect on our financial condition or results of operations.

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

Our methodology for computing FFO may differ from the methodologies utilized by other real estate companies and, accordingly, may not be comparable to other real estate companies. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, nor is it indicative of funds available to fund our cash needs, including our ability to make dividend or distribution payments. We believe that FFO is helpful to investors as a measure of performance of a Real Estate Investment Trust (“REIT”) because it recognizes that historical cost accounting for real estate assets under GAAP assumes that the value of such real estate diminishes over time. Real estate values have historically risen or fallen with market conditions and, therefore, man y investors have considered presentation of operating results for a real estate company using historical cost accounting to be insufficient by itself. Thus, NAREIT created FFO as a supplemental measure of a REIT’s operating performance. By excluding such non-operating items as depreciation and gains on sales of real estate assets, among others, we believe that an investor can more easily compare the operating performance of our real estate assets between periods or compare our operating performance to our peers.

Funds from Operations are calculated as follows (dollars in thousands, except per unit amounts). The denominator for FFO per unit is diluted weighted average common units outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income (loss) available to common unitholders	$122,922	$(1,995)	$138,938	$7,157
Gain on sale of real estate assets	(127,442)	(2,119)	(137,482)	(8,377)
Depreciation:
Real estate assets	10,644	9,800	32,702	29,644
Real estate joint venture	192	193	571	572
Funds from Operations	$6,316	$5,879	$34,729	$28,996

Income (loss) available to common unitholders
per common unit - diluted	$3.49	$(0.07)	$3.96	$0.23
Funds from operations per common unit - diluted	$0.18	$0.19	$0.99	$0.95

Recurring capital expenditures (1)	$2,417	$2,405	$5,508	$4,875
Non-recurring capital expenditures (2)	$601	$725	$1,848	$1,749

Weighted averagecommon units outstanding -- basic	34,808,041	30,498,918	34,803,198	30,562,828
Weighted average common units outstanding -- diluted	35,223,882	30,667,972	35,098,969	30,669,541

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “assume” and other similar expressions which predict or indicate future events and trends and which do not relate solely to historical matters. In addition, information concerning the following are forward-looking statements:

•	the future operating performance of stabilized communities;
•	national economic conditions and economic conditions in our markets;
•	the proposed development, acquisition or disposition of communities;
•	anticipated construction commencement, completion, lease-up and stabilization dates; and
•	estimated development costs.

You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	economic conditions generally and the real estate market specifically, including changes in occupancy rates, market rents and rental rate concessions and the failure of national and local economic conditions to rebound in a timely manner;
•	changes in job growth, household formation and population growth in our markets;
•	uncertainties associated with our development activities, including the failure to obtain zoning and other approvals, actual costs exceeding our budgets, construction material defects and increases in construction costs;
•	the failure of investments to yield expected results;
•	the failure to sell communities on favorable terms, in a timely manner or at all;
•	the failure to locate favorable investment opportunities in our markets;
•	construction delays due to the unavailability of materials, weather conditions or other delays;
•	potential environmental liabilities and related property damages, costs of investigation and remediation, and liability to third parties;

•	competition, which could limit our ability to secure attractive investment opportunities, lease apartment homes, or increase or maintain rents;
•	supply and demand for apartment communities in our current market areas;
•	availability and cost of financing and access to cost-effective capital;
•	the inability to refinance existing indebtedness or to refinance existing indebtedness on favorable terms;
•	changes in interest rates;
•	changes in our debt ratings which could increase our cost of capital or impede our ability to raise debt financing;
•	legislative and regulatory changes, including changes to laws governing the taxation of REITs;
•	changes in GAAP, or policies and guidelines applicable to REITs; and
•	those factors discussed below and in the sections entitled “Results of Operations for the Three and Nine Months Ended September 30, 2004 and 2003” on page 23 of this report, “Operating Performance of Our Same-Property Communities” beginning on page 25 of this report, “Factors Affecting the Performance of Our Stabilized Development Communities” beginning on page 26 of this report, “Operating Performance of Our Communities in Lease-Up” beginning on page 26 of this report and “Contractual Obligations” beginning on page 33 of this report.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and proc edures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We continue to review and document our disclosure controls and procedures, including our relevant internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 6, 2004, a purported class action complaint was filed in the General Court of Justice, Superior Court Division, of the State of North Carolina, County of Mecklenburg, by an alleged Summit stockholder. This complaint names as defendants Camden, Summit and each member of the board of directors of Summit and principally alleges that the merger and the acts of the Summit directors constitute a breach of the Summit defendants' fiduciary duties to Summit stockholders. The plaintiff in the lawsuit seeks, among other things (1) a declaration that each defendant has committed or aided and abetted a breach of fiduciary duty to the Summit stockholders, (2) to preliminarily and permanently enjoin the Merger, (3) to rescind the Merger in the event that it is consummated (4) an order to permit a stockholders' commi ttee to ensure an unspecified "fair procedure, adequate procedural safe-guards and independent input by plaintiff" in connection with any transaction for Summit shares, (5) unspecified compensatory damages and (6) attorneys' fees. On November 3, 2004, Camden removed the lawsuit to the United States District Court for the Western District of North Carolina, Charlotte Division, and filed an Answer and Counterclaim for declaratory judgment denying the plaintiff's allegations of wrongdoing.  Summit believes that these claims are without merit and is vigorously defending against them.

On May 25, 2001, through our joint venture SZF, LLC, a Delaware limited liability company in which we owned 29.78% until July 3, 2003, on which date we purchased our joint venture partner’s 70.22% interest, we entered into an agreement with Brickell View, L..C. (“Brickell View”), a Florida limited liability company, and certain of its affiliates relating to the formation of Coral Way, LLC, a Delaware limited liability company, to develop a new community in Miami, Florida. Brickell View agreed to be the developer of that community and certain of its affiliates signed guarantees obligating them to pay certain costs relating to the development (see Note 2 to our unaudited consolidated financial statements, which accompany this report). On August 12, 2003, we received notice of two suits filed by Bric kell View and certain of its affiliates against SZF, LLC and certain Summit entities, including us, Summit and Summit Management Company. The suits were originally filed in the Miami-Dade Circuit Court and were subsequently removed to the U.S. District Court for the Southern District of Florida. One of the suits was remanded to the Miami-Dade Circuit Court, while the other remains pending in the U.S. District Court. These suits relate to the business agreement among the parties in connection with the development and construction of the community by Coral Way. Brickell View and its affiliates allege breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duties and constructive fraud on the part of SZF, LLC and constructive fraud on the part of the Summit entities, and seek both a declaratory judgment that the guarantee agreements have been constructively terminated and unspecified monetary damages. We intend to enforce our rights under the joint venture agreements. Although we may determine to terminate the development agreement based on Brickell View’s failure to perform its obligations in accordance with the development agreement, we do not believe that there is any basis for allowing Brickell View or its affiliates to be released from their obligations under the development agreement or the guarantees. We believe that the allegations made by Brickell View and its affiliates are not supported by the facts and we intend to vigorously defend against these suits. On December 19, 2003, we received notice of a demand for arbitration asserted by Bermello, Ajamil & Partners, Inc. against Coral Way, LLC for unpaid architectural fees. In this demand, Bermello, Ajamil & Partners, Inc. allege that they are entitled to an increased architectural fee as a result of an increase in the cost of the project. We believe that the allegations made by Bermello, Ajamil & Partners, Inc. are not supported by the facts, and we will vigorously defend against this claim. Addit ionally, we have asserted a cross-claim against Bermello, Ajamil & Partners, Inc. for damages related to the cost to correct certain structural and other design defects.

On May 6, 2003, we purchased certain assets of Brickell Grand, Inc. (“Brickell Grand”), including the community known as Summit Brickell. At the time of purchase, Summit Brickell was subject to a $4.1 million claim of construction lien filed by the general contractor, Bovis Lend Lease, Inc. (“Bovis”), due to Brickell Grand’s alleged failure to pay the full amount of the construction costs. Bovis sought to enforce this claim of lien against Brickell Grand in a suit filed on October 18, 2002 in Miami-Dade Circuit Court, Florida. In mid-2003, litigation with Bovis was temporarily stayed pending mediation. In September 2003, Bovis filed an amended complaint seeking to enforce an increased claim of lien of $4.6 million. Mediation with Bovis ended unsuccessfully in November 2003. The litigatio n is proceeding in the Miami-Dade Circuit Court. As the current owner of Summit Brickell, which property is subject to the claim of lien, we are vigorously defending against these claims of lien and related litigation. As a result of several items claimed by Bovis in their amended claim of lien, we are asserting a counterclaim for a fraudulent mechanic’s lien, as well as counterclaims for breach of contract and breach of warranties. In early 2004, three subcontractors of Bovis, Gulf Plumbing, Inc., Big Bear Plastering, Inc., and Kone, Inc., filed separate suits in Miami-Dade Circuit Court against Brickell Grand, Bovis, Summit Properties Partnership, L.P., and other named parties to enforce claims of construction lien and/or claims against the contractor’s bond in an aggregate amount of approximately $600,000 filed due to the defendants’ alleged failure to pay the full amount of the construction cost. We believe that these claims should be subject to dismissal based on the contractor’s bon d, as well as other defenses, and we are vigorously defending against these claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2004, we issued common units in private placements in reliance on the exemption from registration under Section 4(2) of the Securities Act in the amounts and for the consideration set forth below:

On July 1, 2004, August 2, 2004, August 16, 2004 and September 1, 2004, Summit issued an aggregate of 1,483 shares of common stock pursuant to its dividend reinvestment and direct stock purchase plan. Summit contributed the proceeds ($38,000 in the aggregate) of these sales to us in consideration of an aggregate of 1,483 common units.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

* 12.1	Statement regarding calculation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2004.
* 31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
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

SUMMIT PROPERTIES PARTNERSHIP, L.P.
By: Summit Properties Inc., its General Partner

November 9, 2004	/S/ STEVEN R. LEBLANC
Steven R. LeBlanc
President and Chief Executive Officer

November 9, 2004	/S/ GREGG D. ADZEMA
Gregg D. Adzema
Executive Vice President and Chief Financial Officer

