Form 10-K
period 2004-12-31
Camden Summit Partnership, L.P.
filed 2005-03-31
CIK 1034235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004 Commission file number 0-22411

CAMDEN SUMMIT PARTNERSHIP, L.P.
(Exact name of registrant as specified in its charter)
_______________

Delaware	56-1857809
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3 Greenway Plaza
Suite 1300
Houston, Texas 77046
(Address of principal executive offices)

(713) 354-2500
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
Yes ☐ No ☒

The aggregate market value of common units of limited partnership interest (“Units”) held by nonaffiliates of the Registrant as of June 30, 2004 was $54,596,483 based on the last reported sale price on that date of the common stock of Summit Properties Inc., a Maryland corporation, which as of such date was the sole general partner of the Registrant, into which Units were redeemable under certain circumstances at the election of the Registrant.

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in this report on Form 10-K, including the section entitled “Forward-Looking Statements” on page 37. Unless the context otherwise requires, all references to “we,” “our” or “us” in this report refer collectively to Camden Summit Partnership, L.P. (formerly known as Summit Properties Partnership, L.P.), a Delaware limited partnership (the “Operating Partnership”) and its subsidiaries. All references to “Summit” in this report refer to Summit Properties Inc., a Maryland corporation, which was the sole general partner of the Operating Partnership prior to the merger (the “Merger”) of Summit with and into Camden Summit, Inc., a Delaware corporation (“Camden Summit”) and a wholly-owned subsidiary of Camden Property Trust, a Texas real estate investment trust (“Camden”).

Item 1. Business

Our Company

On February 28, 2005, Summit was merged with and into Camden Summit pursuant to an Agreement and Plan of Merger dated as of October 4, 2004 (the "Merger Agreement"), as amended. Prior to the effective time of the Merger, Summit was the sole general partner of the Operating Partnership, and at the effective time, Camden Summit became the sole general partner of the Operating Partnership.

Under the terms of the Merger Agreement, Summit stockholders had the right to elect, on a share-by-share basis, to receive either $31.20 in cash or 0.6687 of a Camden common share at the closing of the Merger. These elections were subject to reallocation so that the aggregate amount of cash issued in the Merger to Summit's stockholders equaled approximately $436.3 million. In the Merger, Camden issued approximately 11.8 million common shares to Summit stockholders. The limited partners in the Operating Partnership were offered, on a unit-by-unit basis, the opportunity to redeem their partnership units for $31.20 in cash per unit or to remain in the Operating Partnership following the Merger at a unit valuation equal to 0.6687 of a Camden common share. The limited partner elections resulted in the redemption of 0.7 million partnership units for cash, for an aggregate of $21.7 million, and issuing 1.8 million partnership units.

We are a real estate operating company that focuses on the development, construction, acquisition and operation of luxury apartment communities. As of December 31, 2004, we owned 44 completed communities comprised of 13,799 apartment homes with an additional 1,834 apartment homes under construction in five new communities. We also own a 25% interest in a joint venture comprised of four completed communities with 1,203 apartment homes. We are a fully integrated organization with multi-family development, construction, acquisition, operation, portfolio management and capital markets expertise. As of December 31, 2004, we had 480 employees.

We operate throughout the Southeast and Mid-Atlantic states and have chosen to focus our efforts in five markets consisting of Washington, D.C., Southeast Florida, Atlanta, Raleigh and Charlotte. We have established city operating offices in all of our markets. These city offices have direct responsibility for development, construction and management of the communities in their geographic markets. We believe that this decentralized structure provides us with superior local knowledge and experience in each market.

Our sole general partner is Camden Summit, a wholly-owned subsidiary of Camden, a real estate investment trust (“REIT”). Camden’s common shares, par value $0.01 per share, are listed on the New York Stock Exchange under the symbol “CPT.” Our property management, certain construction, and other businesses are conducted through our subsidiaries, Summit Management Company, a Maryland corporation, and Summit Apartment Builders, Inc., a Florida corporation. Throughout this report, we refer to Summit Management Company as the “Management Company” and to Summit Apartment Builders, Inc. as the “Construction Company.”

The Operating Partnership

We are a Delaware limited partnership which was formed on January 14, 1994 to continue and expand the multifamily businesses through which we historically conducted operations prior to the initial public offering of Summit.

Our general partner has the exclusive power to manage and conduct our business, subject to certain voting rights of holders of our units of limited partnership interest. Subject to the rights and preferences of the outstanding preferred units, Summit’s general and limited partnership interests as of December 31, 2004 entitled it to share in 90.4% of our cash distributions and profits and losses. As of December 31, 2004, we had outstanding 2.2 million Series C Cumulative Perpetual Preferred Units, which were redeemed on January 21, 2005 at $25.00 per unit.

Each common unit may be redeemed by the holder for cash equal to the fair market value of a Camden common share or, at our option, one Camden common share, subject to adjustment. We presently determine on a case-by-case basis whether to cause Camden to issue common shares in connection with a redemption of common units rather than paying cash.

The Operating Partnership cannot be terminated, except in connection with a sale of all or substantially all of our assets, for a period of 99 years from the date of formation without a vote of the limited partners of the Operating Partnership.

Our executive offices are located at 3 Greenway Plaza, Suite 1300, Houston, Texas 77046. Our telephone number is (713) 354-2500. We also maintain offices in Charlotte, North Carolina, McLean, Virginia, Ft. Lauderdale, Florida, Atlanta, Georgia and Raleigh, North Carolina.

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

Certain federal, state and local laws, ordinances and regulations govern the removal, encapsulation and disturbance of asbestos-containing materials (“ACMs”) when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. These laws, ordinances and regulations may impose liability for release of ACMs and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership, operation, management and development of our communities and other real properties, we may be potentially liable for these costs.

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

Camden maintains a website at www.camdenliving.com. Camden will make available, free of charge, on its website our annual report on Form 10-K, and exhibits and amendments to that report as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities Exchange Commission. Our reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov.

Item 2. Properties

Our Communities

As of December 31, 2004, we owned 44 completed communities with 13,799 apartment homes. The average age of our completed communities is approximately six years. All of our communities target middle to upper income apartment residents as customers and have amenities consistent with the desires of this resident population. We have an additional 1,834 apartment homes under construction in five communities. As of December 31, 2004, we also held a 25% ownership interest in four completed communities with 1,203 apartment homes through a joint venture.

The following is a summary of the 44 completed communities by market (the table below does not include joint venture communities):

		Number of
	Number of	Apartment	% of Total
	Communities	Homes	Revenues

Washington, D.C.	9	2,882	27.5%
Atlanta, Georgia	11	3,633	22.6%
Southeast Florida	6	2,100	19.3%
Charlotte, North Carolina	10	2,342	13.4%
Raleigh, North Carolina	6	2,220	12.2%
Philadelphia, Pennsylvania	1	352	3.2%
Orlando, Florida	1	270	1.8%
Totals	44	13,799	100.0%

The following table highlights information regarding these 44 completed communities as of December 31, 2004 (note that Reunion Park by Summit is presented in two phases in the table below):

							Average	Average	Mortgage
					Average	Average	Rent per	Rent per	Notes
					Physical	Physical	Occupied	Occupied	Payable at
				Average	Occupancy	Occupancy	Apartment	Apartment	December 31,
		Number of	Year	Apartment	(%)	(%)	Home	Home	2004
Market Area/Community	Location	Apartments	Completed	Size (sq. ft.)	2004 (a)	2003 (a)	2004 (b)	2003 (b)	(in thousands)

SAME-PROPERTY COMMUNITIES (c)

ATLANTA
Summit Club at Dunwoody	Atlanta, GA	324	1997	1,007	94.0	93.2	$ 801	$ 804	(d)
Summit Deer Creek	Atlanta, GA	292	2000	1,187	90.4	88.0	801	829	-
Summit on the River	Atlanta, GA	352	1997	1,103	92.0	92.6	782	789	(d)
Summit Peachtree City	Atlanta, GA	399	2001	1,026	91.9	93.5	734	734	(e)
Summit Shiloh	Atlanta, GA	232	2002	1,151	92.9	95.6	778	799	(e)
Summit St. Clair	Atlanta, GA	336	1997	969	92.4	92.2	859	915	(d)
Summit Sweetwater	Atlanta, GA	308	2000	1,151	93.0	93.6	716	717	(e)
Total / weighted average		2,243		1,078	92.4	92.6	781	797

CHARLOTTE
Summit Ballantyne	Charlotte, NC	400	1998	1,053	91.4	92.9	756	754	(d)
Summit Fairview	Charlotte, NC	135	1983	1,036	93.9	94.2	657	673	-
Summit Foxcroft (f)	Charlotte, NC	156	1979	940	95.2	94.5	605	608	$ 6,900
Summit Grandview (g)	Charlotte, NC	266	2000	1,145	93.8	93.6	1,089	1,127	(e)
Summit Sedgebrook	Charlotte, NC	368	1999	1,017	96.9	96.2	681	669	(e)
Summit Simsbury	Charlotte, NC	100	1985	874	96.7	94.4	665	670	(h)
Summit Touchstone	Charlotte, NC	132	1986	899	95.5	97.7	615	625	(h)
Total / weighted average		1,557		1,023	94.4	94.6	754	760

ORLANDO
Summit Hunter’s Creek	Orlando, FL	270	2000	1,082	97.3	96.1	798	784	-
Total / weighted average		270		1,082	97.3	96.1	798	784

RALEIGH
Summit Crest	Raleigh, NC	438	2001	1,129	90.3	92.4	726	753	27,500
Summit Governor’s Village	Raleigh, NC	242	1999	1,134	92.6	93.0	784	796	(e)
Summit Lake	Raleigh, NC	446	1999	1,075	92.7	94.0	688	709	(e)
Summit Overlook	Raleigh, NC	320	2001	1,056	92.5	93.5	803	809	22,543
Summit Westwood	Raleigh, NC	354	1999	1,112	94.5	95.3	682	682	(d)
Total / weighted average		1,800		1,100	92.4	93.6	730	744

SOUTHEAST FLORIDA
Summit Aventura	Aventura, FL	379	1995	1,106	95.6	95.2	1,164	1,146	38,927
Summit Doral	Miami, FL	260	1999	1,172	96.5	96.0	1,224	1,259	30,528
Summit Plantation	Plantation, FL	502	1997	1,152	96.2	95.4	1,087	1,075	(d)
Summit Portofino	Broward County, FL	322	1995	1,307	96.3	96.1	1,068	1,036	(e)
Total / weighted average		1,463		1,178	96.1	95.6	1,127	1,118

WASHINGTON, D.C.
Summit Ashburn Farm	Loudon County, VA	162	2000	1,061	94.4	96.5	1,113	1,101	16,477
Summit Fair Lakes	Fairfax, VA	530	1999	996	94.2	93.3	1,280	1,257	48,340
Summit Largo	Largo, MD	219	2000	1,042	94.9	95.9	1,305	1,285	(d)
Summit Russett	Laurel, MD	426	2000	1,025	93.8	94.6	1,163	1,144	50,000
Total / weighted average		1,337		1,021	94.2	94.5	1,226	1,207

Total / weighted average of same-property communities	8,670	1,081	93.8	94.1	893	896

							Average	Average	Mortgage
					Average	Average	Rent per	Rent per	Notes
					Physical	Physical	Occupied	Occupied	Payable at
				Average	Occupancy	Occupancy	Apartment	Apartment	December 31,
		Number of	Year	Apartment	(%)	(%)	Home	Home	2004
Market Area/Community		Apartments	Completed	Size (sq. ft.)	2004 (a)	2003 (a)	2004 (b)	2003 (b)	(in thousands)
STABILIZED DEVELOPMENT COMMUNITIES (i) Location
Reunion Park by Summit	Raleigh, NC	248	2000	941	91.0	92.4	579	617	-
Summit Brookwood	Atlanta, GA	359	2002	906	93.5	79.8	907	885	(e)
Summit Grand Parc (j)	Washington, D.C.	105	2002	904	97.1	54.3	1,878	1,259	-
Summit Lenox (k)	Atlanta, GA	431	1965	963	91.0	90.0	806	896	-
Summit Roosevelt	Washington, D.C.	198	2003	856	96.1	55.0	1,797	1,661	-
Summit Stockbridge	Atlanta, GA	304	2003	1,009	90.3	54.8	741	554	(e)
Summit Valleybrook	Philadelphia, PA	352	2002	992	93.1	79.5	1,122	1,010	-
Total / weighted average		1,997		948	92.5	75.9	996	922

ACQUISITION COMMUNITIES (l)
Charlotte Cotton Mills	Charlotte, NC	180	2002	906	96.1	-	1,092	-	-
Summit Brickell (m)	Miami, FL	405	2003	937	94.8	80.3	1,249	1,214	-
Summit Doral Villas	Miami, FL	232	2000	1,253	95.3	-	1,344	-	22,047
Summit Fallsgrove	Washington, D.C.	268	2004	996	70.5	-	1,261	-	-
Summit Lansdowne (n)	Washington, D.C.	690	2002	1,006	93.5	-	1,170	-	(e)
Summit Midtown (o)	Atlanta, GA	296	2002	953	82.1	-	959	-	-
Summit South End Square	Charlotte, NC	299	2003	883	91.0	-	929	-	25,242
Summit Stonecrest	Charlotte, NC	306	2001	1,169	92.8	-	771	-	19,620
Total / weighted average		2,676		1,008

COMMUNITIES IN LEASE-UP (p)
Reunion Park by Summit II	Raleigh, NC	172	2004	1,016
Summit Silo Creek	Washington, D.C.	284	2003	971
Total / weighted average		456		988
TOTAL COMMUNITIES		13,799		1,047

(a)
Average physical occupancy is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the communities, expressed as a percentage. Average physical occupancy has been calculated using the average occupancy that existed on Sunday during each week of the period.

(b)	Represents the average monthly net rental revenue per occupied home. Average rental revenue is not shown for the periods during which a community was not stabilized.
(c)	Communities that reached stabilization (93% physical occupancy) at least one year prior to the beginning of the current year.
(d)	Collateral for two fixed rate mortgages which had an aggregate balance of $173.0 million as of December 31, 2004.
(e)	Collateral for variable rate secured credit facility which had a balance of $95.9 million as of December 31, 2004.
(f)	Summit Foxcroft is held by a partnership in which we are the 75% managing general partner.
(g)
The information in the table for Summit Grandview represents data for the apartment homes only. The 75,203 square feet of commercial space at Summit Grandview was 87.6% leased and occupied (including the 19,725 square feet occupied by Summit’s corporate and leasing offices) as of December 31, 2004.

(h)	Collateral for a fixed rate mortgage which had a balance of $7.8 million as of December 31, 2004.
(i)	Communities that were stabilized in 2004 but did not stabilize at least one year prior to the beginning of the current year.
(j)
The information in the table for Summit Grand Parc represents data for the apartment homes only. The 12,500 square feet of commercial space at Summit Grand Parc was 85.6% leased and occupied as of December 31, 2004.

(k)
Summit Lenox is an existing community with 431 apartment homes which recently underwent major renovations. Its operating results are included in results of stabilized development communities as it reached stabilization after renovation during the year ended December 31, 2004.

(l)
A community which we have acquired is not considered fully stabilized until owned for one year or more as of the beginning of the current year. The occupancy and average rent information in the table for the six communities acquired during the year ended December 31, 2004 (Charlotte Cotton Mills, Summit Doral Villas, Summit Fallsgrove, Summit Midtown, Summit South End Square and Summit Stonecrest) represents the occupancy percentage during the last week of 2004 and the average rent for the month of December 2004. Average occupancy and average rent information for these six communities is not relevant for 2003.

(m)
Summit Brickell was purchased on May 6, 2003. The information in the table represents data for the apartment homes only. The 18,334 square feet of commercial space at Summit Brickell was 69.7% leased and 51.1% occupied as of December 31, 2004.

(n)	Summit Lansdowne was purchased on December 31, 2003. As a result, average physical occupancy and average monthly rental revenue information is not applicable for 2003.
(o)
We acquired Summit Midtown in September 2004. The information in the table represents data for the apartment homes only. The 17,616 square feet of commercial space at Summit Midtown was 100.0% occupied as of December 31, 2004.

(p)
Communities that were in lease-up during 2004. As with any community in lease-up, there are uncertainties and risks. While we have estimated stabilization target dates and rental rates based on what we believe are reasonable assumptions in light of current conditions, there can be no assurance that actual rental rates will not be less than current budgets or that we will not experience delays in reaching stabilization of these communities.

Item 3. Legal Proceedings

On October 6, 2004, a purported class action complaint was filed in the General Court of Justice, Superior Court Division, of the State of North Carolina, County of Mecklenburg, by an alleged Summit stockholder. This complaint names as defendants Camden, Summit and each member of the board of directors of Summit and principally alleges that the Merger and the acts of the Summit directors constitute a breach of the Summit defendants' fiduciary duties to Summit stockholders. The plaintiff in the lawsuit seeks, among other things (1) a declaration that each defendant has committed or aided and abetted a breach of fiduciary duty to the Summit stockholders, (2) to preliminarily and permanently enjoin the Merger, (3) to rescind the Merger in the event that it is consummated (4) an order to permit a stockholders' committee to ensure an unspecified "fair procedure, adequate procedural safe-guards and independent input by plaintiff" in connection with any transaction for Summit shares, (5) unspecified compensatory damages and (6) attorneys' fees. On November 3, 2004, Camden removed the lawsuit to the United States District Court for the Western District of North Carolina, Charlotte Division, and filed an Answer and Counterclaim for declaratory judgment denying the plaintiff's allegations of wrongdoing.

On March 10, 2005, the parties to the action agreed on and executed a binding memorandum of understanding setting forth the terms of a settlement of the litigation. The parties also agreed, subject to the conditions described below, to enter into a stipulation of settlement and use best efforts to gain approval of the settlement by the court. Under the terms of the settlement, the defendants admit to no wrongdoing or fault. The memorandum of understanding for the proposed settlement of the litigation contemplates a dismissal of all claims with prejudice and a release in favor of all defendants of any and all claims related to the Merger that have been or could have been asserted by the plaintiffs or any members of the putative class. In connection with negotiations relating to the memorandum of understanding, the parties agreed to include, and have included, in the joint proxy statement/prospectus relating to the Merger additional disclosures regarding the merger.

Subject to the completion of certain confirmatory discovery by counsel to the plaintiffs, the memorandum of understanding contemplates that the parties will enter into a settlement agreement. The memorandum and the settlement will be subject to the customary conditions including, final court approval of the settlement. If the conditions are satisfied, subject to final court approval of the settlement and dismissal of the action by the court with prejudice, the plaintiff’s counsel will seek and Camden, as successor to Summit, will pay an amount not to exceed in the aggregate $383,000 in settlement of this action for attorneys’ fees and expenses, Subject to any order of the court, any attorneys’ fees and expenses awarded by the court to plaintiff’s counsel will be paid by Camden, as successor to Summit, on behalf of all defendants within five business days after final court approval of the settlement.

The defendants vigorously deny all liability with respect to the facts and claims alleged in this action, and specifically deny that any further supplemental disclosure was required under any applicable rule, statute, regulation, or law. However, the defendants considered it desirable that these actions be settled to avoid the substantial burden, expense, risk, inconvenience and distraction of continued litigation and to fully and finally resolve the settled claims.

On May 25, 2001, through our joint venture SZF, LLC, a Delaware limited liability company in which we owned 29.78% until July 3, 2003, on which date we purchased our joint venture partner’s 70.22% interest, we entered into an agreement with Brickell View, L..C. (“Brickell View”), a Florida limited liability company, and certain of its affiliates relating to the formation of Coral Way, LLC, a Delaware limited liability company, to develop a new community in Miami, Florida. Brickell View agreed to be the developer of that community and certain of its affiliates signed guarantees obligating them to pay certain costs relating to the development. On August 12, 2003, we received notice of two suits filed by Brickell View and certain of its affiliates against SZF, LLC and certain Summit entities, including us, Summit and Summit Management Company. The suits were originally filed in the Miami-Dade Circuit Court and were subsequently removed to the U.S. District Court for the Southern District of Florida. One of the suits was remanded to the Miami-Dade Circuit Court, while the other remains pending in the U.S. District Court. These suits relate to the business agreement among the parties in connection with the development and construction of the community by Coral Way. Brickell View and its affiliates allege breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duties and constructive fraud on the part of SZF, LLC and constructive fraud on the part of the Summit entities, and seek both a declaratory judgment that the guarantee agreements have been constructively terminated and unspecified monetary damages. We intend to enforce our rights under the joint venture agreements. Although we may determine to terminate the development agreement based on Brickell View’s failure to perform its obligations in accordance with the development agreement, we do not believe that there is any basis for allowing Brickell View or its affiliates to be released from their obligations under the development agreement or the guarantees. We believe that the allegations made by Brickell View and its affiliates are not supported by the facts and we intend to vigorously defend against these suits. On December 19, 2003, we received notice of a demand for arbitration asserted by Bermello, Ajamil & Partners, Inc. against Coral Way, LLC for unpaid architectural fees. In this demand, Bermello, Ajamil & Partners, Inc. allege that they are entitled to an increased architectural fee as a result of an increase in the cost of the project. We believe that the allegations made by Bermello, Ajamil & Partners, Inc. are not supported by the facts, and we will vigorously defend against this claim. Additionally, we have asserted a cross-claim against Bermello, Ajamil & Partners, Inc. for damages related to the cost to correct certain structural and other design defects.

On May 6, 2003, we purchased certain assets of Brickell Grand, Inc. (“Brickell Grand”), including the community known as Summit Brickell. At the time of purchase, Summit Brickell was subject to a $4.1 million claim of construction lien filed by the general contractor, Bovis Lend Lease, Inc. (“Bovis”), due to Brickell Grand’s alleged failure to pay the full amount of the construction costs. Bovis sought to enforce this claim of lien against Brickell Grand in a suit filed on October 18, 2002 in Miami-Dade Circuit Court, Florida. In mid-2003, litigation with Bovis was temporarily stayed pending mediation. In September 2003, Bovis filed an amended complaint seeking to enforce an increased claim of lien of $4.6 million. Mediation with Bovis ended unsuccessfully in November 2003. The litigation is proceeding in the Miami-Dade Circuit Court. As the current owner of Summit Brickell, which property is subject to the claim of lien, we are vigorously defending against these claims of lien and related litigation. As a result of several items claimed by Bovis in their amended claim of lien, we are asserting a counterclaim for a fraudulent mechanic’s lien, as well as counterclaims for breach of contract and breach of warranties. In early 2004, three subcontractors of Bovis, Gulf Plumbing, Inc., Big Bear Plastering, Inc., and Kone, Inc., filed separate suits in Miami-Dade Circuit Court against Brickell Grand, Bovis, the Operating Partnership, and other named parties to enforce claims of construction lien and/or claims against the contractor’s bond in an aggregate amount of approximately $600,000 filed due to the defendants’ alleged failure to pay the full amount of the construction cost. All of these claims have been voluntarily dismissed. In January 2005, Brickell Grand, Inc. filed suit in Miami-Dade Circuit Court, Florida, asserting claims for breach of contract and fraud in the inducement, alleging that Summit has an obligation to indemnify Brickell Grand, Inc. in the Bovis lawsuit and that Summit had failed to properly market the apartments, increasing Brickell Grand Inc.’s cost overrun obligations. Brickell Grand, Inc. also claims that Summit misappropriated its identity by filing eviction actions in its name. We believe that these allegations made by Brickell Grand, Inc. are not supported by the facts, and intend to vigorously defend against these claims.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Stockholders

There is no established public trading market for the common units. As of February 27, 2005, the day before the Merger, there were 99 holders of record of common units. As of March 23, 2005, there were 64 holders of record of common units.

Distributions

We declared a distribution of $0.3375 per common unit for each of the four quarters in 2004, which were paid on May 14, 2004 for the first quarter, August 13, 2004 for the second quarter, November 15, 2004 for the third quarter and January 17, 2005 for the fourth quarter.

We declared a distribution of $0.3375 per common unit for each of the four quarters in 2003, which were paid on May 15, 2003 for the first quarter, August 15, 2003 for the second quarter, November 14, 2003 for the third quarter and February 16, 2004 for the fourth quarter.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial and other information on a consolidated historical basis as of and for each of the years in the five-year period ended December 31, 2004. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which we adopted on January 1, 2002, income statement data for all years presented reflects the reclassification of the results of operations of all communities sold during 2004 and 2003 and seven of the eight communities sold during 2002 to income from discontinued operations. The eighth community sold during 2002 was properly classified as held for sale prior to January 1, 2002 and its operations have remained in income from continuing operations. These reclassifications have no effect on the reported net income or FFO (as defined below) in any prior period. This table should be read in conjunction with our consolidated financial statements and related notes which accompany this report, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report (amounts in thousands, except per unit and property information).

SELECTED FINANCIAL DATA
CAMDEN SUMMIT PARTNERSHIP, L.P.

	Year Ended December 31,
	2004	2003	2002	2001	2000

OPERATING INFORMATION:
Revenues:
Rental	$131,882	$104,973	$93,034	$102,691	$99,133
Other property income	11,004	7,854	6,754	7,883	7,721
Management fees - third party communities	586	618	787	913	1,103
Total revenues	143,472	113,445	100,575	111,487	107,957
Expenses:
Property operating and maintenance expenses (exclusive
of items listed below)	28,518	24,659	22,183	22,574	20,779
Real estate taxes and insurance	18,775	13,343	9,550	9,714	10,211
Depreciation and amortization	42,705	30,462	24,230	23,302	21,677
General and administrative expense	12,967	6,941	5,937	6,940	4,752
Property management expenses	6,954	5,912	4,822	5,534	5,426
Merger-related costs	11,484	-	-	-	-
Total expenses	121,403	81,317	66,722	68,064	62,845

Operating income	22,069	32,128	33,853	43,423	45,112

Interest and other income	1,984	2,643	2,716	2,922	2,871
Interest expense and deferred financing cost amortization	(32,932)	(29,112)	(28,699)	(32,209)	(31,500)
Income (loss) from continuing operations before loss
on unconsolidated real estate joint ventures, gain on
sale of real estate assets and impairment loss on
technology investments	(8,879)	5,659	7,870	14,136	16,483

Loss on unconsolidated real estate joint ventures	(380)	(326)	(49)	(171)	(399)
Gain on sale of real estate assets	-	73	13,831	34,435	38,718
Gain on sale of real estate assets - joint ventures	-	-	4,955	271	-
Impairment loss on technology investments	-	-	-	(1,217)	-
Income (loss) from continuing operations	(9,259)	5,406	26,607	47,454	54,802

Total discontinued operations	168,992	26,250	89,324	29,862	32,012

Net income	$159,733	$31,656	$115,931	$77,316	$86,814
Income available to common unitholders	$153,468	$18,387	$103,511	$64,896	$74,394

	Year Ended December 31,
	2004	2003	2002	2001	2000
Per unit data - basic:
Income (loss) from continuing operations	$(0.27)	$0.17	$0.86	$1.54	$1.79
Income from discontinued operations	4.86	0.84	2.89	0.97	1.04
Net income	$4.59	$1.02	$3.75	$2.51	$2.83
Income available to common unitholders	$4.41	$0.59	$3.35	$2.11	$2.42

Per unit data - diluted:
Income (loss) from continuing operations	$(0.27)	$0.17	$0.86	$1.53	$1.77
Income from discontinued operations	4.86	0.84	2.87	0.96	1.04
Net income	$4.59	$1.01	$3.73	$2.49	$2.81
Income available to common unitholders	$4.41	$0.59	$3.33	$2.09	$2.41

Distributions per common unit	$1.35	$1.35	$1.76	$1.85	$1.75
Weighted average common units outstanding - basic	34,806	31,119	30,937	30,796	30,697
Weighted average common units outstanding - diluted	34,806	31,268	31,107	31,106	30,897

BALANCE SHEET INFORMATION:
Real estate assets, before accumulated depreciation	$1,403,913	$1,493,670	$1,410,195	$1,407,979	$1,425,367
Total assets	1,493,081	1,351,882	1,350,257	1,309,299	1,358,877
Total long-term debt	758,748	726,152	702,456	719,345	764,384
Redeemable perpetual preferred units (1)	-	53,547	136,260	136,260	136,260
Partners’ equity	617,024	566,322	584,411	531,847	531,128

OTHER INFORMATION:
Cash flow provided by (used in):
Operating activities	$59,348	$62,826	$73,318	$77,892	$86,604
Investing activities	11,663	(28,943)	(8,075)	5,845	(121,305)
Financing activities	(67,187)	(33,780)	(64,903)	(86,477)	33,818
Funds from Operations (2)	$32,779	$39,482	$60,218	$70,167	$73,342
Total completed communities (at end of period) (3)	44	46	51	54	59
Total apartment homes developed (4)	743	958	866	1,157	1,696
Total apartment homes acquired	1,581	1,095	222	-	490
Total apartment homes (at end of period) (3)	13,799	14,098	15,428	16,739	17,273

(1)
On December 22, 2004, we notified the Series C Preferred Unitholder of our intent to redeem all outstanding 2.2 million units at $25.00 plus all accrued but unpaid distributions on the redemption date. Our notice was irrevocable and, therefore the Series C Preferred Units have been included in liabilities in our consolidated balance sheet as of December 31, 2004.

(2)
Funds from Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), represents income available to common unitholders (loss) excluding gains from sales of property and extraordinary items, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Our methodology for computing FFO may differ from the methodologies utilized by other real estate companies and, accordingly, may not be comparable to other real estate companies. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, nor is it indicative of funds available to fund our cash needs, including our ability to make dividend or distribution payments. We believe that FFO is helpful to investors as a measure of performance of a Real Estate Investment Trust (“REIT”) because it recognizes that historical cost accounting for real estate assets under GAAP assumes that the value of such real estate diminishes over time. Real estate values have historically risen or fallen with market conditions and, therefore, many investors have considered presentation of operating results for a real estate company using historical cost accounting to be insufficient by itself. Thus, NAREIT created FFO as a supplemental measure of a REIT’s operating performance. By excluding such non-operating items as depreciation and gains on sales of real estate assets, among others, we believe that an investor can more easily compare the operating performance of our real estate assets between periods or compare our operating performance to our peers.

Below is a reconciliation of income available to common unitholders to FFO for each of the years in the five-year period ended December 31, 2004.

	2004	2003	2002	2001	2000
Income available to common unitholders	$153,468	$18,387	$103,511	$64,896	$74,394
Gain on sale of real estate assets	(166,633)	(18,893)	(78,738)	(34,435)	(38,510)
Gain on sale of real estate assets - joint ventures	-	-	(4,955)	(271)	-
Gain on sale of real estate assets - Summit
Management Company	-	-	-	-	(238)
Depreciation:
Real estate assets	45,177	39,225	39,281	38,746	36,413
Real estate joint venture	767	763	1,119	1,231	1,283
Funds from Operations	$32,779	$39,482	$60,218	$70,167	$73,342

(3)	Represents the total number of completed communities and apartment homes in those completed communities owned at the end of the period (excludes joint venture communities).
(4)	Represents the total number of apartment homes in communities completed during the period and owned at the end of the period (excludes joint venture communities).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references to “we,” “our” or “us” in this report refer collectively to Camden Summit Partnership, L.P. (formerly known as Summit Properties Partnership, L.P)., a Delaware limited partnership (the “Operating Partnership”) and its subsidiaries. All references to “Summit” in this report refer to Summit Properties Inc., a Maryland corporation, which was the sole general partner of the Operating Partnership prior to the merger (the “Merger”) of Summit with and into Camden Summit, Inc., a Delaware corporation (“Camden Summit”) and a wholly-owned subsidiary of Camden Property Trust, a Texas real estate investment trust (“Camden”).

Merger with Camden

On February 28, 2005, Summit was merged with and into Camden Summit Inc. pursuant to an Agreement and Plan of Merger dated as of October 4, 2004 (the "Merger Agreement"), as amended. Prior to the effective time of the Merger, Summit was the sole general partner of the Operating Partnership, and at the effective time, Camden Summit became the sole general partner of the Operating Partnership.

Under the terms of the Merger Agreement, Summit stockholders had the right to elect, on a share-by-share basis, to receive either $31.20 in cash or 0.6687 of a Camden common share at the closing of the Merger. These elections were subject to reallocation so that the aggregate amount of cash issued in the Merger to Summit's stockholders equaled approximately $436.3 million. In the Merger, Camden issued approximately 11.8 million common shares to Summit stockholders. The limited partners in the Operating Partnership were offered, on a unit-by-unit basis, the opportunity to redeem their partnership units for $31.20 in cash per unit or to remain in the Operating Partnership following the Merger at a unit valuation equal to 0.6687 of a Camden common share. The limited partner elections resulted in the redemption of 0.7 million partnership units for cash, for an aggregate of $21.7 million, and issuing 1.8 million partnership units.

Executive Summary

We focus on the operation, development and acquisition of luxury apartment communities in select neighborhoods throughout the Southeast and Mid-Atlantic United States. We focus our efforts in five markets which consist of Washington, D.C., Southeast Florida, Atlanta, Raleigh and Charlotte. As of December 31, 2004, our portfolio consisted of 44 completed communities comprising 13,799 apartment homes; four communities owned in a joint venture, comprised of 1,203 apartment homes; and five apartment communities with 1,834 apartment homes in various stages of development.

We have reclassified the historical financial statements for discontinued operations that have resulted from dispositions of real estate assets during the year ended December 31, 2004 as well as the classification of the community considered held for sale as of that date in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Our income or loss from continuing operations is generated primarily from operations of our apartment communities, specifically, property operating income. Property operating income is defined as rental and other property revenues less property operating and maintenance expense. See Note 8 to our accompanying consolidated financial statements for further discussion of our use of property operating income as a meaningful financial measure of each community’s performance. The changes in operating results from period to period reflect changes in existing community performance and changes in the number of apartment homes due to development, acquisition, or disposition of communities. To better understand our overall operating performance, our communities have been categorized in five “status” groups. A community that we have acquired is deemed “same-property” when we have owned it for one year or more as of the beginning of the current year. We consider a community to be "stabilized" when it has attained a physical occupancy level of at least 93%. A community that we have developed is deemed "same-property" when it has been stabilized for at least one year as of the beginning of the current year. A community is deemed to be a "stabilized development" community when stabilized as of the beginning of the current year but not the entire prior year. A “lease-up” community is defined as one that has commenced rental operations but was not stabilized as of the beginning of the current year. As of December 31, 2004, we had 8,670 same-property apartment homes in 28 communities, 2,676 acquisition apartment homes in eight communities, 1,997 stabilized development apartment homes in seven communities and 876 lease-up apartment homes in three communities (one of these communities with 420 apartment homes was not complete as of December 31, 2004). Note that Reunion Park by Summit phase I (248 apartment homes) is included in stabilized development communities and Reunion Park by Summit phase II (172 apartment homes) is included in lease-up communities in the status groups above.

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

Fundamentals in our markets, which had been weak in 2003 and 2002, began to improve during 2004. Our markets produced 165,000 jobs during the year ended December 31, 2004, which we expect will drive future demand for our apartment homes. Additionally, permit issuance for the construction of new apartment homes has declined and we expect that this will result in a decreased supply of new apartment homes as we enter 2005. Among our five markets, the fundamentals in our Washington, D.C. and Southeast Florida markets are the strongest, and the ability to raise rents has returned to these markets.  Fundamentals in our Atlanta and Charlotte markets are improving and are allowing us to begin raising rents. Fundamentals in our Raleigh market remain relatively weak and, accordingly, we expect it will take longer to raise rents in Raleigh. We will continue to closely monitor and act upon key market dynamics by making disciplined strategic investments, sound operating decisions, and utilizing prudent financial measures.

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

Asset Impairment Evaluation

We record our real estate assets to be held and used at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a community may be impaired we will assess its recoverability by estimating the undiscounted future cash flows of the community. If our recoverability assessment results in an indication of impairment for communities to be held and used, or if a community is considered to be held for sale, then we determine the community’s fair value. For communities classified as held for sale, the fair value represents the estimated sales price less cost to sell based on current or pending offers, estimates received from a broker or by applying a capitalization rate to the community’s property operating income. For communities to be held and used, fair value is determined by applying a capitalization rate to the community’s operating income. Applying capitalization rates to a community’s property operating income is a widely used measure of fair value and for determining the amount at which a community could be sold between willing parties. Determining appropriate capitalization rates requires significant judgment and is generally based on the prevailing rate for the submarket within the market in which the community is located. Capitalization rates can fluctuate due to changes in the general economy or within specific submarkets. If the actual capitalization rate for a community varies significantly from management’s estimate, the impairment evaluation may be significantly affected. For assets to be held and used, if the carrying amount exceeds the undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the community and such loss would be charged against income from continuing operations. Assets to be disposed of are recorded at the lower of carrying amount or fair value less cost to sell. An impairment loss will be recognized for any write-down on assets related to discontinued operations and will be reported in the discontinued operations section of the consolidated statements of earnings.

During the year ended December 31, 2004, we recorded a $6.8 million impairment charge on Summit Lenox, which was considered held for sale as of December 31, 2004. Summit Lenox is reflected in discontinued operations in the accompanying consolidated financial statements.

In accordance with SFAS No. 144, we present operating results of communities we consider held for sale, as well as those sold, in discontinued operations in our consolidated statements of earnings.

Results of Operations for the Years Ended December 31, 2004, 2003 and 2002

Income available to common unitholders increased to $153.5 million in 2004 from $18.4 million in 2003 primarily due to an increase of $147.8 million in gain on disposition of discontinued operations partially offset by $11.5 million of merger-related costs. Income available to common unitholders decreased to $18.4 million in 2003 from $103.5 million in 2002 primarily due to a decrease of $13.8 million in gain on sale of real estate assets in continuing operations, a decrease of $5.0 million in gain on sale of real estate assets - joint ventures and a decrease of $46.1 million in gain on disposition of discontinued operations.

Loss from continuing operations before loss on unconsolidated real estate joint ventures and gain on sale of real estate assets was $8.9 million in 2004. Income from continuing operations before loss on unconsolidated real estate joint ventures and gain on sale of real estate assets was $5.7 million in 2003. The decrease is primarily due to an increase of $12.2 million in depreciation and amortization related to communities acquired in 2004 and 2003 as well as depreciation and amortization on communities in lease-up; merger-related costs of $11.5 million and an increase of $6.0 million in general and administrative costs, primarily driven by increased executive compensation costs, all offset by an increase in property operating income for those communities in continuing operations as the result of improving fundamentals in our markets and the addition of acquisition communities during 2004 and 2003.

Income from continuing operations before loss on unconsolidated real estate joint ventures and gain on sale of real estate assets decreased to $5.7 million in 2003 from $7.9 million in 2002. The primary factors causing this decrease are a $6.2 million increase in depreciation and amortization, a $924,000 million increase in amortization of deferred financing costs, a $1.0 million increase in general and administrative expenses and a $974,000 increase in property management expenses, all offset by a $6.8 million increase in property operating income from our communities in continuing operations. See the four sections entitled, “Operating Performance of our Same-Property, Acquisition, Stabilized Development and Lease-Up Communities” on pages 21 through 23 and the section entitled, “Other Income and Expenses” on page 26 of this report for an explanation of these changes.

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

A summary of our apartment homes (excluding joint venture communities and including Summit Las Olas (420 apartment homes) which was in lease up but not yet complete) for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Apartment homes at the beginning of the year	14,554	15,428	16,739
Acquisitions	1,581	1,095	222
Developments which were completed during the year	743	958	866
Sale of apartment homes	(2,659)	(2,927)	(2,399)
Apartment homes at the end of the year	14,219	14,554	15,428

The operating performance of our communities (excluding joint venture communities) is summarized below (in thousands). The operating results for communities which are considered held for sale are included in their current “status” group until they are sold, at which time they will be reclassified to the disposition communities status group.

	Year Ended December 31,			Year Ended December 31,
	2004	2003	% Change	2003	2002	% Change
Property revenue (1):
Same-property communities	$94,761	$93,699	1.1%	$106,047	$109,226	-2.9%
Acquisition communities	22,329	3,991	459.5%	3,991	-	100.0%
Stabilized development communities (2)	24,899	19,169	29.9%	16,947	16,477	2.9%
Lease-up communities	5,224	308	1596.1%	13,307	2,436	446.3%
Disposition communities	17,592	43,158	-59.2%	20,033	45,340	-55.8%
Total property revenue	164,805	160,325	2.8%	160,325	173,479	-7.6%

Property operating and maintenance
expense (1):
Same-property communities	30,755	30,506	0.8%	35,131	34,358	2.2%
Acquisition communities	7,556	1,866	304.9%	1,866	-	100.0%
Stabilized development communities (2)	9,696	7,874	23.1%	6,229	5,839	6.7%
Lease-up communities	2,041	184	1009.2%	5,076	980	418.0%
Disposition communities	6,149	16,319	-62.3%	8,447	16,384	-48.4%
Total property operating and
maintenance expense	56,197	56,749	-1.0%	56,749	57,561	-1.4%

Property operating income:
Same-property communities	64,006	63,193	1.3%	70,916	74,868	-5.3%
Acquisition communities	14,773	2,125	595.2%	2,125	-	100.0%
Stabilized development communities (2)	15,203	11,295	34.6%	10,718	10,638	0.8%
Lease-up communities	3,183	124	2466.9%	8,231	1,456	465.3%
Disposition communities	11,443	26,839	-57.4%	11,586	28,956	-60.0%
Property operating income	$108,608	$103,576	4.9%	$103,576	$115,918	-10.6%

(1)
To determine the amounts of property revenue and property operating and maintenance expense which were contributed by communities classified in discontinued operations, see the table in the section entitled, “Discontinued Operations” on page 25 of this report.

(2)
Includes communities held for sale at December 31, 2004 with operating results reported in discontinued operations: Property revenue of $4.3 million, $4.3 million and $5.1 million for the years ended December 31, 2004, 2003 and 2002 respectively; property operating income of $1.7 million, $1.9 million and $3.1 million for the years ended December 31, 2004, 2003 and 2002, respectfully.

Operating Performance of our Same-Property Communities

The operating performance of our same-property communities is summarized below (dollars in thousands, except average monthly rental revenue). The comparison of 2004 to 2003 includes those communities and apartment homes that were considered same-property as of December 31, 2004. The comparison of 2003 to 2002 includes those communities and apartment homes that were considered same-property as of December 31, 2003. The change in number of communities and apartment homes is the result of the disposition of communities during 2003 as well as the movement of a community which would have been an acquisition, stabilized development or lease-up community in a prior year to the same-property category.

	Year Ended December 31,			Year Ended December 31,
	2004	2003	% Change	2003	2002	% Change
Property revenues:
Rental	$87,237	$87,157	0.1%	$98,651	$101,850	-3.1%
Other	7,524	6,542	15.0%	7,396	7,376	0.3%
Total property revenues	94,761	93,699	1.1%	106,047	109,226	-2.9%

Property operating and maintenance
expenses:
Personnel	7,857	7,436	5.7%	8,667	8,290	4.5%
Advertising and promotion	1,255	1,148	9.3%	1,276	1,244	2.6%
Utilities	4,835	4,569	5.8%	5,224	5,151	1.4%
Building repairs and maintenance	3,587	4,163	-13.8%	4,820	5,003	-3.7%
Real estate taxes and insurance	11,807	11,772	0.3%	13,591	12,928	5.1%
Other operating expense	1,414	1,418	-0.3%	1,553	1,742	-10.8%
Total property operating expense	30,755	30,506	0.8%	35,131	34,358	2.2%
Property operating income	$64,006	$63,193	1.3%	$70,916	$74,868	-5.3%
Average physical occupancy	93.8%	94.1%	-0.3%	94.2%	93.5%	0.7%
Average rent per occupied apartment home	$893	$896	-0.3%	$889	$926	-4.0%
Number of apartment homes	8,670	8,670		9,865	9,865
Number of apartment communities	28	28		34	34

Property revenues remained stable from 2003 to 2004 primarily due to improving fundamentals in our markets, primarily driven by an increase in job growth and/or a decrease in job losses. Other property revenues increased by 15.0% from 2003 to 2004 due to increases in fees such as water, trash, termination, parking, storage, application and pet fees as well as income earned from security deposit forfeitures.

Property operating and maintenance expenses remained stable from 2003 to 2004, increasing by only 0.7%. Building repairs and maintenance expense decreased by 13.8% from 2003 to 2004 due to the fact that our maintenance personnel are completing more painting and other repair work in-house rather than hiring third-party vendors to perform such tasks. As a percentage of total property revenue, total property operating and maintenance expenses for our same-property communities decreased to 32.4% in 2004 from 32.6% in 2003.

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

Personnel costs increased by $377,000, or 4.5%, from 2002 to 2003 due to an increase in staffing levels in 2003 as compared to 2002. Excluding personnel costs, property operating and maintenance expenses increased by 1.5% in 2003 over the same period in 2002. Insurance costs increased by $448,000, or 29.2%, during 2003 when compared to 2002 due to an increase in insurance rates with our May 2003 renewal as well as obtaining terrorism insurance on certain of our communities. As a percentage of total property revenue, total property operating and maintenance expenses for our same-property communities increased to 33.1% in 2003 from 31.5% in 2002.

Operating Performance of our Acquisition Communities

Acquisition communities for the 2004 period includes eight communities with a total of 2,676 apartment homes (Summit Brickell, Summit Lansdowne, Summit Stonecrest, Summit South End Square, Summit Doral Villas, Summit Midtown, Summit Fallsgrove and Charlotte Cotton Mills). The acquisition communities for the 2003 period include only Summit Brickell and Summit Lansdowne.

On May 27, 2004, we acquired Summit Stonecrest (306 apartment homes), located in Charlotte, North Carolina for $28.0 million. Consideration paid for this community was cash of $9.6 million and the assumption of a $19.7 million mortgage (which had a fair market value of $18.4 million on the date of purchase). On June 14, 2004, we purchased Summit South End Square (299 apartment homes), also located in Charlotte, for $33.5 million in cash. On September 2, 2004, we acquired Summit Doral Villas, located in Miami, Florida (232 apartment homes), for $43.5 million. Consideration paid for Summit Doral Villas was cash of $18.6 million and the assumption of a $22.1 million mortgage (which had a fair value of $24.9 million on the date of acquisition). On September 30, 2004, we acquired Summit Midtown, located in Atlanta, Georgia (296 apartment homes), for $44.8 million in cash. On October 14, 2004, we acquired Summit Fallsgrove, located in Rockville, Maryland (268 apartment homes) for $54.5 million in cash. On November 28, 2004, we acquired Charlotte Cotton Mills, located in Charlotte, North Carolina (180 apartment homes) for $23.8 million in cash.

On May 6, 2003, we purchased certain assets of Brickell Grand, Inc. (“Brickell Grand”), including the community known as Summit Brickell and a note receivable from the developer, located in Miami, Florida for $59.4 million. Summit Brickell contains 405 apartment homes and approximately 18,000 square feet of retail space. On December 31, 2003, we purchased Summit Lansdowne, located in Loudon County, Virginia, for $99.2 million. Summit Lansdowne contains 690 apartment homes.

The operating performance of our acquisition communities is summarized below (dollars in thousands, except average monthly rental revenue). The average rent per occupied apartment home for the 2004 and 2003 periods represents the average for the month of December only. The average physical occupancy for the 2004 and 2003 periods represents the average during the last week of December. There was one community acquired during 2002, but it was subsequently sold in 2003; therefore, its operating results are included in disposition communities below.

	Year Ended December 31,
	2004	2003
Property revenues:
Rental	$21,022	$3,826
Other	1,307	165
Total property revenues	22,329	3,991
Property operating expenses	7,556	1,866
Property operating income	$14,773	$2,125
Average physical occupancy	90.1%	95.3%
Average rent per occupied apartment home	$1,105	$1,269
Number of apartment homes	2,676	1,095

Operating Performance of our Stabilized Development Communities

The comparison of the years ended December 31, 2004 and 2003 represents seven communities with a total of 1,997 apartment homes (Reunion Park by Summit I, Summit Brookwood, Summit Grand Parc, Summit Lenox, Summit Roosevelt, Summit Stockbridge and Summit Valleybrook) which were stabilized during the entire year ended December 31, 2004, but were stabilized subsequent to January 1, 2003. The comparison of the years ended December 2003 and 2002 represents five communities with a total of 1,820 apartment homes (Summit Crest, Summit Lenox, Summit Overlook, Summit Peachtree City and Summit Shiloh) which were stabilized during the entire year ended December 31, 2003, but were stabilized subsequent to January 1, 2002. Summit Lenox is an existing community with 431 apartment homes which recently underwent major renovations. Its operating results are included in results of stabilized development communities as it reached stabilization after renovation during the year ended December 31, 2004. Summit Lenox is recorded as held for sale as of December 31, 2004.

The operating performance of our stabilized development communities is summarized below (dollars in thousands, except average monthly rental revenue):

	Year Ended December 31,		Year Ended December 31,
	2004	2003	2003	2002
Property revenues:
Rental	$22,739	$17,720	$15,888	$15,447
Other	2,160	1,449	1,059	1,030
Total property revenues	24,899	19,169	16,947	16,477
Property operating expenses	9,696	7,874	6,229	5,839
Property operating income	$15,203	$11,295	$10,718	$10,638
Average physical occupancy	92.5%	76.0%	92.7%	84.6%
Average rent per occupied apartment home	$996	$915	$799	$845
Number of apartment homes	1,997	1,997	1,820	1,820

Operating Performance of our Communities in Lease-Up

The following is a summary of the three communities in lease-up during the year ended December 31, 2004 (dollars in thousands):

		Total	Actual/		Average	% Leased
	Number of	Actual/	Anticipated	Actual/	Physical	as of
	Apartment	Anticipated	Construction	Anticipated	Occupancy	December
Community and Market	Homes	Cost	Completion	Stabilization	2004	31, 2004

Reunion Park by Summit II - Raleigh, NC	172	$10,273	Q1 2004	Q3 2004	45.6%	94.8%
Summit Silo Creek - Washington, D.C.	284	39,040	Q2 2004	Q4 2004	69.3%	95.1%
Summit Las Olas - Ft. Lauderdale, FL	420	73,700	Q1 2005	Q3 2005	20.4%	71.9%
	876	$123,013

The actual stabilization dates for our communities in lease-up may be later than anticipated. The rental rates that we charge also may be less than expected.

We had seven communities with 1,774 apartment homes in lease-up during the year ended December 31, 2003 (Summit Brookwood, Summit Roosevelt, Summit Grand Parc, Summit Stockbridge, Reunion Park by Summit II, Summit Silo Creek and Summit Valleybrook).

The operating performance of our lease-up communities is summarized below (dollars in thousands):

	Year Ended December 31,		Year Ended December 31,
	2004	2003	2003	2002
Property revenues:
Rental	$4,648	$267	$12,292	$2,191
Other	576	41	1,015	245
Total property revenues	5,224	308	13,307	2,436
Property operating expenses	2,041	184	5,076	980
Property operating income	$3,183	$124	$8,231	$1,456
Number of apartment homes	876	876	1,774	1,774

Operating Performance of our Disposition Communities

The 2004 disposition communities consist of the former Summit Belmont, Summit Brickell View, Summit Crossing, Summit Del Ray, Summit Fair Oaks, Summit Glen, Summit Highland, Summit Norcroft, Summit Reston and Summit Square (an aggregate of 2,659 apartment homes), all of which were sold during the year ended December 31, 2004.

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

The operating performance of the disposition communities (excluding The Heights at Cheshire Bridge) is summarized below (dollars in thousands). Note that communities which are considered held for sale are not included in disposition communities’ results of operations until sold (i.e., such results remain in same-property, acquisition, stabilized development or lease-up communities results until sold).

	Year Ended December 31,		Year Ended December 31,
	2004	2003	2003	2002
Property revenues:
Rental	$16,256	$40,338	$18,652	$42,352
Other	1,336	2,820	1,381	2,988
Total property revenues	17,592	43,158	20,033	45,340
Property operating expenses	6,149	16,319	8,447	16,384
Property operating income	$11,443	$26,839	$11,586	$28,956

Number of apartment homes	2,659	5,586	2,927	5,326

Acquisitions and Dispositions

During the year ended December 31, 2004, we purchased six communities (see the section, “Operating Performance of our Acquisition Communities” on page 22).

During the year ended December 31, 2004, we sold ten communities comprising 2,659 apartment homes for an aggregate sales price of $349.4 million, resulting in an aggregate gain on sale of $164.5 million. The ten communities sold were the former Summit Fair Oaks, Summit Highland, Summit Square, Summit Belmont, Summit Reston, Summit Glen, Summit Del Ray, Summit Brickell View, Summit Crossing and Summit Norcroft. Net proceeds from eight of the ten communities, equaling $242.1 million, were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and were used to construct or purchase real estate assets during 2004. We also sold one parcel of land during 2004 for approximately $94,000. This land was located at the community formerly known as Summit Square.

During the year ended December 31, 2003, we purchased two communities. On December 31, 2003, we purchased Summit Lansdowne, located in Loudon County, Virginia, for $99.2 million. Summit Lansdowne contains 690 apartment homes and was approximately 89.0% leased as of December 31, 2003. On May 6, 2003, the Operating Partnership purchased certain assets of Brickell Grand, including the community known as Summit Brickell and a note receivable from the developer, for $59.4 million. Summit Brickell is located in Miami, Florida and contains 405 apartment homes and approximately 18,000 square feet of retail space.

During the year ended December 31, 2003, we sold eight communities comprising 2,927 apartment homes for an aggregate sales price of $215.2 million, resulting in an aggregate gain on sale of $18.8 million for seven of the communities and an impairment charge of $0.8 million for one of the communities. The eight communities sold were the former Summit Fairways, Summit Turtle Rock, Summit Camino Real, Summit Buena Vista, Summit Arboretum, Summit Las Palmas, Summit San Raphael and Summit Belcourt. Net proceeds from four of the eight communities, equaling $51.5 million, were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and were used to construct or purchase real estate assets during 2004.

During the year ended December 31, 2002, we sold eight communities comprising 2,399 apartment homes for an aggregate sales price of $211.8 million, resulting in an aggregate net gain on sale of $78.7 million. The eight communities sold were the former Summit Breckenridge, Summit New Albany, Summit Pike Creek, Summit Mayfaire, Summit Stonefield, Summit Meadow, Summit Sand Lake and Summit Windsor. Net proceeds from four of the eight communities, equaling $107.4 million, were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and were used to construct or purchase real estate assets during 2004.

During the year ended December 31, 2002, a joint venture in which we held a 50% interest, sold a community known as The Heights at Cheshire Bridge (comprising 318 apartment homes) to an unrelated third party and the joint venture was dissolved. Upon dissolution, we recognized a gain of $5.0 million on the sale of the joint venture’s assets.

During the year ended December 31, 2002, we acquired a stabilized, luxury apartment community in the Galleria sub-market of Dallas, Texas (comprising 222 apartment homes) for $17.7 million. The community, known as Summit San Raphael, was sold during 2003.

Discontinued Operations

In accordance with SFAS No. 144, net income and gain on disposition of real estate for communities sold and considered held for sale after December 31, 2001 are reflected in our statements of earnings as “discontinued operations” for all periods presented. Below is a summary of discontinued operations for all of the communities sold during 2004, 2003 and 2002, excluding Summit Breckenridge and joint venture communities, for the years ended December 31, 2004, 2003 and 2002 (in thousands). Summit Breckenridge was properly classified as held for sale prior to January 1, 2002 and, therefore, its operations prior to disposal are included in income from continuing operations. The summary below also includes Summit Lenox which was considered held for sale as of December 31, 2004.

	Year Ended December 31,
Property revenues:	2004	2003	2002
Rental revenues	$20,020	$44,336	$68,805
Other property revenue	1,899	3,162	4,886
Total property revenues	21,919	47,498	73,691
Property operating expenses	8,904	18,747	25,828
Depreciation	3,549	9,907	16,043
Interest and amortization	300	4,133	7,092
Income from discontinued operations before gain on disposition of
discontinued operations and impairment loss on discontinued operations	9,166	14,711	24,728
Net gain on disposition of discontinued operations	166,633	18,820	64,907
Impairment loss on discontinued operations	(6,807)	(759)	-
Loss from early extinguishment of debt associated with asset sales	-	(6,522)	(311)
Total discontinued operations	$168,992	$26,250	$89,324

Development Activity

Development communities in process as of December 31, 2004 are summarized as follows (dollars in thousands):

	Number of	Total		Estimated	Anticipated
	Apartment	Estimated	Cost To	Cost To	Construction
Community / Market Area	Homes	Costs	Date	Complete	Completion

Summit Las Olas - Ft. Lauderdale, FL	420	$73,700	$70,285	$3,415	Q1 2005
Summit Clearbrook - Washington, D.C.	297	34,800	5,559	29,241	Q2 2006
Summit Dilworth - Charlotte, NC	145	19,300	4,582	14,718	Q2 2006
Summit Fairfax Corner - Washington, D.C.	488	74,500	37,759	36,741	Q4 2006
Summit Manor Park - Raleigh, NC	484	46,300	14,451	31,849	Q4 2006
Total - communities under construction	1,834	248,600	132,636	115,964
Other development and construction costs (1)	-	-	86,501	-
Total development communities in process	1,834	$248,600	$219,137	$115,964

(1) Consists primarily of land held for development and other pre-development costs.

The estimated cost to complete the development communities listed above of $116.0 million represents substantially all of our material commitments for capital expenditures as of December 31, 2004.

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

In addition, we are conducting feasibility and other pre-development work for other communities. We could abandon the development of any one or more of these potential communities in the event that we determine that market conditions do not support development, financing is not available on favorable terms or at all, or we are unable to obtain necessary permits and authorizations, or due to other circumstances which may prevent development. There can be no assurance that, if we do pursue one or more potential communities, that we will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.

Other Income and Expenses

Interest income decreased by $685,000 to $1.2 million in 2004 compared to 2003 due to a decrease of $323,000 of interest earned on notes receivable which were repaid in 2003, a reduction of $146,000 in interest earned on proceeds placed with qualified intermediaries in accordance with like-kind exchange rules and regulations and a reduction of interest earned on employee notes receivable of $101,000. Interest income decreased by $422,000 to $1.9 million in 2003 compared to 2002, primarily due to a preferred return of $375,000 earned in 2002 on an equity investment.

Depreciation and amortization expense for continuing operations increased by $12.2 million to $42.7 million in 2004 compared to 2003 primarily due to depreciation recorded for recent development communities as well as for the six communities acquired during 2004 and the community acquired on December 31, 2003. Depreciation and amortization expense for continuing operations increased by $6.2 million to $30.5 million in 2003 compared to 2002 primarily due to depreciation on development communities and one of the acquisition communities during that year.

Interest expense for continuing operations increased by $4.5 million to $31.4 million in 2004 when compared to 2003. This increase is primarily due to a $57.2 million increase in our average indebtedness outstanding in 2004 when compared to 2003 as the result of our issuance of $109.4 million in fixed rate mortgages during the year. Interest expense for continuing operations decreased by $511,000 to $26.9 million in 2003 compared to 2002.

Deferred financing cost amortization decreased by $688,000 to $1.5 million in 2004 compared to 2003 and increased by $924,000 to $2.2 million in 2003 compared to 2002, primarily due to a charge of $827,000 related to unamortized financing costs related to the termination of our prior unsecured credit facility in 2003, with no similar charges in 2004 or 2002.

General and administrative expenses increased by $6.0 million to $13.0 million in 2004 when compared to 2003 primarily due to an increase of $1.6 million in performance-based compensation, $1.6 million recorded for the value of post-retirement benefits to be paid to two former executive officers and an increase of $1.4 million for long-term incentive compensation either paid out or accrued. General and administrative expenses increased by $1.0 million to $6.9 million in 2003 when compared to 2002 primarily due to an increase of $1.0 million related to performance-based compensation. As a percentage of total revenues, general and administrative expenses were 9.0% in 2004, 6.1% in 2003 and 5.9% in 2002.

Merger-related costs of $11.5 million consist primarily of the accelerated cash payout of certain Section 16 executive officer bonuses, stock options and restricted stock grants of $6.9 million. Legal, accounting and other professional fees included in this amount are $4.1 million. In addition, this amount includes $483,000 which is made up of a class action suit settlement of $383,000 and $100,000 of legal and postage costs related to such suit.

The $166.6 million gain on disposition of discontinued operations in 2004 is made up of $164.5 million as the result of the disposition of ten communities during 2004 (the former Summit Fair Oaks, Summit Highland, Summit Square, Summit Belmont, Summit Reston, Summit Glen, Summit Del Ray, Summit Brickell View, Summit Crossing and Summit Norcroft) and $2.1 million as the result of adjustments to the gains on sale of communities sold prior to 2004.

The $18.8 million gain on disposition of discontinued operations in 2003 resulted from the disposition of eight communities. The seven communities sold were the former Summit Fairways, Summit Turtle Rock, Summit Camino Real, Summit Buena Vista, Summit Arboretum, Summit Las Palmas and Summit San Raphael.

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

Liquidity and Capital Resources

Liquidity

Net cash provided by operating activities decreased to $59.3 million for the year ended December 31, 2004 from $62.8 million for the year ended December 31, 2003, primarily due to a $20.1 million decrease in net income (loss) before loss on unconsolidated real estate joint ventures, gain on sale of real estate assets, impairment loss on discontinued operations and loss from early extinguishment of debt associated with asset sales and an increase of $14.1 million in accounts payable and accrued expenses in 2004 when compared to 2003.

Net cash provided by investing activities was $11.7 million for the year ended December 31, 2004 and cash used in investing activities was $28.9 million for the year ended December 31, 2003. The increase in cash provided by investing activities is due to an increase of $96.6 million in proceeds received for the sale of real estate assets and a decrease of $21.4 million in cash used for the investment in real estate joint ventures, offset by increases of $36.2 million and $27.4 million in cash used for the construction of real estate assets and cash used for the acquisition of real estate assets, respectively, in 2004 when compared to 2003, a decrease of $8.5 million in cash received from our historic tax credit venture partner and decrease of $4.7 million of proceeds received from the repayment of notes receivable. Current year cash proceeds from the sale of real estate assets include current year expenditures from qualified like-kind exchange escrows that relate to prior year sales.

Net cash used in financing activities increased to $67.2 million for the year ended December 31, 2004 from $33.8 million for the year ended December 31, 2003. The increase in cash used in financing activities during 2004 is primarily due to a decrease of $100.2 million in cash proceeds received from the direct placement of common stock during 2003 (see the “Direct Placement of Common Stock” section below) and $15.1 million of cash used to settle stock options and restricted stock grants in 2004, partially offset by a decrease of $85.0 million in cash used to redeem the Series B preferred units during 2003 (see the section, “Preferred Units” below).

As of January 1, 2004, we had $2.7 million of cash and cash equivalents (including restricted proceeds placed with a qualified intermediary in accordance with income tax rules and regulations) and $70.0 million available under our secured credit facility. After considering the transactions listed below and our cash provided by operating activities of $59.3 million during the year, as of December 31, 2004, we had $6.5 million of cash and cash equivalents and $194.1 million available under our secured credit facility. During the year ended December 31, 2004, we generated cash proceeds from various transactions, including:

•	We sold ten communities and one parcel of land for an aggregate sales price of $349.5 million, generating net cash proceeds of $346.6 million; and
•	Issued $109.4 million in fixed-rate mortgages secured by ten communities.

The proceeds were used primarily to:

•	Acquire six apartment communities requiring cash payment of $186.2 million;
•	Construct development communities of $128.7 million;
•	Repay one public unsecured note in the amount of $50.0 million which matured during the year;
•	Repay a $10.3 million tax-exempt bond associated with a community which was sold during the year;
•	Repay the construction loan of $35.3 million;
•	Fund the cash settlement of certain bonuses, stock options and restricted stock grant compensation of $15.1 million;
•	Fund capital expenditures and other corporate additions and tenant improvements of $10.6 million; and
•	Fund distributions to common unitholders of $47.0 million.

During the year ended December 31, 2003, we generated cash proceeds from various transactions, including:

•	We sold eight communities and one parcel of land for an aggregate sales price of $215.2 million, generating net cash proceeds of $189.7 million;
•	We issued $144.0 million in fixed-rate mortgages secured by four communities; and
•	Summit issued 4.3 million shares of its common stock and contributed the net proceeds of $97.3 million to us.

The proceeds in 2003 were used primarily to:

•	Acquire two apartment communities for an aggregate purchase price of $158.8 million;
•	Construct development communities of $92.5 million;
•	Redeem all 3.4 million Series B Cumulative Redeemable Perpetual Preferred Units of $85.0 million;
•	Repay two public unsecured notes in the aggregate amount of $47.0 million which matured during the year;
•	Repay $26.8 million of mortgages associated with communities which were sold during the year;
•	Repay $25.0 million under our credit facility;
•	Make investment of $21.4 million in a consolidated joint venture which is developing a community;
•	Repurchase $15.2 million of common stock under our common stock repurchase program; and
•	Fund capital expenditures and other corporate additions and tenant improvements of $9.0 million.

Our outstanding indebtedness on notes payable (excluding fair value adjustments of hedged debt instruments of $2.5 million) as of December 31, 2004 totaled $756.2 million. This amount includes $483.4 million in fixed rate conventional mortgages, $170.0 million of unsecured notes, $6.9 million of variable rate mortgages, and $95.9 million under our secured credit facility. See the table in the section entitled “Market Risk” on page 33 of this report for a summary of the aggregate annual maturities of our debt as of December 31, 2004.

The primary uses of cash in 2005 through February 28, 2005, the date of the Merger, was to fund development spending (refer to the section entitled “Development Activity” on page 26 of this report), to fund capital expenditures relating to maintaining the existing communities, to fund principal amortization payments on debt, to fund dividend payments and the redemption of the Series C Cumulative Redeemable Perpetual Preferred Units on January 21, 2005 (see the section entitled “Preferred Units” on page 30 of this report).

The primary source of funds for these uses, in addition to our cash provided by operating activities, was the borrowing capacity under our credit facility.

In connection with the Merger, we repaid our secured credit facility, which had an outstanding balance of $188.5 million at the date of repayment, using proceeds received from a $500 million intercompany line of credit from Camden Summit. This line of credit bears interest at 6%, has a ten-year term and is secured by the same eleven properties which secured the credit facility.  Additional amounts funded by this intercompany line of credit in connection with the merger were $28.0 million of compensation costs paid to employees of Summit, the Management Company and the Construction Company (consisting primarily of retention bonuses, severance payments, and amounts due under the 2004 long-term incentive compensation program), $9.6 million paid to a financial services institution which acted as our financial advisor with respect to the Merger transaction and $2.5 million paid as a prepayment penalty under the secured credit facility.

Credit Facilities

On July 28, 2003, we obtained a secured credit facility with a total commitment of $200.0 million. On June 25, 2004, we increased this commitment to $290.0 million. The availability increased from $189.0 million to $290.0 million. We have the ability to further increase this commitment and availability pursuant to the terms of the credit agreement. The secured credit facility replaced our $225.0 million unsecured credit facility and provides funds for new development, acquisitions and general working capital purposes. This facility is secured by eleven of our communities (Summit Brookwood, Summit Governor’s Village, Summit Grandview, Summit Lake, Summit Lansdowne, Summit Peachtree City, Summit Portofino, Summit Sedgebrook, Summit Shiloh, Summit Stockbridge and Summit Sweetwater) and matures in July 2008. As described in the credit agreement, loans under the credit facility are limited subject to debt service coverage and loan to value ratios and bear interest at the Reference Bill Index Rate (defined as the money market yield for the Reference Bills as established by the most recent Reference Bill auction conducted by Freddie Mac) plus 58 to 91 basis points depending on the level of debt service coverage. The outstanding balance of the credit facility was $95.9 million and the interest rate was 2.85% as of December 31, 2004. In connection with the Merger, we repaid our secured credit facility. See the discussion of such repayment in the “Liquidity” section above.

On July 28, 2003, we obtained an unsecured letter of credit facility, which matures in July 2008 and has a total commitment of $20.0 million. The letters of credit issued under this facility will serve as collateral for performance on contracts and as credit guarantees to banks and insurers. As of December 31, 2004, there were $9.0 million of letters of credit outstanding under this facility.

Direct Placement of Common Stock

On December 29, 2003, Summit sold 2.0 million shares of its common stock to certain investment advisory clients of RREEF America L.L.C. at a price of $23.61 per share. Net proceeds from the sale of $47.2 million were used for general corporate purposes, including acquisition and development opportunities and repayment of outstanding indebtedness. On September 25, 2003, Summit sold 2.3 million shares of its common stock to certain advisory clients of Cohen & Steers Capital Management, Inc. at a price of $21.81 per share. The net proceeds from the sale of $50.1 million were used for general corporate purposes, including the redemption of preferred units, acquisition and development opportunities and debt reduction. These sales were made pursuant to Summit’s existing shelf registration statement previously filed with, and declared effective by, the Securities Exchange Commission.

Preferred Units

On September 18, 2003, we redeemed all 3.4 million preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units for cash in the amount of $25.20 per unit plus all unpaid distributions through the redemption date. These preferred units were redeemable for cash, or at Summit’s option, shares of Summit’s 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock, or a combination of cash and shares of Summit’s 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock. Holders of the Series B preferred units had the right to exchange these preferred units for shares of Summit’s Series B preferred stock on a one-for-one basis, subject to adjustment: (a) on or after April 29, 2009, (b) if full quarterly distributions were not made for six quarters, or (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes. As a result of the redemption, the excess of the redemption amount over the carrying amount of the units, which totals approximately $3.0 million in the aggregate, has reduced income available to common unitholders for the year ended December 31, 2003. This is consistent with the SEC's staff announcement on July 31, 2003 that provided clarification to Emerging Issues Task Force ("EITF") Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock." Distributions on the Series B preferred units were cumulative from the date of original issuance and were payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series B preferred units in the aggregate amount of $5.5 million during the year ended December 31, 2003 and $7.6 million the year ended December 31, 2002.

As of December 31, 2004, we had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. The preferred units were redeemable for cash at a redemption price equal to the holder’s capital account. The holder of the Series C preferred units had the right to exchange these preferred units for shares of Summit’s Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceed 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $4.8 million during each of the years ended December 31, 2004, 2003, and 2002. On December 22, 2004 we notified the Series C unitholder of our intention to redeem all 2.2 million of the preferred units. Our notice was irrevocable and, therefore, the Series C Preferred units have been included as a liability in our consolidated balanced sheet as of December 31, 2004. As a result of the redemption commitment in December, the excess of the redemption amount over the carrying amount of the units, which totals $1.5 million, reduced income available to common unitholders for the year ended December 31, 2004. On January 21, 2005, we redeemed all 2.2 million of the Series C preferred units for $25.00 per unit plus all accrued distributions as of that date.

Schedule of Debt

The following table sets forth information regarding our debt financing (excluding fair value adjustments of hedged debt instruments and mortgages assumed at acquisition of communities) as of December 31, 2004 and 2003 (dollars in thousands):

	Interest		Principal Outstanding
	Rate as of	Maturity	December 31,
Fixed Rate Debt	December 31, 2004	Date (1)	2004	2003
Mortgage Loan (2)	6.76%	10/15/2008	$132,989	$132,989
Mortgage Loan (2)	4.86%	10/15/2008	40,000	-
Mortgage Loan (3)	8.00%	9/1/2005	7,771	7,909
Mortgage Notes:
Summit Fair Lakes	7.82%	7/1/2010	48,340	48,340
Summit Doral	5.17%	4/1/2013	30,528	30,962
Summit Aventura	5.09%	7/1/2013	38,927	39,480
Summit Overlook	4.70%	8/1/2013	22,543	22,889
Summit Russett	4.17%	12/31/2009	50,000	50,000
Summit Ashburn Farm	4.69%	4/1/2011	16,477	-
Summit Crest	4.63%	4/1/2011	27,500	-
Summit South End Square	4.91%	10/1/2010	25,242	-
Summit Stonecrest	4.18%	9/1/2012	19,620	-
Summit Doral Villas	6.82%	1/1/2011	22,047	-
Total Mortgage Debt			481,984	332,569

Unsecured Notes:
Medium Term Notes	8.04%	11/17/2005	25,000	25,000
Medium Term Notes	7.04%	5/9/2006	25,000	25,000
Medium Term Notes	7.59%	3/16/2009	25,000	25,000
Medium Term Notes	8.50%	7/19/2010	10,000	10,000
Medium Term Notes	7.70%	5/9/2011	35,000	35,000
Notes	7.20%	8/15/2007	50,000	50,000
Unsecured notes repaid in 2004			-	50,000
Total Unsecured Notes			170,000	220,000
Total Fixed Rate Debt			651,984	552,569

Variable Rate Debt
Credit facility (4)	Ref Bill + 58 bps	7/27/2008	95,900	119,000
Construction loan (5)	LIBOR + 207.5 bps	5/1/2004	-	33,345
Summit Foxcroft mortgage note	LIBOR + 170 bps	7/1/2005	6,900	6,900
Tax-exempt bonds repaid in 2004			-	10,345
Total Variable Rate Debt			102,800	169,590
Total Outstanding Indebtedness on notes payable			$754,784	$722,159

(1)	All of the secured debt can be prepaid at any time. Prepayment of all secured debt is generally subject to penalty or premium.
(2)	Mortgage loan secured by the following communities:

Summit Ballantyne	Summit on the River	Summit Westwood
Summit Club at Dunwoody	Summit Plantation
Summit Largo	Summit St. Clair

(3)	Mortgage loan secured by:

Summit Simsbury	Summit Touchstone

(4)	On July 28, 2003, we obtained a secured credit facility which replaced our prior unsecured credit facility. The credit facility is secured by the following communities:

Summit Brookwood	Summit Lake	Summit Portofino	Summit Stockbridge
Summit Governor’s Village	Summit Lansdowne	Summit Sedgebrook	Summit Sweetwater
Summit Grandview	Summit Peachtree City	Summit Shiloh

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

Our outstanding indebtedness (excluding our credit facility which matures in 2008) had an average maturity of 5.2 years as of December 31, 2004. Refer to the table in the section entitled “Market Risk” below for a summary of the aggregate annual maturities of all outstanding debt as of December 31, 2004.

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

On June 14, 2002, we entered into an interest rate swap with a notional amount of $50.0 million, relating to $50.0 million of 7.20% fixed rate notes issued under our MTN program. Under the interest rate swap agreement, through the maturity date of August 15, 2007, (a) we have agreed to pay to the counterparty the interest on a $50.0 million notional amount at a floating interest rate of three-month LIBOR plus 241.75 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate of the underlying debt obligation. The floating rate as of December 31, 2004 was 4.7075%. The fair value of the interest rate swap was an asset of $2.5 million as of December 31, 2004. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded in “Other assets” in the accompanying balance sheets. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under SFAS No. 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

The following table provides information about our interest rate swap and other financial instruments that are sensitive to changes in interest rates and should be read in conjunction with the accompanying consolidated financial statements and related notes. For debt, the table presents principal cash flows and related weighted average interest rates in effect as of December 31, 2004 by expected maturity dates. The weighted average interest rate presented in this table for the tax-exempt variable rate debt outstanding in 2003 is inclusive of credit enhancement fees. For the interest rate swap, the table presents the notional amount and related weighted average pay rate by year of maturity (dollars in thousands):

	Expected Year of Maturity
	2005	2006	2007	2008	2009	Thereafter	2004 Total	2003 Total
Fixed Rate Debt:
Conventional fixed rate	$11,205	$3,723	$3,963	$177,129	$51,356	$234,608	$481,984	$332,569
Average interest rate	7.06%	4.93%	4.93%	6.29%	4.66%	5.62%	5.79%	6.07%
Unsecured fixed rate	25,000	25,000	50,000	—	25,000	45,000	170,000	220,000
Average interest rate	8.04%	7.04%	7.20%	—	7.59%	7.88%	7.54%	7.40%
Total fixed rate debt	36,205	28,723	53,963	177,129	76,356	279,608	651,984	552,569
Average interest rate	7.73%	6.77%	7.04%	6.29%	5.62%	5.99%	6.24%	6.60%

Variable Rate Debt:
Tax-exempt variable rate	—	—	—	—	—	—	—	10,345
Average interest rate	—	—	—	—	—	—	—	2.75%
Variable rate mortgage note	6,900	—	—	—	—	—	6,900	6,900
Average interest rate	3.38%	—	—	—	—	—	3.38%	2.86%
Variable rate construction loan	—	—	—	—	—	—	—	33,345
Average interest rate	—	—	—	—	—	—	—	3.23%
Variable rate credit facility (1)	—	—	—	—	—	95,900	95,900	119,000
Average interest rate	—	—	—	—	—	1.70%	1.70%	1.62%
Total variable rate debt	6,900	—	—	—	—	95,900	102,800	169,590
Average interest rate	3.38%	—	—	—	—	1.70%	1.81%	2.06%
Total debt	$43,105	$28,723	$53,963	$177,129	$76,356	$375,508	$754,784	$722,159
Average interest rate	7.04%	6.77%	7.04%	6.29%	5.62%	4.89%	5.53%	5.53%

Interest Rate Swap:
Pay variable/receive fixed			$50,000				$50,000	$50,000
Average pay rate			3-month				3-month	3-month
			LIBOR				LIBOR	LIBOR
			+2.4175%				+2.4175%	+2.4175%
Receive rate			7.20%				7.20%	7.20%

(1)
In connection with the Merger, we repaid our secured credit facility, which was to mature in 2008, using proceeds received from a $500 million intercompany line of credit from Camden Summit. This line of credit bears interest at 6%, is secured by the same eleven communities which secured the credit facility, and has a ten-year term. Therefore, it has been included in the “thereafter” column above given its 2015 maturity date.

We estimate that the fair value of the variable rate debt approximates carrying value based upon our effective borrowing rates for issuance of debt with similar terms and remaining maturities. Fixed rate mortgage debt and fixed rate unsecured notes with a carrying value of $652.0 million had an estimated aggregate fair value of $676.3 million as of December 31, 2004. Rates currently available to us for similar terms and maturities were used to estimate the fair value of this debt. The fair value of long-term fixed rate debt is subject to changes in interest rates.

Contractual Obligations

A summary of our future contractual obligations related to long-term debt, non-cancelable operating leases and other obligations as of December 31, 2004 is as follows (in thousands):

	Payments Due by Period
	2005	2006-2007	2008-2009	Thereafter	Total
Long-term debt principal payments and maturities	$43,105	$82,686	$253,485	$375,508	$754,784
Interest payments on long-term debt (1)	30,942	52,998	43,228	26,695	153,863
Development expenditures (2)	73,510	42,454	-	-	115,964
Redemption of preferred units (3)	55,000	-	-	-	55,000
Standby letters of credit (4)	8,722	317	-	-	9,039
Operating lease commitments (5)	154	311	230	59	754
Employment agreement payments (6)	570	1,140	1,140	3,146	5,996
Total	$212,003	$179,906	$298,083	$405,408	$1,095,400

(1)
For variable rate debt, the interest obligations were computed by applying the average interest rate for the three months ended December 31, 2004 to the average balance outstanding for the three months ended December 31, 2004 for all periods presented.

(2)
The estimated cost to complete the five development projects currently under construction was $116.0 million as of December 31, 2004. Anticipated construction completion dates of the projects range from the first quarter of 2005 to the fourth quarter of 2006.

(3)
On December 22, 2004, the Operating Partnership gave notice to the holder of its Series C Perpetual Preferred Units of its intention to redeem all 2.2 million of the units on or about January 21, 2005. The Operating Partnership redeemed the preferred units on that date for $25.00 per unit plus accrued distributions as of that date.

(4)
As collateral for performance on contracts and as credit guarantees to banks and insurers, we were contingently liable under standby letters of credit in the aggregate amount of $9.0 million as of December 31, 2004.

(5)	Includes operating leases related to rental of office space.
(6)
Summit had employment agreements (which were assumed by Camden in the Merger) with two of its former executive officers, both of whom resigned from such executive positions, but who remain as employees and have agreed to provide various services to us from time to time through December 31, 2011. Each employment agreement entitles the former officers a base salary aggregating up to $2.1 million over the period from July 1, 2001 to December 31, 2011 (beginning with calendar year 2002, up to $200,000 on an annual basis). Each employment agreement provided each former officer with the right to participate in our life insurance plan as well as office space, information systems support and administrative support for the remainder of each employee’s life, and participation in our health and dental insurance plans until the last to die of the employee or such employee’s spouse. Either party can terminate the employment agreements effective 20 business days after written notice is given. The full base salary amount due shall be payable through 2011 whether or not the agreements are terminated earlier in accordance with their terms. Summit amended the employment agreements, effective July 1, 2004. The amendments provide for additional payments to the former executives and eliminate the provision to provide office space, information systems support and administrative support. The additional annual payments are $100,000 for one of the former executive officers and $70,000 to the other former executive officer and each is subject to a yearly increase based on the Consumer Price Index. In the table above, the “Thereafter” amount represents salary and the additional payments described above through 2011 as well as the amount to be paid for office space, information systems support and administrative support after the employment terms end in 2011.

Currently, we are the developer for one apartment community which is owned by a third party. Under our development and other related agreements, we have guaranteed certain aspects relating to the construction, lease-up and management of that apartment community. We have also committed to fund certain development cost overruns, if any, and lease-up losses. We have evaluated our commitments and obligations under these agreements and determined that an accrual or charge is not necessary as the overall development economics are profitable. We began marketing and leasing activities in the first quarter of 2005 and believe that the construction will be completed during the second quarter of 2005.  Additionally, a former executive officer responsible for the development of this community entered into a personal guarantee related to the due, prompt and complete performance of certain specific obligations related to the development of this property.

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

Funds from Operations

Funds from Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), represents income available to common unitholders excluding gains from sales of property and extraordinary items, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Our methodology for computing FFO may differ from the methodologies utilized by other real estate companies and, accordingly, may not be comparable to other real estate companies. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distribution payments. We believe that FFO is helpful to investors as a measure of performance of a Real Estate Investment Trust (“REIT”) because it recognizes that historical cost accounting for real estate assets under GAAP assumes that the value of such real estate diminishes over time. Real estate values have historically risen or fallen with market conditions and, therefore, many investors have considered presentation of operating results for a real estate company using historical cost accounting to be insufficient by itself. Thus, NAREIT created FFO as a supplemental measure of a REIT’s operating performance. By excluding such non-operating items as depreciation and gains on sales of real estate assets, among others, we believe that an investor can more easily compare the operating performance of our real estate assets between periods or compare our operating performance to our peers.

Funds from Operations are calculated as follows (dollars in thousands):

	2004	2003	2002
Income available to common unitholders	$153,468	$18,387	$103,511
Gain on sale of real estate assets	(166,633)	(18,893)	(78,738)
Gain on sale of real estate assets - joint ventures	-	-	(4,955)
Depreciation:
Real estate assets	45,177	39,225	39,281
Real estate joint venture	767	763	1,119
Funds from Operations	$32,779	$39,482	$60,218

Income available to common unitholders per unit - diluted	$4.41	$0.59	$3.33
Funds from operations per unit - diluted	$0.94	$1.26	$1.94

Recurring capital expenditures (1)	$7,104	$6,376	$4,530
Non-recurring capital expenditures (2)	$2,689	$1,516	$1,088

Weighted average common units outstanding -- basic	34,806,233	31,118,929	30,936,881
Weighted average common units outstanding -- diluted	34,939,697	31,268,003	31,107,404

(1)	Recurring capital expenditures consist primarily of exterior painting, new appliances, vinyl flooring, blinds, tile, wallpaper and carpet.
(2)	Non-recurring capital expenditures consist primarily of major renovations and upgrades of apartment homes.

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

Inflation

Substantially all of the resident leases at our communities are for a term of one year or less. The short-term nature of these leases generally serves to reduce the risk of the adverse effect of inflation.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “assume” and other similar expressions which predict or indicate future events and trends and which do not relate solely to historical matters. In addition, information concerning the following are forward-looking statements:

•	the future operating performance of stabilized communities;
•	national economic conditions and economic conditions in our markets;
•	the proposed development of communities;
•	anticipated construction commencement, completion, lease-up and stabilization dates; and
•	estimated development costs.

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
December 31, 2004, 2003 and 2002” on page 19 of this report, “Operating Performance of Our Same-Property Communities” beginning on page 21 of this report, “Operating Performance of Our Communities in Lease-Up Communities” beginning on page 23 of this report, “Factors Affecting the Performance of Our Development Communities” beginning on page 26 of this report and “Contractual Obligations” beginning on page 35 of this report.

You should consider these risks and uncertainties in evaluating forward-looking statements and you should not place undue reliance on forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this report. We do not undertake to update these forward-looking statements. You should read this annual report on Form 10-K in its entirety in conjunction with our audited financial statements for the year ended December 31, 2004 and the related notes included in this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” beginning on page 33 of this report.

Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data are contained on the pages indicated on the Index to Financial Statements on page 47 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, our general partner carried out an evaluation under the supervision and with the participation of management, including Camden’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to this Item 10 is incorporated by reference from Camden’s Proxy Statement, which Camden intends to file on or before March 30, 2005 in connection with the annual meeting of its shareholders to be held May 6, 2005.

Item 11. Executive Compensation

Information with respect to this Item 11 is incorporated by reference from Camden’s Proxy Statement, which Camden intends to file on or before March 30, 2005 in connection with the annual meeting of its shareholders to be held May 6, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information with respect to this Item 12 is incorporated by reference from Camden’s Proxy Statement, which Camden intends to file on or before March 30, 2005 in connection with the annual meeting of its shareholders to be held May 6, 2005.

Item 13. Certain Relationships and Related Transactions

Information with respect to this Item 13 is incorporated by reference from Camden’s Proxy Statement, which Camden intends to file on or before March 30, 2005 in connection with the annual meeting of its shareholders to be held May 6, 2005.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

Summit’s Audit Committee selected the accounting firm of Deloitte & Touche LLP as its principal independent accountant for fiscal year 2004. Deloitte & Touche LLP has served as Summit’s and its predecessors’ independent accountant since August 15, 1993.

Audit Fees. The aggregate fees billed by Deloitte & Touche LLP for the audit of Summit’s annual financial statements for the fiscal years ended December 31, 2004 and 2003 and for the review of the financial statements in Summit’s Quarterly Reports on Form 10-Q were approximately $1.2 million and $380,000, respectively.

Audit-Related Fees. The aggregate fees billed by Deloitte & Touche LLP for audit-related services were approximately $218,000 for the fiscal year 2004 and $99,000 for fiscal year 2003. Audit-related services generally included fees for accounting consultations, employee benefit plan audits and agreed-upon procedures for fiscal years 2004 and 2003, and Sarbanes-Oxley Section 404 consultations for fiscal year 2003.

Tax Fees. The aggregate fees billed by Deloitte Tax LLP for tax preparation and compliance services were approximately $224,000 for fiscal year 2004 and $265,000 for fiscal year 2003. The aggregate fees billed by Deloitte & Touche LLP for other tax fees were approximately $599,000 for fiscal year 2004 $402,000 for fiscal year 2003. These other fees related to tax advice (consisting primarily of REIT qualification monitoring, merger-related issues and advice with respect to property acquisitions and dispositions and financing transactions) and property tax services.

All other fees. There were no other fees billed or any other professional services rendered by Deloitte & Touche LLP during the fiscal years 2004 and 2003.

All of the services described in the preceding four paragraphs were approved by Summit’s Audit Committee.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accountant. Summit’s Audit Committee preapproved, and after the Merger Camden’s Audit Committee, pre-approves all audit and permissible non-audit services provided to Summit or Camden, as the case may be, and the Operating Partnership by the independent public accountant except that the pre-approval requirement is waived with respect to the provision of certain non-audit services if the “de minimis” provisions of the Exchange Act are satisfied. These services may include audit services, audit-related services, tax services and other services.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Financial Statement Schedule

The consolidated financial statements are listed in the Index to Financial Statements on page 47 of this Report.

(b) Reports on Form 8-K

(c) Exhibits

As noted below, certain of the exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Company and are incorporated by reference herein.

3.1
Form of Second Amended and Restated Agreement of Limited Partnership of Camden Summit Partnership, L.P. among Camden Summit, Inc., as general partner, and the persons whose names are set forth on Exhibit A thereto (Incorporated by reference from Exhibit 10.4 to Camden Property Trust’s Form S-4 filed on November 24, 2004, File No. 333-120733).

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

4.2.3
8.50% Medium-Term Note due 2010 in the principal amount of $10,000,000 issued by the Operating Partnership on July 19, 2000 (Incorporated by reference to Exhibit 10.2 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, File No. 001-12792).

4.2.4
7.87% Medium-Term Note due 2003 in the principal amount of $17,000,000 issued by the Operating Partnership on October 20, 2000 (Incorporated by reference to Exhibit 4.2.8 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 001-12792).

4.2.5
8.037% Medium-Term Note due 2005 in the principal amount of $25,000,000 issued by the Operating Partnership on November 17, 2000 (Incorporated by reference to Exhibit 4.2.9 to Summit’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 001-12792).

4.2.6
7.04% Medium-Term Note due 2006 in the principal amount of $25,000,000 issued by the Operating Partnership on May 9, 2001 (Incorporated by reference to Exhibit 10.2 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, File No. 001-12792).

4.2.7
7.703% Medium-Term Note due 2011 in the principal amount of $35,000,000 issued by the Operating Partnership on May 9, 2001 (Incorporated by reference to Exhibit 10.3 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, File No. 001-12792).

10.1.1
Amended and Restated Declaration of Trust of Camden Property Trust (Incorporated by reference from Exhibit 3.1 to Camden Property Trust’s Form 10-K for the year ended December 31, 1993, File No. 1-12110).

10.1.2
Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust (Incorporated by reference from Exhibit 3.1 to Camden Property Trust's Form 10-Q for the quarter ended June 30, 1997, File No. 1-12110).

10.1.3	Second Amended and Restated Bylaws of Camden Property Trust (Incorporated by reference from Exhibit 3.3 to Camden Property Trust's Form 10-K for the year ended December 31, 1997, File No. 1-12110).

10.2.1
Agreement and Plan of Merger, dated as of October 4, 2004, among Camden Property Trust, Camden Summit, Inc. and Summit (Incorporated by reference from Exhibit 2.1 to Camden Property Trust’s Current Report on Form 8-K filed on October 5, 2004, File No. 1-12110).

10.2.2
Amendment No. 1 to Agreement and Plan of Merger, dated October 6, 2004, among Camden Property Trust, Camden Summit, Inc. and Summit (Incorporated by reference from Exhibit 2.1 to Camden Property Trust’s Form 8-K filed on October 6, 2004, File No. 1-12110).

10.2.3
Amendment No. 2 to Agreement and Plan of Merger, dated as of January 24, 2005, among Camden Property Trust, Camden Summit, Inc. and Summit (Incorporated by reference from Exhibit 2.1 to Camden Property Trust’s Form 8-K filed on January 25, 2005, File No. 1-12110).

10.3.1
Indenture dated as of February 15, 1996 between Camden Property Trust and the U.S. Trust Company of Texas, N.A., as Trustee )Incorporated by reference from Exhibit 4.1 to Camden Property Trust’s Form 8-K filed on February 15, 1996,File No. 1-12110).

10.3.2
First Supplemental Indenture dated as of February 15, 1996 between Camden Property Trust and U.S. Trust Company of Texas N.A., as trustee (Incorporated by reference from Exhibit 4.2 to Camden Property Trust’s Form 8-K filed on February 15, 1996, File No. 1-12110).

10.3.3
Form of Indenture for Senior Debt Securities dated as of February 11, 2003 between Camden Property Trust and SunTrust Bank, as trustee (Incorporated by reference from Exhibit 4.1 to Camden Property Trust’s Registration Statement on Form S-3 filed on February 12, 2003, File No. 333-103119).

10.4
Form of Indemnification Agreement by and between Camden Property Trust and certain of its trust managers and executive officers (Incorporated by reference from Exhibit 10.18 to Amendment No. 1 of Camden Property Trust’s Registration Statement on Form S-11 filed on July 9, 1993, File No. 33-63588).

10.5.1
Second Amended and Restated Employment Agreement dated July 11, 2003 by and between Camden Property Trust and Richard J. Campo (Incorporated by reference from Exhibit 10.1 to Camden Property Trust’s Form 10-Q for the quarter ended June 30, 2003, File No. 1-12110).

10.5.2
Second Amended and Restated Employment Agreement dated July 11, 2003 by and between Camden Property Trust and D. Keith Oden (Incorporated by reference from Exhibit 10.2 to Camden Property Trust’s Form 10-Q for the quarter ended June 30, 2003, File No. 1-12110).

10.5.3
Form of Employment Agreement by and between Camden Property Trust and certain senior executive officers (Incorporated by reference from Exhibit 10.13 to Camden Property Trust’s Form 10-K for the year ended December 31, 1996, File No. 1-12110).

10.5.4
Employment Agreement dated February 15, 1999, by and among William F. Paulsen, Summit and Summit Management Company, as restated on April 3, 2001 (Incorporated by reference to Exhibit 10.1 to Summit’s Form 10-Q for the quarter ended June 30, 2001, File No. 000-12792).

10.5.5
Employment Agreement, dated February 15, 1999, by and among William B. McGuire, Jr., Summit and Summit Management Company, as restated on August 24, 2001 (Incorporated by reference to Exhibit 10.1 to Summit’s Form 10-Q for the quarter ended September 30, 2001, File No. 001-12792).

10.5.6
Noncompetition Agreement between Summit and William F. Paulsen (Incorporated by reference to Exhibit 10.5 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, File No. 001-12792).

10.5.7	Noncompetition Agreement between Summit and William B. McGuire, Jr. (Incorporated by reference to Exhibit 10.7 to Summit’s Form 10-Q for the quarter ended March 31, 2000, File No. 001-12792).

10.5.8
Amendment Agreement, dated as of June 19, 2004, among William B. McGuire, Jr., Summit and Summit Management Company (Incorporated by reference to Exhibit 10.8.2 to Summit’s Form 10-Q for the quarter ended June 30, 2004, File No. 001-12792).

10.5.9
Amendment Agreement, dated as of June 19, 2004, among William F. Paulsen, Summit and Summit Management Company (Incorporated by reference to Exhibit 10.8.1 to Summit’s Form 10-Q for the quarter ended June 30, 2004, File No. 001-12792).

10.6.1	Camden Property Trust Key Employee Share Option Plan (Incorporated by reference from Exhibit 10.14 to Camden Property Trust’s Form 10-K for the year ended December 31, 1996, File No. 1-12110).

10.6.2
Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees (Incorporated by reference from Exhibit 10.7 to Camden Property Trust’s Form 10-K for the year ended December 31, 2003, File No. 1-12110).

10.6.3
Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain trust managers (Incorporated by reference from Exhibit 10.8 to Camden Property Trust’s Form 10-K for the year ended December 31, 2003, File No. 1-12110).

10.6.4
Form of Master Exchange Agreement between Camden Property Trust and certain key employees (Incorporated by reference from Exhibit 10.9 to Camden Property Trust’s Form 10-K for the year ended December 31, 2003, File No. 1-12110).

10.6.5
Form of Master Exchange Agreement between Camden Property Trust and certain trust managers (Incorporated by reference from Exhibit 10.10 to Camden Property Trust’s Form 10-K for the year ended December 31, 2003, File No. 1-12110).

10.6.6
Amended and Restated 1993 Share Incentive Plan of Camden Property Trust (Incorporated by reference from Exhibit 10.18 to Camden Property Trust’s Form 10-K for the year ended December 31, 1999, File No. 1-12110).

10.6.7	Camden Property Trust 1999 Employee Share Purchase Plan (Incorporated by reference from Exhibit 10.19 to Camden Property Trust’s Form 10-K for the year ended December 31, 1999, File No. 1-12110).

10.6.8
Amended and Restated 2002 Share Incentive Plan of Camden Property Trust (Incorporated by reference from Exhibit 10.1 to Camden Property Trust’s Form 10-Q for the quarter ended March 31, 2002, File No. 1-12110).

10.6.9	Camden Property Trust Short Term Incentive Plan (Incorporated by reference from Exhibit 10.2 to Camden Property Trust’s Form 10-Q for the quarter ended March 31, 2002, File No. 1-12110).

10.6.10	Summit’s 1994 Stock Option and Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 4.5 to Summit’s Form S-8 (Registration No. 333-79897).

10.7.1
Form of Credit Agreement dated August 15, 2002 between Camden Property Trust and Bank of America, N.A (Incorporated by reference from Exhibit 99.1 to Camden Property Trust’s Form 8-K filed on August 21, 2002, File No. 1-12110).

10.7.2
Form of Credit Agreement dated January 19, 2005 among Camden Property Trust, Bank of America, N.A., as administrative agent, the Lenders named therein and the Banc of America Securities LLC, as sole lead manager (Incorporated by reference from Exhibit 99.1 to Camden Property Trust’s Form 8-K filed on January 20, 2005, File No. 1-12110).

10.7.3
Form of Amended and Restated Credit Agreement dated January 14, 2005 among Camden Property Trust, Bank of America, N.A., as administrative agent, J.P. Morgan Chase Bank, N.A., as syndication agent, Wachovia Bank, N.A. and Wells Fargo Bank, N.A., as the documentation agents, and the Lenders (Incorporated by reference from Exhibit 99.1 to Camden Property Trust’s Form 8-K filed on January 18, 2005, File No. 1-12110).

10.7.4
Credit Agreement dated July 28, 2003 by and among the Operating Partnership, Summit Sweetwater, LLC, Summit Shiloh, LLC, Summit Grandview, LLC, Summit Portofino Place, LTD., and L.J. Melody & Company (Incorporated by reference to Exhibit 10.1 to the Operating Partnership’s Form 10-Q for the quarter ended June 30, 2003, File No. 000-22411).

10.7.5
Credit Agreement dated July 28, 2003 by and among the Operating Partnership, Summit Sweetwater, LLC, Summit Shiloh, LLC, Summit Grandview, LLC, Summit Portofino Place, LTD., and L.J. Melody & Company (Incorporated by reference to Exhibit 10.1 to the Operating Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, File No. 000-22411).

10.8
Form of Registration Rights Agreement between Camden Property Trust and the holders named therein (Incorporated by reference from Exhibit 4.2 to Camden Property Trust’s Form S-4 filed on November 24, 2004, File No. 333-120733).

10.9
Form of Tax, Asset and Income Support Agreement among Camden Property Trust, Camden Summit, Inc., the Operating Partnership and each of the limited partners who has executed a signature page thereto (Incorporated by reference from Exhibit 10.5 to Camden Property Trust’s Form S-4 filed on November 24, 2004, File No. 333-120733).

10.10.1
Distribution Agreement dated March 20, 1997 among Camden Property Trust and the Agents listed therein relating to the issuance of Medium Term Notes (Incorporated by reference from Exhibit 1.1 to Camden Property Trust’s Form 8-K filed on March 21, 1997, File No. 1-12110).

10.10.2
Distribution Agreement, dated as of April 20, 2000, by and among the Operating Partnership, Summit and the Agents listed therein (Incorporated by reference to the Operating Partnership’s Current Report on Form 8-K filed on April 28, 2000, File No. 000-22411).

10.10.3
First Amendment to Distribution Agreement, dated as of May 8, 2001, by and among the Operating Partnership, Summit and the agents named therein (Incorporated by reference to Exhibit 10.2 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, File No. 001-12792).

10.11
Swap Transaction, dated June 17, 2002, between the Operating Partnership and Bank of America, N.A. (Incorporated by reference to Exhibit 10.7 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-12792).

12.1	Statement Regarding Calculation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2004, 2003, 2002, 2001 and 2000 (filed herewith).

21.1	Subsidiaries of the Operating Partnership (filed herewith).

23.1	Consent of Deloitte & Touche LLP (filed herewith).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification by Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN SUMMIT PARTNERSHIP, L.P.

By: Camden Summit, Inc., its general partner

March 31, 2005	By: /S/ DENNIS M. STEEN
Dennis M. Steen
Chief Financial Officer, Sr. Vice President -
Finance and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person has signed this report as an officer or director of Camden Summit Inc., in its capacity as general partner of Camden Summit Partnership, L.P.

Signatures	Title	Date

/s/ RICHARD J. CAMPO	Chairman of the Board of Directors and Chief Executive	March 31, 2005
Richard J. Campo	Officer (Principal Executive Officer)

/s/ D. KEITH ODEN	President, Chief Operating Officer and Director	March 31, 2005
D. Keith Oden

/s/ DENNIS M. STEEN	Chief Financial Officer, Senior Vice President -	March 31, 2005
Dennis M. Steen	Finance and Secretary (Principal Financial Officer)

INDEX TO FINANCIAL STATEMENTS

The following financial statements required to be included in Item 15(a)(1) are listed below:

CAMDEN SUMMIT PARTNERSHIP, L.P.

All other schedules are omitted because they are not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trust Managers of Camden Property Trust and Unitholders of
Camden Summit Partnership, L.P.

We have audited the accompanying consolidated balance sheets of Camden Summit Partnership, L.P., formerly known as Summit Properties Partnership, L.P. (the “Operating Partnership”), as of December 31, 2004 and 2003, and the related consolidated statements of earnings, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audit for the year ended December 31, 2004 also included the financial statement schedule listed in the Index to the Financial Statements at Item 15. These financial statements and financial statement schedule are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Operating Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Operating Partnership adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002, the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, on January 1, 2003, and Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as amended by Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) on July 1, 2003.

Charlotte, North Carolina
March 30, 2005

CAMDEN SUMMIT PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2004	2003
ASSETS
Real estate assets:
Land and land improvements	$248,018	$175,107
Buildings and improvements	1,037,458	843,127
Furniture, fixtures and equipment	80,050	65,083
Total real estate assets	1,365,526	1,083,317
Less: accumulated depreciation	(156,913)	(119,448)
Net operating real estate assets	1,208,613	963,869
Net real estate assets - assets held for sale	31,348	209,919
Construction in progress	219,137	145,382
Net real estate assets	1,459,098	1,319,170
Cash and cash equivalents	6,511	2,687
Restricted cash	1,480	1,198
Investments in real estate joint ventures	2,716	3,096
Deferred financing costs, net of accumulated amortization
of $7,474 in 2004 and $7,108 in 2003	8,378	7,694
Other assets	14,853	17,827
Other assets - assets held for sale	45	210
Total assets	$1,493,081	$1,351,882

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Notes payable	$758,748	$682,463
Accrued interest payable	4,019	4,558
Accounts payable and accrued expenses	42,415	39,935
Series C preferred units redeemed in 2005	55,000	-
Dividends and distributions payable	11,777	11,724
Security deposits and prepaid rents	4,035	2,587
Notes payable and other liabilities - assets held for sale	63	44,293
Total liabilities	876,057	785,560

Partners' common and preferred equity:
Series C preferred units - 2,200,000 issued and outstanding	-	53,547

Partnership common units issued and outstanding:
34,890,686 in 2004 and 34,739,025 in 2003
General partner - 348,907 in 2004 and 347,390 in 2003	6,900	5,857
Limited partners - 34,541,779 in 2004 and 34,391,635 in 2003	610,124	506,918
Total partners' equity	617,024	566,322

Total liabilities and partners' equity	$1,493,081	$1,351,882

See notes to consolidated financial statements.

CAMDEN SUMMIT PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per unit amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Rental	$131,882	$104,973	$93,034
Other property income	11,004	7,854	6,754
Management fees - third party communities	586	618	787
Total revenues	143,472	113,445	100,575

Expenses:
Property operating and maintenance (exclusive of items listed below)	28,518	24,659	22,183
Real estate taxes and insurance	18,775	13,343	9,550
Depreciation and amortization	42,705	30,462	24,230
General and administrative	12,967	6,941	5,937
Property management - owned communities	6,203	5,271	4,297
Property management - third party communities	751	641	525
Merger-related costs	11,484	-	-
Total expenses	121,403	81,317	66,722

Operating income	22,069	32,128	33,853

Interest income	1,167	1,852	2,274
Other income	817	791	442
Interest expense	(31,422)	(26,914)	(27,425)
Deferred financing cost amortization	(1,510)	(2,198)	(1,274)
Income (loss) from continuing operations before loss on unconsolidated
real estate joint ventures and gain on sale of real estate assets	(8,879)	5,659	7,870
Loss on unconsolidated real estate joint ventures	(380)	(326)	(49)
Gain on sale of real estate assets	-	73	13,831
Gain on sale of real estate assets - joint ventures	-	-	4,955
Income (loss) from continuing operations	(9,259)	5,406	26,607

Income from discontinued operations	9,166	14,711	24,728
Gain on disposition of discontinued operations	166,633	18,820	64,907
Impairment loss on discontinued operations	(6,807)	(759)	-
Loss from early extinguishment of debt associated with asset sales	-	(6,522)	(311)
Income from discontinued operations	168,992	26,250	89,324

Net income	159,733	31,656	115,931

Distributions to Series B preferred unitholders	-	(5,494)	(7,608)
Excess of redemption amount over carrying amount of preferred units	(1,453)	(2,963)	-
Distributions to Series C preferred unitholders	(4,812)	(4,812)	(4,812)

Income available to common unitholders	153,468	18,387	103,511
Income available to common unitholders allocated to general partners	(1,535)	(184)	(1,035)
Income available to common unitholders allocated to limited partners	$151,933	$18,203	$102,476

CAMDEN SUMMIT PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF EARNINGS - Continued
(Dollars in thousands, except per unit amounts)

	Year Ended December 31,
	2004	2003	2002
Per unit data - basic:
Income (loss) from continuing operations	$(0.27)	$0.17	$0.86
Income from discontinued operations	4.86	0.84	2.89
Net income	4.59	1.02	3.75
Distributions to Series B preferred unitholders	-	(0.18)	(0.25)
Excess of redemption amount over carrying amount of preferred units	(0.04)	(0.10)	-
Distributions to Series C preferred unitholders	(0.14)	(0.15)	(0.16)
Income available to common unitholders	$4.41	$0.59	$3.35

Per unit data - diluted:
Income (loss) from continuing operations	$(0.27)	$0.17	$0.86
Income from discontinued operations	4.86	0.84	2.87
Net income	4.59	1.01	3.73
Distributions to Series B preferred unitholders	-	(0.18)	(0.24)
Excess of redemption amount over carrying amount of preferred units	(0.04)	(0.09)	-
Distributions to Series C preferred unitholders	(0.14)	(0.15)	(0.15)
Income available to common unitholders	$4.41	$0.59	$3.33

Distributions declared per common unit	$1.35	$1.35	$1.76
Weighted average common units - basic	34,806,233	31,118,929	30,936,881
Weighted average common units - diluted	34,806,233	31,268,003	31,107,404

See notes to consolidated financial statements.

CAMDEN SUMMIT PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(Dollars in thousands)

	Series B	Series C
	Preferred	Preferred	General	Limited
	Units	Units	Partner	Partners	Total
Balance, December 31, 2001	$82,713	$53,547	$4,687	$390,900	$531,847
Distributions to common unitholders	-	-	(546)	(54,050)	(54,596)
Contributions (distributions) from Summit
Properties Inc. related to:
Proceeds from dividend and stock purchase plans	-	-	91	9,048	9,139
Exercise of stock options	-	-	19	1,837	1,856
Repurchase of common stock	-	-	(27)	(2,639)	(2,666)
Netdown of restricted stock grants	-	-	(6)	(613)	(619)
Issuance of restricted stock grants	-	-	-	22	22
Amortization of restricted stock grants	-	-	10	968	978
Issuance of employee notes receivable	-	-	(78)	(7,735)	(7,813)
Repayments of employee notes receivable	-	-	28	2,727	2,755
Distributions to preferred unitholders	-	-	(124)	(12,296)	(12,420)
Net income	-	-	1,159	114,769	115,928
Balance, December 31, 2002	82,713	53,547	5,213	442,938	584,411
Distributions to common unitholders	-	-	(433)	(42,854)	(43,287)
Redemption of common units	-	-	(20)	(1,956)	(1,976)
Contributions (distributions) from Summit
Properties Inc. related to:
Issuance of common stock	-	-	1,022	101,161	102,183
Exercise of stock options	-	-	19	1,899	1,918
Repurchase of common stock	-	-	(152)	(15,041)	(15,193)
Netdown of restricted stock grants	-	-	(5)	(455)	(460)
Issuance of unrestricted stock grants	-	-	7	653	660
Amortization of restricted and unrestricted
stock grants	-	-	1	131	132
Dividend reinvestment plan	-	-	-	99	99
Interest earned on employee notes receivable	-	-	(10)	(974)	(984)
Repayments of employee notes receivable	-	-	31	3,114	3,145
Redemption of Series B preferred units	(85,000)	-	-	-	(85,000)
Unamortized costs at redemption of Series B
preferred units	2,287	-	(23)	(2,264)	-
Distributions and premium paid to preferred unitholders	-	-	(110)	(10,872)	(10,982)
Net income	-	-	317	31,339	31,656
Balance, December 31, 2003	-	53,547	5,857	506,918	566,322
Distributions to common unitholders	-	-	(470)	(46,569)	(47,039)
Redemption of common units	-	-	(9)	(876)	(885)
Contributions (distributions) from Summit
Properties Inc. related to:
Issuance of common stock	-	-	9	876	885
Exercise of stock options	-	-	25	2,466	2,491
Cash settlement of common stock options and
stock grants	-	-	(151)	(14,950)	(15,101)
Issuance of unrestricted stock grants	-	-	10	949	959
Netdown of restricted and unrestricted stock grants	-	-	(6)	(647)	(653)
Amortization of restricted and unrestricted
stock grants	-	-	6	623	629
Dividend reinvestment plan	-	-	1	128	129
Interest earned on employee notes receivable	-	-	(9)	(922)	(931)
Repayments of employee notes receivable	-	-	103	10,194	10,297
Series C preferred units redeemed in 2005	-	(55,000)	-	-	(55,000)
Unamortized costs of Series C preferred units	-	1,453	(15)	(1,438)	-
Distributions to preferred unitholders	-	-	(48)	(4,764)	(4,812)
Net income	-	-	1,597	158,136	159,733
Balance, December 31, 2004	$-	$-	$6,900	$610,124	$617,024

See notes to consolidated financial statements.

CAMDEN SUMMIT PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$159,733	$31,656	$115,931
Adjustments to reconcile net income to net cash
provided by operating activities:
Unamortized costs at redemption of preferred units	-	2,287	-
Postretirement benefits for former executive officers	1,577	-	-
Loss on equity method investments	380	326	49
Gain on sale of real estate assets - continuing operations	-	(73)	(13,831)
Gain on sale of real estate assets - discontinued operations	(166,633)	(18,820)	(64,907)
Gain on sale of real estate assets - joint ventures	-	-	(4,955)
Impairment loss on discontinued operations	6,807	759	-
Loss on early extinguishment of debt associated with asset sales	-	6,522	311
Depreciation and amortization	48,557	42,667	42,514
Amortization of deferred settlement on interest rate swap	-	(965)	(545)
Issuance of unrestricted stock grants	959	683	-
(Increase) decrease in restricted cash	(283)	1,290	(814)
(Increase) decrease in other assets	(41)	2,410	1,473
Decrease in accrued interest payable	(539)	(378)	(2,097)
Increase (decrease) in accounts payable and accrued expenses	7,925	(6,170)	1,019
Increase (decrease) in security deposits and prepaid rents	906	632	(830)
Net cash provided by operating activities	59,348	62,826	73,318

Cash flows from investing activities:
Construction of real estate assets and land acquisitions	(128,726)	(92,547)	(112,839)
Acquisition of real estate assets	(186,189)	(158,788)	(17,866)
Proceeds from sale of real estate assets	346,556	249,982	139,920
Proceeds from sale of real estate assets - joint ventures	-	-	11,202
Capitalized interest	(9,376)	(10,334)	(10,360)
Investment in real estate joint ventures	-	(21,415)	(9,075)
Distribution from real estate joint ventures	-	-	540
Contribution from historic tax credit venture partner	-	8,486	600
Recurring capital expenditures	(7,104)	(6,376)	(4,530)
Non-recurring capital expenditures	(2,689)	(1,516)	(1,088)
Corporate and other asset additions and office tenant improvements	(809)	(1,094)	(4,647)
Decrease in notes receivable	-	4,659	68
Net cash provided by (used in) investing activities	11,663	(28,943)	(8,075)

CAMDEN SUMMIT PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from financing activities:
Net (repayments) borrowings on line of credit	(23,100)	(25,000)	50,000
Proceeds from issuance of mortgage notes	109,440	143,940	6,900
Repayments of mortgage debt	(1,842)	(55,950)	(11,912)
Borrowings on construction loan	1,956	12,548	-
Repayment of construction loan	(35,300)	-	-
Repayments of unsecured notes	(50,000)	(47,000)	(41,000)
Repayments of tax exempt bonds	(10,345)	(220)	(340)
Payment of deferred financing costs	(2,437)	(4,018)	(549)
Loss from early extinguishment of debt associated with asset sales	-	(6,522)	(311)
Proceeds on sale of interest rate swap	-	-	1,510
Distributions to common unitholders	(46,979)	(42,021)	(59,455)
Redemption of Series B preferred units	-	(85,000)	-
Distributions to Series B preferred unitholders	-	(5,494)	(7,608)
Excess of redemption amount over carrying amount of preferred units	-	(2,963)	-
Distributions to Series C preferred unitholders	(4,812)	(4,812)	(4,812)
Cash settlement of stock options and restricted stock grants	(15,101)	-	-
Increase in employee notes receivable	-	-	(7,813)
Repayments of employee notes receivable	9,366	2,161	2,755
Contributions (Distributions) from Summit Properties Inc. related to:
Issuance of common stock	-	100,207	-
Net proceeds from dividend reinvestment and stock purchase plans
and exercise of stock options	2,620	2,017	10,995
Netdown of restricted and unrestricted stock grants	(653)	(460)	(597)
Repurchase of Summit's common stock	-	(15,193)	(2,666)
Net cash used in financing activities	(67,187)	(33,780)	(64,903)

Net increase in cash and cash equivalents	3,824	103	340
Cash and cash equivalents, beginning of period	2,687	2,584	2,244
Cash and cash equivalents, end of period	$6,511	$2,687	$2,584

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$32,221	$31,408	$36,589

See notes to consolidated financial statements.

CAMDEN SUMMIT PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless the context otherwise requires, all references to “we,” “our” or “us” in this report refer collectively to Camden Summit Partnership, L.P. (formerly known as Summit Properties Partnership, L.P.), a Delaware limited partnership (the “Operating Partnership”) and its subsidiaries. All references to “Summit” in this report refer to Summit Properties Inc., a Maryland corporation, which was the sole general partner of the Operating Partnership prior to the merger (the “Merger”) of Summit with and into Camden Summit, Inc. (the Merger was completed on February 28, 2005), a Delaware corporation (“Camden Summit”) and a wholly-owned subsidiary of Camden Property Trust, a Texas real estate investment trust (“Camden”).

1. ORGANIZATION AND FORMATION

We were formed on January 14, 1994 to conduct the business of developing and operating multifamily apartment communities for Summit. On February 8, 1994, Summit completed an initial public offering of 10 million shares of common stock, par value $0.01 per share. In connection with the initial public offering, we consummated a business combination involving the partnerships which owned 27 communities and the affiliated entities which provided development, construction, management and leasing services to each of the communities prior to the initial public offering. A portion of the proceeds from the initial public offering was used by Summit to acquire an economic and voting interest in the Operating Partnership, which was formed to succeed to substantially all of the interests of the property partnerships in the communities and the operations of the Summit entities. Summit became our sole general partner and majority owner upon completion of the initial public offering. Summit was a self-administered and self-managed equity real estate investment trust (“REIT”).

Summit conducted all of its business through the Operating Partnership and its subsidiaries. As of December 31, 2004, Summit held 90.4% of our outstanding partnership interests, consisting of a 1.0% general partner interest and an 89.4% limited partner interest. Each common unit may be redeemed by the holder for cash equal to the fair value of a Camden common share or, at our option, one share of Camden common stock (subject to adjustment). Prior to the merger, common units were redeemable for cash equal to the fair value of a Summit common share or, at our option, one share of Summit common stock. We presently determine on a case-by-case basis whether we will cause Camden to issue common shares in connection with a redemption of common units rather than paying cash. With each redemption of common units for common stock, the general partner’s percentage ownership interest in the Operating Partnership will increase.

2. BASIS OF PRESENTATION

All significant intercompany accounts and transactions have been eliminated in consolidation. We own 1% of the voting stock and 99% of the non-voting stock of Summit Management Company (the “Management Company”). As of December 31, 2004, the remaining 99% of voting stock and 1% of non-voting stock are held by one of the then Co-Chairmen of Summit’s Board of Directors. As a result of this stock ownership, we had a 99% economic interest and the Co-Chairman had a 1% economic interest in the Management Company. The Management Company is consolidated into our financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Real Estate Assets and Depreciation - We record our real estate assets at cost less accumulated depreciation and, if necessary, adjust carrying value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” by reviewing whether the sum of the estimated future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset. Assets to be disposed of are recorded at the lower of carrying amount or fair value less costs to sell. See Note 7.

Expenditures directly related to the acquisition, development and improvement of real estate assets are capitalized at cost as land, buildings and improvements or furniture, fixtures and equipment. Improvements are categorized as either non-recurring or recurring capitalized expenditures. Non-recurring capitalized expenditures primarily consist of major renovations and upgrades of apartment homes. Recurring capitalized expenditures consist primarily of exterior painting, new appliances, vinyl flooring, blinds, tile, wallpaper and carpet. All of these expenditures are capitalized and depreciated over the estimated useful lives of the assets (land improvements - 15 years; buildings — 40 years; building improvements — 5 to 15 years; furniture, fixtures and equipment — 5 to 7 years).

Repairs and maintenance, such as landscaping maintenance, interior painting and cleaning and supplies used in such activities, are expensed as incurred. We record the cost of all repairs and maintenance, including planned major maintenance activities, recurring capital expenditures and non-recurring capital expenditures as incurred and do not accrue for such costs in advance.

Interest costs incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. Interest capitalized was $9.4 million in 2004, $10.3 million in 2003 and $10.4 million in 2002.

We capitalize the cost of our development department to the projects currently under construction at a rate of 3.0% of such construction costs. Such costs are then depreciated over the lives of the constructed assets upon their completion. Such costs capitalized were $3.6 million in 2004, $2.4 million in 2003 and $3.4 million in 2002.

Asset Impairment Evaluation - We record our real estate assets to be held and used at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a community may be impaired, we will assess its recoverability by estimating the undiscounted future cash flows of the community. If our recoverability assessment results in an indication of impairment for communities to be held and used, or if a community is considered to be held for sale, then we determine the community’s fair value. For communities classified as held for sale, the fair value represents the estimated sales price less cost to sell based on current or pending offers, based on estimates received from the broker or applying a capitalization rate to the community’s property operating income. For communities to be held and used, fair value is determined by applying a capitalization rate to the community’s operating income. Applying capitalization rates to a community’s property operating income is a widely used measure of fair value and for determining the amount at which a community could be sold between willing parties. Determining appropriate capitalization rates requires significant judgment and is generally based on the prevailing rate for the submarket within the market in which the community is located. Capitalization rates can fluctuate due to changes in the general economy or within specific submarkets. If the actual capitalization rate for a community varies significantly from management’s estimate, the impairment evaluation may be significantly affected. For assets to be held and used, if the carrying amount exceeds the undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the community and such loss would be included in income from continuing operations. Assets to be disposed of are recorded at the lower of carrying amount or fair value less cost to sell. An impairment loss will be recognized for any write-down to fair value less cost to sell and reported in the discontinued operations section of the consolidated statements of earnings.

Allocation of the Cost of Communities Acquired - The cost of communities acquired is allocated to tangible and intangible assets and liabilities based on their relative fair values. We estimate the fair value of the acquired tangible assets, which generally consist of land, buildings and furniture and fixtures, and intangible assets and liabilities, which generally represent the value of above-market and below-market leases, in-place leases and tenant relationships of the community acquired and allocate the purchase price on a pro-rata basis to each component.

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

Fair value is assigned to above-market and below-market leases based on the difference between (a) the contractual amounts to be paid by the resident or retail tenant based on the existing lease and (b) management’s estimate of current market lease rates for the corresponding in-place leases, over the remaining terms of the in-place leases. Capitalized above-market lease amounts are included in “Other assets” in our consolidated balance sheets and amortized against rental revenue over the remaining terms of the respective leases. Capitalized below-market lease amounts are included in “Accounts payable and accrued expenses” in our consolidated balance sheets and are amortized as an increase to rental revenue over the remaining terms of the respective leases.

The fair value of acquired in-place leases is included in “Other assets” in our consolidated balance sheets and is amortized as a leasing cost over the remaining non-cancelable periods of the respective leases. If acquired in-place leases with terms of greater than twelve months are terminated early, all unamortized amounts relating to those leases would be written-off.

The fair value of tenant relationships represents the probability that existing tenants will renew their leases and, thus, reduces the amount of lost rental revenue from vacant apartments. Tenant relationships are included in “Other assets” in our consolidated balance sheets and are amortized as a leasing cost over the estimated lives of the tenant relationships.

Rental Revenue Recognition - We lease our residential properties under operating leases with terms of generally one year or less. Rental revenue is recognized on the accrual method of accounting as earned, which is not materially different from revenue recognition on a straight-line basis. Our allowance for uncollectible rent was approximately $101,000 at December 31, 2004 and $75,000 at December 31, 2003 and is presented in “Other assets” in our consolidated balance sheets.

We lease our office and retail space under operating leases with terms ranging from two to eleven years. Rental revenue for office and retail spaces is recognized on a straight-line basis over the lives of the respective leases. Future minimum rental payments to be received under our current office and retail leases are as follows (in thousands):

2005	$2,295
2006	2,213
2007	1,945
2008	1,516
2009	1,548
Thereafter	4,672
$14,189

Cash and Cash Equivalents - For purposes of the statements of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash - Restricted cash is comprised primarily of proceeds from apartment community sales deposited with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. Restricted cash also includes resident security deposits, bond repayment escrows and replacement reserve escrows.

Deferred Financing Costs - Deferred financing costs include fees and costs incurred in conjunction with long-term financings and are amortized over the terms of the related debt using the straight-line method, which approximates the effective interest method.

Advertising Costs - We expense advertising costs as incurred. Advertising expense was $2.7 million in 2004 and $2.8 million in both 2003 and 2002.

Investments - We consolidate investments, including joint ventures in which we have control, in which we have a direct voting interest of more than 50% or for which we are the primary beneficiary of a related variable interest entity. We record investments in which we exercise significant influence under the equity method in accordance with Accounting Principals Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Common Stock,” and AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures.”

Per Unit Data — Basic earnings per unit are computed based upon the weighted average number of units outstanding during the respective period. The difference between “basic” and “diluted” weighted average units is the dilutive effect of Summit’s stock-based compensation outstanding. Due to the loss from continuing operations for the year ended December 31, 2004, we have excluded the diluted effect of Summit’s stock-based compensation outstanding for the per unit calculations (133,464 units in 2004). The number of units added to weighted average units outstanding for the diluted calculation was 149,074 in 2003 and 170,523 in 2002. Dilution caused by these options had no effect on income available to common unitholders per unit in 2003 and decreased income available to common unitholders per unit by $0.02 in 2002.

Stock-Based Compensation - Summit had a Stock Option and Incentive Plan (the “Option and Incentive Plan”) and an Employee Stock Purchase Plan (“ESPP”), which are described more fully in Note 12. Through December 31, 2002, we applied APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for Summit’s stock options and ESPP. No compensation cost was recognized for stock options granted under the Option and Incentive Plan or shares issued under the ESPP during the years ended December 31, 2002 and 2001 in accordance with APB No. 25. The ESPP was suspended effective July 2, 2002. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all stock options granted, modified, or settled after January 1, 2003 as allowed by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”

The following table reflects the effect on net income and earnings per unit had the fair value based method been applied to all options granted and ESPP shares issued in each year (in thousands, except per unit amounts):

	2004	2003	2002
Income available to common unitholders, as reported	$153,468	$18,387	$103,511
Add: Stock-based compensation included in reported
income available to common unitholders	3,007	1,187	1,306
Deduct: Total stock-based compensation determined
under fair value based method for all awards	(4,051)	(1,610)	(2,758)
Pro forma income available to common unitholders	$152,424	$17,964	$102,059

Income available to common unitholders per unit as reported - basic	$4.41	$0.59	$3.35
Income available to common unitholders per unit as reported - diluted	4.41	0.59	3.33

Pro forma income available to common unitholders per unit - basic	$4.38	$0.58	$3.30
Pro forma income available to common unitholders per unit - diluted	4.38	0.57	3.28

On December 17, 2004, Summit’s Board of Directors approved several types of compensation to be paid to the Section 16 executive officers. This compensation was paid on December 22, 2004 and consisted of (i) $5.1 million under the long-term incentive compensation plan, (ii) $3.0 million which represented 2004 annual bonus payments, (iii) $2.0 million which represented a discretionary bonus paid to certain executives based on each executive’s effort to execute the Merger, (iv) $2.0 million for unvested stock options and stock grant compensation and (v) $180,000 for vested stock options and stock grant compensation, all of which are included as either general and administrative expenses or merger-related costs in the accompanying statements of earnings, and (i) $9.6 million representing vested stock options and (ii) $5.7 million representing unvested stock options and stock grants, both of which are included in partners’ equity in the accompanying consolidated balance sheets.

As part of the approval mentioned above, the Summit’s Board approved (i) the acceleration of the vesting of certain stock options held by certain of Summit’s then executive officers and (ii) the right to receive either shares of Summit common stock or a lump sum cash payment in exchange for the cancellation of certain vested stock options held by such executive officers. All executive officers elected to receive cash. The unvested options would have become otherwise fully exercisable in connection with the closing of the Merger with Camden. Summit paid $14.2 million to settle 1,161,075 stock options.The cash settlement price per option paid was $32.89 less the exercise price of the option. The cash settlement price was based on a formula specified in the related Camden merger agreement. The closing price of Summit’s common stock on the day of cash settlement was $32.45. In accordance with SFAS 123, $179,000 of additional compensation cost was recognized and included in the stock-based compensation included in 2004 reported income available to common unitholders discussed above. This amount was determined based on the cash settlement price in excess of the value of the options that were cancelled. There was no remaining unrecognized compensation cost related to the unvested options.

As part of the approval mentioned above, Summit’s Board approved (i) the acceleration of the vesting of certain shares of restricted stock and performance based stock awards described above and (ii) the right to receive a lump sum cash payment in exchange for the cancellation of certain of those shares by certain Summit executive officers. The unvested restricted stock and performance based stock awards would have become otherwise fully vested in connection with the closing of the Merger. The amount of the cash payout related to the 99,811 shares of restricted stock and performance based stock awards was $3.3 million. For these unvested awards, a portion of the total compensation cost based on the original intrinsic value had already been recorded in the statements of earnings through the cash payment date of December 22, 2004. The remaining previously unrecognized compensation cost was recognized at the settlement date. Additionally, in accordance with SFAS 123, the excess of the cash paid over the stock price at the cash settlement date, or $0.44 per share, was paid to settle the shares of restricted stock and performance based stock awards and was also recorded as additional compensation cost in 2004. The total amount of compensation cost recorded upon the acceleration and cash settlement of the restricted stock and performance-based stock awards was $1.9 million (included in the stock-based compensation included in reported income available to common unitholders above) and is included in merger-related costs in the consolidated statements of earnings.

Total stock-based compensation included in reported income available to common unitholders shown in the table above also includes $967,000 of restricted stock and performance based stock award amortization and $96,000 which represents the fair value of stock options granted to non-employee directors during 2004.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Adopted and Issued Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment” (“SFAS 123(R)”), which revised SFAS No. 123. SFAS 123(R) supersedes APB No. 25. It requires that all share-based payments to employees be recognized in the income statement based on their fair values; pro forma disclosure is not an option any longer. This statement is effective for interim or annual periods beginning after June 15, 2005 and applies to all awards granted after the effective date and to awards modified, repurchased or cancelled after that date. We are still evaluating the impact that SFAS 123 (R) will have on our financial position and results of operations.

Reclassifications — We have reclassified the historical financial statements for discontinued operations that have resulted from dispositions of real estate assets during the year ended December 31, 2004 as well as the classification of the community classified as held for sale as of December 31, 2004 in accordance with SFAS 144.

4. REAL ESTATE JOINT VENTURES

We own a 25% equity interest in a joint venture named Station Hill, LLC (“Station Hill”), in which we and Hollow Creek, LLC, a subsidiary of a major financial services company, are members. We are entitled to 25% of the joint venture’s cash flow based on our equity interest. If certain benchmarks are achieved in the future, we would be entitled to a preferred return in excess of 25% of the cash flow. The operating agreement of the joint venture provides that we will be entitled to 25% of the net proceeds upon liquidation of Station Hill, although our interest in the residual value of the joint venture could increase above or decrease below 25%. Our interest in the residual value of the joint venture could decrease below 25% only if we receive more than 25% of cash flow at any time prior to liquidation. Any such decrease would be limited to the extent of cash flow in excess of 25%. Station Hill currently owns four communities and is accounted for on the equity method of accounting and, therefore, our 25% equity interest is presented in “Loss on unconsolidated real estate joint ventures” in our consolidated statements of earnings.

The following are condensed balance sheets as of December 31, 2004 and 2003 and condensed statements of operations for the years ended December 31, 2004, 2003 and 2002 for Station Hill (in thousands). The balance sheets and statements of operations set forth below reflect the financial position and operations of Station Hill in its entirety, not just our interest in the joint venture.

	Balance Sheets
	2004	2003
Real estate assets, net	$67,533	$69,795
Cash and cash equivalents	631	690
Other assets	250	312
Total assets	$68,414	$70,797

Mortgages payable	$56,949	$57,870
Other liabilities	601	544
Partners' capital	10,864	12,383
Total liabilities and partners' capital	$68,414	$70,797

	Statements of Operations
	2004	2003	2002
Revenues	$9,165	$9,475	$9,927

Expenses:
Property operating	3,737	3,787	3,757
Depreciation and amortization	3,103	3,088	2,965
Interest	3,844	3,904	3,960
Total expenses	10,684	10,779	10,682

Net loss	$(1,519)	$(1,304)	$(755)

Prior to July 3, 2003, we owned a 29.78% interest in a joint venture named SZF, LLC, which owns substantially all of the interests in Coral Way, LLC, a limited liability company that is developing, through a third-party contractor, an apartment community in Miami, Florida. On July 3, 2003, we purchased our joint venture partner’s 70.22% interest in SZF, LLC for $10.0 million in cash. The community consists of 323 apartment homes and approximately 17,500 square feet of office/retail space. The limited liability company also owns an adjacent piece of land. The construction costs are being funded through the equity that the joint venture contributed to the limited liability company and by a loan to that company from an unrelated third party. As a result of construction costs exceeding the construction loan amount, SZF, LLC has agreed to advance to Coral Way, LLC the amount required to fund such costs in excess of the construction loan. Certain affiliates of the developer of the apartment community have guaranteed the reimbursement of those costs to Coral Way, LLC and SZF, LLC. These advances accrue a preferential return at the rate of eleven percent (11%) per year to be paid from the distributions from the joint venture. The preferred return will not be recognized until the community has earnings or gains to fund such a return. As of December 31, 2004, we had advanced $12.7 million to SZF, LLC which, in turn, advanced such amounts to Coral Way, LLC. Prior to July 3, 2003, this joint venture was accounted for under the equity method of accounting and its balance sheet and income statement information was not material to our consolidated financial statements taken as a whole. As a result of the purchase of our joint venture partners’ interest in SZF, LLC, the assets, liabilities and operating activities of this joint venture became consolidated into our financial statements. The community being developed by Coral Way, LLC, known as Summit Brickell View, was sold on December 21, 2004.

On August 12, 2003, we received notice of a suit filed by certain affiliates of Coral Way, LLC against us, Summit and the Management Company. One of the remedies demanded in the suit is termination of the guarantee agreements to which reference is made above. We believe that the allegations made in this suit are not supported by the facts and we intend to vigorously defend against this suit. If we are successful, the guarantee agreements will remain in place and the guarantors will remain obligated to reimburse Coral Way, LLC and SZF, LLC for the costs in excess of the construction loan.

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

We formerly owned a 50% interest in a joint venture that developed and operated an apartment community located in Atlanta, known as The Heights at Cheshire Bridge. This joint venture was accounted for under the equity method of accounting and its operating results are presented in “Loss on unconsolidated real estate joint ventures” in our consolidated statements of earnings. On September 27, 2002, the joint venture sold The Heights at Cheshire Bridge to an unrelated third party and the joint venture was dissolved. Upon dissolution, we recognized a gain of $5.0 million on the sale of the joint venture’s assets.

5. PROPERTY MANAGEMENT AND RELATED PARTY TRANSACTIONS

In conjunction with our formation, construction and operating activities were transferred to Summit Management Company (the “Management Company”) and Summit Apartment Builders, Inc. (the “Construction Company”).

Third party apartment homes under management were 1,903 in 2004 and 2003 and 2,308 in 2002. The decrease from 2002 to 2003 is due to our purchase of Summit Brickell (405 apartment homes) during 2003. Summit Brickell was a fee-managed property prior to our acquisition of such community. Property management fees from third parties were $586,000 in 2004, $618,000 in 2003 and $787,000 in 2002.

In addition, the Management Company provided management services to apartment communities held by partnerships in which certain of Summit’s directors are general partners. The Management Company received management fees of $287,000 in 2004, $275,000 in 2003 and $252,000 in 2002 for the performance of such services.

6. NOTES PAYABLE

Notes payable, excluding fair value adjustments of hedged debt instruments and fair value adjustments of mortgages acquired during 2004, consist of the following (in thousands):

	Interest		Principal Outstanding
	Rate as of	Maturity	December 31,
	December 31, 2004	Date	2004	2003
Fixed Rate Debt
Mortgage Debt
Mortgage Loan	6.76%	10/15/2008	$132,989	$132,989
Mortgage Loan	4.86%	10/15/2008	40,000	-
Mortgage Loan	8.00%	9/1/2005	7,771	7,909
Mortgage Notes:
Summit Fair Lakes	7.82%	7/1/2010	48,340	48,340
Summit Doral	5.17%	4/1/2013	30,528	30,962
Summit Aventura	5.09%	7/1/2013	38,927	39,480
Summit Overlook	4.70%	8/1/2013	22,543	22,889
Summit Russett	4.17%	12/31/2009	50,000	50,000
Summit Ashburn Farm	4.69%	4/1/2011	16,477	-
Summit Crest	4.63%	4/1/2011	27,500	-
Summit South End Square	4.91%	10/1/2010	25,242	-
Summit Stonecrest	4.18%	9/1/2012	19,620	-
Summit Doral Villas	6.82%	1/1/2011	22,047	-
Total Mortgage Debt			481,984	332,569

Unsecured Notes:
Medium-Term Notes	8.04%	11/17/2005	25,000	25,000
Medium-Term Notes	7.04%	5/9/2006	25,000	25,000
Medium-Term Notes	7.59%	3/16/2009	25,000	25,000
Medium-Term Notes	8.50%	7/19/2010	10,000	10,000
Medium-Term Notes	7.70%	5/9/2011	35,000	35,000
Notes	7.20%	8/15/2007	50,000	50,000
Unsecured notes repaid in 2003			-	50,000
Total Unsecured Notes			170,000	220,000
Total Fixed Rate Debt			651,984	552,569

Variable Rate Debt
Credit facility	Ref Bill + 58 bps	7/27/2008	95,900	119,000
Construction loan	LIBOR + 207.5 bps	5/1/2004	-	33,345
Summit Foxcroft mortgage note	LIBOR + 170 bps	7/1/2005	6,900	6,900
Tax-exempt bonds paid in 2004			-	10,345
Total Variable Rate Debt			102,800	169,590
Total Outstanding Indebtedness on notes payable			$754,784	$722,159

Fixed Rate Mortgage Loans — The 6.76% mortgage loan requires monthly interest payments only with a balloon payment due at maturity in October 2008. The 4.86% mortgage loan requires monthly interest payments only with a balloon payment due at maturity in October 2008. The 8.00% mortgage loan requires monthly principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity in September 2005.

Fixed Rate Mortgage Notes — The fixed rate mortgage notes bear interest at fixed rates ranging from 4.17% to 7.82% and require either monthly interest only payments or monthly interest and principal payments over the lives of the notes which have maturities that range from the year 2009 to 2013. The weighted average interest rate and debt maturity as of December 31, 2004 for these mortgage notes were 5.36% and 7.3 years.

Medium-Term Notes — On April 20, 2000, we commenced a new program for the sale of up to $250.0 million aggregate principal amount of medium-term notes (“MTNs”), due nine months or more from the date of issuance. We had notes with an aggregate principal amount of $95.0 million outstanding in connection with this MTN program as of December 31, 2004.

On May 29, 1998, we established a program for the sale of up to $95.0 million aggregate principal amount of MTNs due nine months or more from the date of issuance. We had MTNs with an aggregate principal amount of $25.0 million outstanding in connection with this MTN program as of December 31, 2004. As a result of the commencement of the $250.0 million MTN program, we cannot issue any additional notes under the $95.0 million MTN program.

The MTNs require that we comply with certain affirmative, negative and financial covenants. We were in compliance with these covenants as of December 31, 2004.

Unsecured Notes — The unsecured notes consist of $50.0 million of notes due in 2007. The unsecured notes require semi-annual interest payments until the end of the respective terms. The unsecured notes require that we comply with certain affirmative, negative and financial covenants. We were in compliance with these covenants as of December 31, 2004.

All of the medium-term notes and unsecured notes require quarterly interest-only payments.

Credit Facilities — On July 28, 2003, we obtained a secured credit facility with a total current commitment $290.0 million. We have the ability to increase this commitment and availability pursuant to the terms of the credit agreement. The secured credit facility replaced our then-existing $225.0 million unsecured credit facility and provides funds for new development, acquisitions and general working capital purposes. This facility is secured by eleven of our communities (Summit Brookwood, Summit Governor’s Village, Summit Grandview, Summit Lake, Summit Lansdowne, Summit Peachtree City, Summit Portofino, Summit Sedgebrook, Summit Shiloh, Summit Stockbridge and Summit Sweetwater) and matures in July 2008. As described in the credit agreement, loans under the credit facility are limited subject to debt service coverage and loan to value ratios and bear interest at the Reference Bill Index Rate (defined as the money market yield for the Reference Bills as established by the most recent Reference Bill auction conducted by Freddie Mac) plus 58 to 91 basis points depending on the level of debt service coverage. The outstanding balance of the credit facility was $95.9 million and the interest rate was 2.85% as of December 31, 2004. There was $194.1 million available under this facility as of December 31, 2004. The secured credit facility was repaid by Camden Summit in connection with the Merger (see note 21).

The credit facilities had an average interest rate of 1.90% in 2004, 1.99% in 2003 and 2.69% in 2002 and an average balance outstanding of $165.4 million in 2004, $136.8 million in 2003 and $135.9 million in 2002. In addition, the maximum outstanding principal amount was $249.9 million in 2004, $185.2 million in 2003 and $175.0 million in 2002.

On July 28, 2003, we obtained an unsecured letter of credit facility, which matures in July 2008 and has a total commitment of $20.0 million. The letters of credit issued under this facility will serve as collateral for performance on contracts and as credit guarantees to banks and insurers. As of December 31, 2004, there were $9.0 million of letters of credit outstanding under this facility.

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

Variable Rate Mortgage Note - The variable rate mortgage note requires interest only payments until its maturity on July 1, 2005. We have two one-year extension options available to us under the variable rate mortgage note.

Real estate assets of 31 communities with a net book value of $804.4 million serve as collateral for the various secured debt agreements.

The aggregate maturities of all debt (excluding fair value adjustments of communities acquired and hedged debt instruments) for each of the years ending December 31 are as follows (in thousands):

		Fixed Rate	Variable	Secured
	Fixed Rate	Unsecured	Rate Mortgage	Credit
	Mortgages	Notes	Note	Facility	Total

2005	$11,205	$25,000	$6,900	$-	$43,105
2006	3,723	25,000	-	-	28,723
2007	3,963	50,000	-	-	53,963
2008	177,129	-	-	-	177,129
2009	51,356	25,000	-	-	76,356
Thereafter	234,608	45,000	-	95,900	375,508
	$481,984	$170,000	$6,900	$95,900	$754,784

In connection with the Merger, we repaid our secured credit facility (which was to mature in 2008) using proceeds received from a $500 million intercompany line of credit from Camden Summit. This line of credit bears interest at 6%, is secured by the same eleven communities which secured the credit facility and has a ten-year term.  Therefore it has been included in the “thereafter” column above given its 2015 maturity date.

7. ACQUISITIONS AND DISPOSITIONS

During the year ended December 31, 2004, we acquired six communities with a total of 1,581 apartment homes (Summit Stonecrest, Summit South End Square, Summit Doral Villas, Summit Midtown, Summit Fallsgrove and Charlotte Cotton Mills). On May 27, 2004, we acquired Summit Stonecrest, located in Charlotte, North Carolina (306 apartment homes), for $28.0 million. Consideration paid for this community was cash of $9.6 million and the assumption of a $19.7 million mortgage (which had a fair market value of $18.4 million on the date of purchase). On June 14, 2004, we purchased Summit South End Square (299 apartment homes), also located in Charlotte, for $33.5 million in cash. On September 2, 2004, we acquired Summit Doral Villas, located in Miami, Florida (232 apartment homes), for $43.3 million. Consideration paid for Summit Doral Villas was cash of $18.4 million and the assumption of a $22.1 million mortgage (which had a fair value of $24.9 million on the date of acquisition). On September 30, 2004, we acquired Summit Midtown, located in Atlanta, Georgia (296 apartment homes), for $44.8 million in cash. On October 14, 2004, we acquired Summit Fallsgrove, located in Rockville, Maryland (268 apartment homes) for $54.5 million in cash. On November 28, 2004, we acquired Charlotte Cotton Mills, located in Charlotte, North Carolina (180 apartment homes) for $23.8 million in cash. The purchase prices have been allocated based on estimated fair values at the date of acquisition. This allocation resulted in less than 2.5% of the total purchase price being allocated to each of the community’s intangible assets.

During the year ended December 31, 2004, we sold ten communities comprising 2,659 apartment homes for an aggregate sales price of $349.4 million, resulting in an aggregate gain on sale of $164.5 million. The ten communities sold were the former Summit Fair Oaks, Summit Highland, Summit Square, Summit Belmont, Summit Reston, Summit Glen, Summit Del Ray, Summit Brickell View, Summit Crossing and Summit Norcroft. Net proceeds from eight of the ten communities, equaling $242.1 million were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. The disposition of these ten communities was the result of our capital-recycling strategy to sell older communities in certain non-core neighborhoods in our markets and redeploy the resulting proceeds into newer communities in select neighborhoods within our markets. We also sold one parcel of land during 2004 for $94,000. This land was located at the community formerly known as Summit Square.

During the year ended December 31, 2003, we purchased two communities. On December 31, 2003, we purchased Summit Lansdowne, located in Loudon County, Virginia for $99.2 million. Summit Lansdowne contains 690 apartment homes and was approximately 89% leased as of December 31, 2003. The purchase price has been allocated based on estimated fair values at the date of acquisition. This allocation resulted in less than 3.0% of the total purchase price being allocated to the community’s intangible assets.

On May 6, 2003, the Operating Partnership purchased certain assets of Brickell Grand, Inc. (“Brickell Grand”), including the community known as Summit Brickell and a note receivable from the developer, for $59.4 million. Summit Brickell is located in Miami, Florida and contains 405 apartment homes and approximately 18,000 square feet of retail space. Summit Brickell’s apartment homes were 75% leased at the date of acquisition. The retail space was 56.6% leased. The purchase price has been allocated based on estimated fair values at the date of acquisition. This allocation resulted in less than 2.0% of the total purchase price being allocated to the community’s intangible assets and liabilities.

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

At the time of purchase, Summit Brickell was subject to a $4.1 million claim of construction lien filed by the general contractor, Bovis Lend Lease, Inc. (“Bovis”). Bovis sought to enforce this claim of lien against Brickell Grand in a suit filed on October 18, 2002. In addition, in mid-2003, two subcontractors of Bovis, Commercial Interior Contractors Corp. and RC Aluminum Industries, Inc., also filed separate suits against Brickell Grand and Bovis, among other named parties, to enforce claims of construction lien in the aggregate amount of approximately $300,000, which suits were either dismissed or settled during 2003. As the current owner of Summit Brickell, which property is subject to these claims of lien, we have taken steps to defend against the claims of liens and related litigation. We have several potential counterclaims to challenge and defend against these suits which we intend to pursue vigorously. We currently have accrued an amount which is our best estimate as of December 31, 2004 of what we believe we will be liable to pay based on the related contract as well as change orders. Any amount above or below this estimate would be treated as a cost of or a reduction of the acquisition amount of Summit Brickell.

The following summary of selected unaudited pro forma results of operations presents information as if the purchase of all communities acquired during 2004 and 2003 had occurred at the beginning of each period presented. The pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (in thousands, except per share amounts):

	2004	2003	2002
Total revenues	$154,134	$134,789	$102,076
Income (loss) from continuing operations	$(12,726)	$1,987	$23,052
Net income	$156,266	$28,237	$112,376

Per common unit information:
Income (loss) from continuing operations - basic	$(0.37)	$0.06	$0.75
Income (loss) from continuing operations -diluted	$(0.37)	$0.06	$0.74
Net income -- basic	$4.49	$0.91	$3.63
Net income -- diluted	$4.49	$0.90	$3.61

During the year ended December 31, 2003, we sold eight communities comprising 2,927 apartment homes for an aggregate sales price of $215.2 million, resulting in an aggregate gain on sale of $18.8 million for seven of the communities and an impairment charge of $0.8 million for one of the communities. The aggregate carrying value of real estate assets sold was $192.7 million. Net proceeds from four of the eight communities, equaling $51.5 million, were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. These proceeds have been fully reinvested in qualified like-kind property during the required time period. The eight communities sold were the former Summit Fairways, Summit Turtle Rock, Summit Arboretum, Summit Las Palmas, Summit Camino Real, Summit San Raphael, Summit Buena Vista and Summit Belcourt. All of these communities were located outside of our five markets. With the exception of Summit Fairways, all of these communities were located in Texas and we have completed our exit of the Texas market.

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

In accordance with SFAS 144, net income and gain on disposition of real estate for communities sold or considered held for sale after December 31, 2001 are reflected in our consolidated statements of earnings as “discontinued operations” for all periods presented. In addition, we have separately reflected the assets and liabilities of these communities as “Net real estate assets - assets held for sale,” “Other assets - assets held for sale” and “Notes payable and other liabilities - assets held for sale” in our consolidated balance sheets for all periods presented.

Below is a summary of discontinued operations for the ten communities sold during 2004, the eight communities sold during 2003 and for seven of the eight communities sold during the year ended December 31, 2002 (in thousands). The eighth community sold during the year ended December 31, 2002 was considered held for sale prior to December 31, 2001 and, therefore, is included in income from continuing operations in accordance with SFAS No. 144. In addition, the summary below includes Summit Lenox, which was considered held for sale as of December 31, 2004.

	Year Ended December 31,
Property revenues:	2004	2003	2002
Rental revenues	$20,020	$44,336	$68,805
Other property revenue	1,899	3,162	4,886
Total property revenues	21,919	47,498	73,691
Property operating expenses	8,904	18,747	25,828
Depreciation	3,549	9,907	16,043
Interest and amortization	300	4,133	7,092
Income from discontinued operations before gain on disposition of discontinued operations, impairment loss on discontinued operations
And loss from early extinguishment of debt associated with asset sales	9,166	14,711	24,728
Gain on disposition of discontinued operations	166,633	18,820	64,907
Impairment loss on discontinued operations	(6,807)	(759)	-
Loss from early extinguishment of debt associated with asset sales	-	(6,522)	(311)
Total discontinued operations	$168,992	$26,250	$89,324

During the year ended December 31, 2004, we recorded a $6.8 million impairment charge on Summit Lenox, which was considered held for sale as of December 31, 2004. Summit Lenox is reflected in discontinued operations as of December 31, 2004.

8. SEGMENT REPORTING

We develop, acquire, and operate primarily luxury apartment communities. We evaluate the performance of each of our communities on an individual basis. However, due to the similarities of our communities and their similar economic characteristics as exhibited through similar long-term financial performance, our communities have been aggregated into one reportable segment as allowed in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” In addition to GAAP measures included in our consolidated statements of earnings, our chief operating decision makers evaluate the financial performance of each community using a financial measure entitled property operating income. Each community’s performance is assessed based on growth of or decline of property operating income, which is defined as rental and other property revenues less property operating and maintenance expense.

Below is a reconciliation of property operating income to income available to common unitholders:

	Year Ended December 31,
	2004	2003	2002

Total property revenue	$164,805	$160,325	$173,479
Property operating and maintenance expense
(inclusive of real estate taxes and insurance)	56,197	56,749	57,561
Property operating income	108,608	103,576	115,918

Depreciation and amortization expense (continuing
and discontinued operations)	46,254	40,369	40,273
Interest and amortization of deferred financing costs
(continuing and discontinued operations)	33,232	33,245	35,791
Gain on sale of real estate assets (continuing and
discontinued operations)	166,633	18,893	78,738
Impairment loss on discontinued operations	6,807	759	-
Subtotal - reportable segment	188,948	48,096	118,592

All other	(35,480)	(29,709)	(15,081)

Income available to common unitholders	$153,468	$18,387	$103,511

Below is a reconciliation of total reportable segment revenues and expenses to consolidated revenues and expenses:

	Year Ended December 31,
	2004	2003	2002

Total property revenue	$164,805	$160,325	$173,479
Total property revenue included in discontinued operations	(21,919)	(47,498)	(73,691)
Total property revenue included in continuing operations	142,886	112,827	99,788
Management fees - third party communities	586	618	787
Total revenues	$143,472	$113,445	$100,575

Total property operating expenses	$56,197	$56,749	$57,561
Total property operating expenses included in discontinued operations	(8,904)	(18,747)	(25,828)
Total property operating expenses included in continuing operations	47,293	38,002	31,733
Depreciation and amortization	42,705	30,462	24,230
All other	31,405	12,853	10,759
Total expenses	$121,403	$81,317	$66,722

9. INCOME TAXES

In accordance with partnership taxation, each partner is responsible for reporting its share of taxable income or loss. Accordingly, no provision has been made for federal, state or local income taxes in the accompanying consolidated financial statements.

SFAS No. 109, “Accounting for Income Taxes,” requires a public enterprise to disclose the aggregate difference in the basis of its net assets for financial and tax reporting purposes. The carrying value reported in our consolidated financial statements exceeded the tax basis by $414.5 million as of December 31, 2004.

The Management Company is a Taxable REIT Subsidiary. The deferred tax assets and net operating loss have a full valuation allowance and are immaterial to the consolidated financial statements.

10. NOTES RECEIVABLE FROM EMPLOYEES

Summit’s Board of Directors approved, and Summit instituted, a loan program. Issuances of new loans was terminated as a result of recent legislation. Under the terms of the loan program, Summit lent amounts to certain of its executive officers and other qualified employees to (a) finance the purchase of Summit common stock on the open market at then-current market prices, (b) finance the payment of the exercise price of one or more stock options to purchase shares of Summit common stock, or (c) finance the annual tax liability or other expenses of an executive officer related to the vesting of shares of common stock which constitute a portion of a restricted stock award granted to the executive officer. The relevant officer or employee has executed a promissory note and security agreement related to each loan extended. Each outstanding note bears interest at a rate established on the date of the note, is full recourse to the officers and employees and is collateralized by the shares of common stock which are the subject of the loans. If the market price of the common stock falls materially below the price at which the shares of stock were purchased, the proceeds of the sale of the common stock may not be sufficient to repay the loan. As of December 31, 2004, Summit had employee loans receivable in the amount of $8.0 million which are included in Partners' equity in the accompanying consolidated balance sheets.  These loans were collateralized by 382,661 shares of Summit’s common stock valued at $12.5 million. Summit had employee loans receivable in the amount of $17.4 million as of December 31, 2003.

11. COMMITMENTS AND CONTINGENCIES

The estimated cost to complete the five development projects currently under construction was $116.0 million as of December 31, 2004. Anticipated construction completion dates of the projects range from the first quarter of 2005 to the fourth quarter of 2006.

As collateral for performance on contracts and as credit guarantees to banks and insurers, we were contingently liable under standby letters of credit in the aggregate amount of $9.0 million as of December 31, 2004.

On December 22, 2004, we gave notice to the holder of its Series C Perpetual Preferred Units of its intention to redeem all 2.2 million of the units on or about January 21, 2005 for cash of $25.00 per unit. Our notice was irrevocable and, therefore, the Series C preferred units have been included as a liability in our consolidated balance sheet as of December 31, 2004. We redeemed the preferred units on January 21, 2005.

Currently, we are the developer for one apartment community which is owned by a third party. Under our development and other related agreements, we have guaranteed certain aspects relating to the construction, lease-up and management of that apartment community. We have also committed to fund certain development cost overruns, if any, and lease-up losses. We have evaluated our commitments and obligations under these agreements and determined that an accrual or charge is not necessary as the overall development economics are profitable. We began marketing and leasing activities in the first quarter of 2005 and believe that the construction will be completed during the second quarter of 2005.  Additionally, a former executive officer responsible for the development of this community entered into a personal guarantee related to the due, prompt and complete performance of certain specific obligations related to the development of this property.

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

On October 6, 2004, a purported class action complaint was filed by an alleged Summit Stockholder. The defendants named were Camden, Summit and each member of the board of directors of Summit and alleged that the Merger and the acts of the Summit directors constituted a breach of the Summit Defendants’ fiduciary duties to Summit. On March 10, 2005, the parties to the action agreed on and executed a binding memorandum of understanding setting forth the terms of a settlement of the litigation under which the defendants admit to no wrongdoing or fault. The memorandum of understanding contemplates a dismissal of all claims with prejudice and a release in favor of all defendants of any and all claims related to the Merger. The memorandum and the settlement will be subject to customary conditions including, final court approval of the settlement. If conditions are satisfied, subject to final court approval, the plaintiff’s counsel will seek and Camden, as successor to Summit, will pay an amount not to exceed in the aggregate $383,000.

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

We rent office space in several locations. Rental expense amounted to $199,000 in 2004, $306,000 in 2003 and $271,000 in 2002. Future minimum rental payments to be made for those operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Years Ending December 31,
2005	$154
2006	155
2007	156
2008	129
2009	101
Thereafter	59
Total	$754

Summit had employment agreements (which were assumed by Camden in the Merger) with two of its former executive officers, both of whom resigned from such executive positions, but who remain as employees and have agreed to provide various services to us from time to time through December 31, 2011. Each employment agreement entitles the former officers a base salary aggregating up to $2.1 million over the period from July 1, 2001 to December 31, 2011 (beginning with calendar year 2002, up to $200,000 on an annual basis). Each employment agreement provided each former officer with the right to participate in our life insurance plan as well as office space, information systems support and administrative support for the remainder of each employee’s life, and participation in our health and dental insurance plans until the last to die of the employee or such employee’s spouse. Either party can terminate the employment agreements effective 20 business days after written notice is given. The full base salary amount due shall be payable through 2011 whether or not the agreements are terminated earlier in accordance with their terms. Summit amended the employment agreements, effective July 1, 2004. The amendments provide for additional payments to the former executives and eliminate the provision to provide office space, information systems support and administrative support. The additional annual payments are $100,000 for one of the former executive officers and $70,000 to the other former executive officer and each is subject to a yearly increase based on the Consumer Price Index. We have recorded a one-time non-cash charge of $1.5 million in our results for the year ended December 31, 2004 which represents the net present value of the additional payments described above which will be provided to the former executive officers after their employment term in the agreements.

Summit had employment agreements with all of its executive officers. The employment agreement for one of Summit’s executive officers provided for the payment of severance benefits which generally provided for the payment of the executive officer’s annual base salary for a period ending on the later of July 1, 2004 or the first anniversary of the termination date of such executive officer’s employment. In addition, most of the executive officers had severance agreements that provided for the payment of severance benefits of up to three times such officer’s annual base salary and cash bonus in the event of the termination of the officer’s employment under certain circumstances following certain “change in control” or “combination transactions” involving a consolidation or merger. The benefits payable under the terms of the severance agreements were subject to reduction by the amount of any severance benefits that may be payable under applicable employment agreements. All such severance amounts were paid in connection with the Merger (see Note 21).

Summit was obligated to redeem each common unit at the request of the holder for cash equal to the fair market value of one share of Summit’s common stock, except that we may elect to cause Summit to acquire each common unit presented for redemption for one share of Summit’s common stock (subject to adjustment).

12. EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

Summit had a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. Employees were eligible to contribute to the plan beginning on the first day of the second calendar quarter after they are employed. Summit’s matching contributions begin on the same date as the employee’s contributions and are equal to one-half of each employee’s contribution up to a maximum of 3% of each employee’s compensation. Summit made aggregate contributions of $390,000 in 2004, $335,000 in 2003 and $376,000 in 2002.

Stock Option Plan

In 1994, Summit established the 1994 Stock Option and Incentive Plan under which 1.0 million shares of Summit’s common stock were reserved for issuance. The incentive plan was amended and restated in 1998 to, among other things, increase the number of shares reserved for issuance from 1.0 million to 3.0 million shares. The plan provided that the option price shall not be less than the fair market value of the shares at the date of grant. The options had ten-year lives and vested in three or five annual installments on the anniversaries of the date of grant, except for shares granted to Summit’s independent directors, which vested on the date of grant. Through December 31, 2002, we applied APB Opinion No. 25 and related interpretations in accounting for Summit’s stock options. Accordingly, no compensation cost has been recognized for Summit’s stock options granted during the year ended December 31, 2002. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 prospectively to all stock options granted after January 1, 2003 as allowed by SFAS No. 148 (see Note 3).

A summary of changes in Summit’s common stock options for the three years ended December 31, 2004 is as follows:

		Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2001	1,464,607	$19.43
Granted to employees and directors	745,000	22.01
Exercised	(121,600)	18.44
Forfeited	(69,075)	19.15
Outstanding at December 31, 2002	2,018,932	20.45
Granted to employees and directors	35,000	20.45
Exercised	(167,132)	20.18
Forfeited	(108,000)	18.20
Outstanding at December 31, 2003	1,778,800	20.50
Granted to employees and directors	48,000	23.31
Exercised	(137,083)	21.54
Forfeited	(61,900)	24.32
Cash settled	(1,161,072)	20.68
Outstanding at December 31, 2004	466,745	$19.54

Exercise prices for options outstanding as of December 31, 2004 ranged from $16.50 to $24.56 per option. The weighted average remaining contractual life of those options is 5.6 years.

Options to purchase 446,000, 1,165,050 and 1,003,733 shares of common stock were exercisable as of December 31, 2004, 2003 and 2002, respectively. The weighted average exercise price for the shares exercisable as of December 31, 2004, 2003 and 2002 was $19.30, $19.60 and $19.11, respectively.

The fair value of options granted in 2004 was $2.76 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 6.53%, expected volatility of 25.0%, risk-free interest rate of 3.45% and expected lives of 5.9 years.

The fair value of options granted in 2003 was $1.05 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 8.25%, expected volatility of 20.2%, risk-free interest rate of 2.7% and expected lives of 6.1 years.

The fair value of options granted in 2002 was $1.89 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 7.51%, expected volatility of 20.2%, risk-free interest rate of 4.71% and expected lives of 5.4 years.

On December 17, 2004, Summit’s Board of Directors approved (i) the acceleration of the vesting of certain stock options held by certain of our executive officers and (ii) the right to receive a lump sum cash payment in exchange for the cancellation of certain vested and unvested stock options held by such executive officers. The unvested options would have become otherwise fully exercisable in connection with the closing of the Merger with Camden. The cash settlement of these options was $14.2 million. See the “Stock-Based Compensation” section of Note 3 above for further information.

In addition, the stock option and incentive plan provided for the grant of stock, either restricted or unrestricted, to employees. During the year ended December 31, 2004, Summit issued 40,063 shares of unrestricted stock valued at $881,000 to employees under Summit’s 1994 Stock Option and Incentive Plan. These shares were issued pursuant to stock award agreements entered into with certain employees dated February 6, 2002 (the “2002 Stock Grants”) and represent 20% of the total shares of common stock that could have been received by these employees under the stock award agreements. During the year ended December 31, 2003, Summit issued 33,342 shares of unrestricted stock valued at $660,000 to employees under the 2002 Stock Grants. These shares represent 15% of the total shares of common stock that could have been received by these employees under the stock award agreements. The remaining shares became fully vested on February 28, 2005 in connection with the Camden merger. All grantees were given the option to elect to receive cash or a combination of cash or Camden stock in connection with the accelerated vesting of the 2002 Grants. Summit granted an additional 12,000 shares of restricted stock to one executive officer under this plan in 2004. The market value of the restricted stock granted was $275,000, of which 9,600 shares valued at $250,000 were cash settled in connection with the merger. Summit granted 1,068 shares of restricted stock under this plan in 2003. The market value of the restricted stock granted in 2003 was $23,000. Summit granted 1,773 shares of restricted stock under this plan in 2002. The market value of the restricted stock granted in 2002 totaled $35,000 and was recorded as unamortized restricted stock compensation.

Employees surrendered 32,549 shares of stock during the year ended December 31, 2004 to satisfy the personal income tax liability related to stock grants.  Employees surrendered 12,589 shares of stock during the year ended December 31, 2003 to satisfy the personal income tax liability related to the 2002 Stock Grants and an additional 14,763 shares during the year ended December 31, 2003 to satisfy the personal income tax liability related to shares of restricted stock granted prior to January 1, 2003 which vested during the current period. During 2002, 6,046 shares of restricted stock were surrendered by grantees to satisfy the income tax liability related to the stock grants.

On January 2, 2004, Summit issued 27,982 shares of restricted stock valued at $658,000 pursuant to its 2001 Performance Stock Award Plan. One-half of these shares, valued at $329,000, vested on January 2, 2004. One-half of the remaining shares vested on January 2, 2005 and the remaining one-half of the shares became exercisable on February 28, 2005, the date of the closing of the Merger. The grantees were given the option of receiving either cash or a combination of cash and Camden common shares.

On December 17, 2004, Summit’s Board of Directors approved (i) the acceleration of the vesting of certain shares of restricted stock and performance-based stock awards described above and (ii) the right to receive a lump sum cash payment in exchange for the cancellation of certain of those shares by certain Summit executive officers. The unvested restricted stock and performance-based stock awards would have become otherwise fully vested in connection with the closing of the Merger. The amount of the cash payout related to these shares of restricted stock and performance-based stock awards was $3.3 million. See the “Stock-Based Compensation” section of Note 3 above for further information.

Employee Stock Purchase Plan

In 1996, Summit established a non-qualified employee stock purchase plan (“ESPP”), which allowed its employees to purchase up to $25,000 of common stock per year. The price of the shares of the common stock purchased was the lesser of 85% of the closing price of such shares either on (a) the first day of each six-month purchase period, or (b) the last day of each six month purchase period. Transactions under the ESPP were suspended effective July 2, 2002.

There were 13,933 shares issued under the plan in 2002. The market value of these shares was $341,000. Through December 31, 2002, we applied APB Opinion No. 25 and related interpretations in accounting for Summit’s stock options and ESPP. No compensation cost has been recognized for Summit’s stock options granted or shares issued under the ESPP during the year ended December 31, 2002 in accordance with APB No. 25. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 prospectively to all stock options granted, modified, or settled after January 1, 2003. Refer to the table in Note 3 which reflects the effect on income available to common unitholders and earnings per common unit had the fair value based method been applied to all options granted in each year.

13. PREFERRED UNITS

On September 18, 2003, we redeemed all 3.4 million preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units for cash in the amount of $25.20 per unit plus all unpaid distributions through the redemption date. These preferred units were redeemable for cash, or at Summit’s option, shares of Summit’s 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock, or a combination of cash and shares of Summit’s 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock. Holders of the Series B preferred units had the right to exchange these preferred units for shares of Summit’s Series B preferred stock on a one-for-one basis, subject to adjustment: (a) on or after April 29, 2009, (b) if full quarterly distributions were not made for six quarters, or (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes. As a result of the redemption, the excess of the redemption amount over the carrying amount of the units, which totals approximately $3.0 million in the aggregate, has reduced income available to common unitholders for the year ended December 31, 2003. This is consistent with the SEC's staff announcement on July 31, 2003 that provided clarification to Emerging Issues Task Force ("EITF") Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock." Distributions on the Series B preferred units were cumulative from the date of original issuance and were payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series B preferred units in the aggregate amount of $5.5 million during the year ended December 31, 2003 and $7.6 million during the year ended December 31, 2002.

As of December 31, 2004, we had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. The preferred units were redeemable for cash at a redemption price equal to the holder’s capital account. The holder of the Series C preferred units had the right to exchange these preferred units for shares of Summit’s Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceed 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $4.8 million during each of the years ended December 31, 2004, 2003, and 2002. On December 22, 2004 we notified the Series C unitholder of our intention to redeem all 2.2 million of the preferred units. Our notice was irrevocable and, therefore, the Series C Preferred units have been included as a liability in our consolidated balanced sheet as of December 31, 2004. As a result of the redemption commitment in December, the excess of the redemption amount over the carrying amount of the units, which totals $1.5 million, reduced income available to common unitholders for the year ended December 31, 2004. On January 21, 2005, we redeemed all 2.2 million of the Series C preferred units for $25.00 per unit plus all accrued distributions as of that date.

14. DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to capital market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We generally do not utilize derivative financial instruments for trading or speculative purposes.

On June 14, 2002, we entered into an interest rate swap with a notional amount of $50.0 million, relating to $50.0 million of 7.20% fixed rate notes issued under our medium-term note program. Under the interest rate swap agreement, through the maturity date of August 15, 2007, (a) we have agreed to pay to the counterparty the interest on a $50.0 million notional amount at a floating interest rate of three-month LIBOR plus 241.75 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate of the underlying debt obligation. The floating rate as of December 31, 2004 was 4.7075%. The fair value of the interest rate swap was an asset of approximately $2.5 million as of December 31, 2004. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded in “Other assets” in our consolidated balance sheets. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under SFAS No. 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

15. COMMON STOCK REPURCHASE PROGRAM

Summit had a common stock repurchase program, originally approved by its Board of Directors in March 2000, pursuant to which Summit was authorized to purchase up to an aggregate of $56.0 million of currently issued and outstanding shares of its common stock. All repurchases have been made on the open market at prevailing prices or in privately negotiated transactions.

Summit did not repurchase any shares of its common stock during the year ended December 31, 2004. The following is a summary of stock repurchases under Summit’s common stock repurchase program (dollars in thousands, except per share amounts):

	Number	Value	Average Price
	of Shares	of Shares	of Shares
	Repurchased	Repurchased	Repurchased
Year ended December 31, 2000	279,400	$5,533	$19.80
Year ended December 31, 2001	8,800	197	22.39
Year ended December 31, 2002	151,300	2,666	17.62
Year ended December 31, 2003	809,800	15,193	18.76
Total as of December 31, 2003	1,249,300	$23,589	$18.88

Summit had $32.4 million remaining for authorized repurchases under the program as of December 31, 2004.

16. DIRECT PLACEMENT OF COMMON STOCK

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

17. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 2004, 2003 and 2002 are as follows:

A.
On May 27, 2004, we acquired Summit Stonecrest by paying $9.6 million in cash and assuming a $19.7 million mortgage (which had a fair market value of $18.4 million on the date of purchase). On September 2, 2004, we acquired Summit Doral Villas by paying $18.6 million in cash and assuming a $22.1 million mortgage (which had a fair market value of $24.9 million on the date of purchase).

B.	We sold eight communities during the year ended December 31, 2003. The purchaser of one of the communities assumed the related outstanding debt balance associated with such community of $23.7 million.
C.	We sold eight communities during the year ended December 31, 2002. The purchaser of one of the communities assumed the related outstanding debt balance associated with such community of $11.3 million.
D.
Summit granted 74,996 shares of restricted and unrestricted stock valued at $1.8 million during 2004. There were 32,549 shares of restricted and unrestricted stock valued at $622,000 surrendered to satisfy the income tax liability of grantees during 2004. Summit granted 34,410 shares of restricted and unrestricted stock valued at $683,000 during 2003. There were 27,352 shares of restricted and unrestricted stock valued at $460,000 surrendered to satisfy the income tax liability of grantees during 2003. Summit granted 1,773 shares of restricted stock valued at $35,000 during 2002. There were 6,046 shares of restricted stock surrendered to satisfy the income tax liability of grantees during 2002.

E.
Summit issued 60,881 shares of common stock in exchange for 60,881 common units during the year ended December 31, 2004. The value of these shares of common stock was $885,000. Summit issued 140,581 shares of common stock in exchange for 140,581 common units during the year ended December 31, 2003. The value of these shares of common stock was $2.0 million. Summit issued 13,658 shares of common stock in exchange for 13,658 common units during the year ended December 31, 2002. The value of these shares of common stock was $285,000.

F.	We accrued distributions payable of $11.8 million as of December 31, 2004, $11.7 million as of December 31, 2003 and $10.5 million as of December 31, 2002.

18. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented are based on information available to management as of December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively re-valued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented.

Cash and cash equivalents, rents receivable, accounts payable, accrued expenses, security deposits, other liabilities, tax-exempt bond indebtedness and our credit facility are carried at amounts which reasonably approximate their fair values as of December 31, 2004 and 2003 due to either the short-term nature or variable interest rates associated with such balances.

Fixed rate mortgage debt and fixed rate unsecured notes with a carrying value of $652.0 million had an estimated aggregate fair value of $676.3 million as of December 31, 2004. Fixed rate mortgage debt and fixed rate unsecured notes with a carrying value of $552.6 million had an estimated aggregate fair value of $596.4 million as of December 31, 2003. Rates currently available to us for debt with similar terms and maturities were used to estimate the fair value of this debt. The fair market value of long-term fixed rate debt is subject to changes in interest rates. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.

The fair value of the interest rate swap described in Note 14, “Derivative Financial Instruments,” was $2.5 million as of December 31, 2004.

19. GEOGRAPHIC CONCENTRATION (UNAUDITED)

Our 44 completed communities (excluding joint venture communities) are located in the following markets:

	Number of	Percent	Apartment
	Apartment	of Total	Homes as a %
Market	Homes	Revenues	of Portfolio
Washington, D.C.	2,882	27.5%	20.9%
Atlanta, Georgia	3,633	22.6%	26.3%
Southeast Florida	2,100	19.3%	15.2%
Raleigh, North Carolina	2,220	12.2%	16.1%
Charlotte, North Carolina	2,342	13.4%	17.0%
Philadelphia, Pennsylvania	352	3.2%	2.6%
Orlando, Florida	270	1.8%	1.9%
Total	13,799	100.0%	100.0%

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years 2004 and 2003 is as follows (in thousands, except per unit amounts):

	Year Ended December 31, 2004
	First	Second	Third	Fourth

Revenues	$32,943	$34,193	$36,689	$39,647
Income (loss) from continuing operations before loss on
unconsolidated real estate joint ventures	1,573	1,628	957	(13,037)
Income from discontinued operations before gain
(impairment loss) on disposition of discontinued
operations	2,225	3,130	2,635	1,176
Gain on sale of real estate assets	47	9,993	127,442	29,151
Impairment loss on discontinued operations	-	-	(6,807)	-
Income available to common unitholders	2,548	13,469	122,922	14,529
Income available to common unitholders per unit - basic	0.07	0.39	3.53	0.42
Income available to common unitholders per unit - diluted	0.07	0.38	3.49	0.42

	Year Ended December 31, 2003
	First	Second	Third	Fourth

Revenues	$25,899	$27,587	$29,652	$30,307
Income from continuing operations before loss on
unconsolidated real estate joint ventures, gain on
sale of real estate assets and impairment loss
on discontinued operations	1,870	1,323	841	1,626
Income from discontinued operations before gain
(impairment loss) on disposition of discontinued
operations and loss from early extinguishment
of debt associated with asset sales	4,049	3,532	3,517	3,613
Gain on sale of real estate assets	3,136	3,122	2,119	10,516
Impairment loss on discontinued operations	-	-	-	(759)
Income (loss) available to common unitholders	5,865	3,287	(1,995)	11,230
Income (loss) available to common unitholders per
per unit - basic and diluted (1)	0.19	0.11	(0.07)	0.34

(1) The total of the four quarterly amounts for these captions does not equal income available to common unitholders per unit for the year presented. The difference is due to the use of a weighted average to compute the number of units outstanding for each quarter and for the year.

21.  SUBSEQUENT EVENTS

On February 28, 2005, Summit was merged with and into Camden Summit Inc. pursuant to an Agreement and Plan of Merger dated as of October 4, 2004 (the "Merger Agreement"), as amended. Prior to the effective time of the Merger, Summit was the sole general partner of the Operating Partnership, and at the effective time, Camden Summit became the sole general partner of the Operating Partnership.

Under the terms of the Merger Agreement, Summit stockholders had the right to elect, on a share-by-share basis, to receive either $31.20 in cash or 0.6687 of a Camden common share at the closing of the Merger. These elections were subject to reallocation so that the aggregate amount of cash issued in the Merger to Summit's stockholders equaled approximately $436.3 million. In the Merger, Camden issued approximately 11.8 million common shares to Summit stockholders. The limited partners in the Operating Partnership were offered, on a unit-by-unit basis, the opportunity to redeem their partnership units for $31.20 in cash per unit or to remain in the Operating Partnership following the Merger at a unit valuation equal to 0.6687 of a Camden common share. The limited partner elections resulted in the redemption of 0.7 million partnership units for cash, for an aggregate of $21.7 million, and issuing 1.8 million partnership units.

Further effective on February 28, 2005, the Second Amended and Restated Limited Partnership Agreement of the Operating Partnership (the "Amended Partnership Agreement"), was approved and adopted and an Amendment to the Certificate of Limited Partnership of the Operating Partnership was filed with the Secretary of State of the State of Delaware changing the name of the Operating Partnership to "Camden Summit Partnership, L.P." The rights of holders of units of limited partnership interest remain unchanged in a number of respects as a result of the Merger and the approval and adoption of the Amended Partnership Agreement. However, certain rights relating to such units were modified.

The consummation of the Merger effected a change in control of the Operating Partnership. Prior to the effective time of Merger, Summit was the general partner of the Operating Partnership and held 348,086 general partner units, representing a 1% general partnership interest, and 31,117,541 limited partner units, representing an 89.4% limited partnership interest. The remaining 3,343,004 limited partner units were held by the outside limited partners. After the Merger, Camden Summit is the general partner of the Operating Partnership and holds 232,765.108 general partner units, representing a 1% general partnership interest, and 20,808,299.667 limited partner units, representing a 91.2% limited partnership interest. The remaining 1,769,281 units, representing a 7.8% limited partner interest, are held by the outside limited partners.

In connection with the Merger, we repaid our secured credit facility, which had an outstanding balance of $188.5 million at the date of repayment, using proceeds received from a $500 million intercompany line of credit from Camden Summit. This line of credit bears interest at 6%, has a ten-year term and is secured by the same eleven communities which secured the credit facility. Additional amounts funded by this intercompany line of credit in connection with the merger were $28.0 million of compensation costs paid to employees of Summit, the Management Company and the Construction Company (consisting primarily of retention bonuses, severance payments, and amounts due under the 2004 long-term incentive compensation program), $9.6 million paid to a financial services institution which acted as our financial advisor with respect to the Merger transaction and $2.5 million paid as a prepayment penalty under the secured credit facility.

On January 21, 2005, we redeemed all 2.2 million of our Series C Cumulative Redeemable Perpetual Preferred Units for $25.00 per unit plus accrued distributions as of that date (see Note 13).

SCHEDULE III

CAMDEN SUMMIT PARTNERSHIP, L.P.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(Dollars in thousands)

		Initial Costs		Costs	Gross Amount at Which
				Capitalized	Carried at Close of Period
			Buildings	Subsequent		Buildings
	Related		and	to		and		Accumulated	Date of	Date
Apartments	Encumbrances	Land	Improvements(a)	Acquisition	Land	Improvements(a)	Total (b)	Depreciation	Construction	Acquired

Charlotte Cotton Mills	$ -	$ 3,028	$ 19,946	$ 330	$ 3,028	$ 20,276	$ 23,304	$ (50)	2002 (g)	11/04
Reunion Park by Summit I	-	991	-	13,893	1,003	13,881	14,884	(2,044)	6/99-9/00	4/99
Reunion Park by Summit II	-	618	-	9,657	1,383	8,892	10,275	(327)	12/02-6/04	4/99
Summit Ashburn Farm	16,477	2,438	-	12,552	2,438	12,552	14,990	(1,807)	2/99-9/00	7/98
Summit Aventura	38,927	6,367	-	26,187	5,702	26,852	32,554	(8,071)	6/94-12/95	12/93
Summit Ballantyne	(c)	3,328	-	24,377	3,347	24,358	27,705	(5,804)	7/96-12/98	12/95
Summit Brickell	-	6,765	52,432	1,471	6,766	53,902	60,668	(2,725)	2003 (g)	5/03
Summit Brookwood	(e)	10,600	-	34,936	15,344	30,192	45,536	(2,379)	10/00-12/02	12/99
Summit Club at Dunwoody	(c)	2,934	24,510	790	2,934	25,501	28,435	(5,354)	1997 (g)	5/98
Summit Crest	27,500	1,211	-	31,438	2,532	30,117	32,649	(4,208)	10/99-9/01	9/97
Summit Deer Creek	-	3,537	-	19,250	3,846	18,941	22,787	(3,034)	2/99-6/00	1/98
Summit Doral	30,528	3,099	-	21,046	3,136	21,009	24,145	(3,775)	12/97-11/99	12/96
Summit Doral Villas	22,047	10,357	32,468	95	10,357	32,563	42,920	(320)	2000 (g)	9/04
Summit Fair Lakes	48,340	9,521	-	38,943	9,557	38,907	48,464	(7,239)	6/97-8/99	12/96
Summit Fairview	-	404	-	6,639	537	6,506	7,043	(4,292)	3/82-3/83	3/82
Summit Fallsgrove	-	22,616	31,023	31	22,616	31,054	53,670	(222)	2004 (g)	10/04
Summit Foxcroft	6,900	925	3,797	1,393	925	5,190	6,115	(2,246)	1979 (g)	5/95
Summit Governor's Village	(e)	1,622	-	15,884	1,643	15,863	17,506	(3,263)	8/97-12/98	7/97
Summit Grandview	(e)	2,527	-	48,926	2,684	48,769	51,453	(7,409)	7/98-12/00	3/98
Summit Grand Parc	-	7,700	-	37,128	8,512	36,316	44,828	(2,360)	4/00-12/02	6/99
Summit Hunter's Creek	-	2,193	-	18,806	2,195	18,804	20,999	(3,035)	3/99-3/00	11/98
Summit Lake	(e)	1,712	-	29,571	2,511	28,772	31,283	(6,256)	9/96-1/99	4/96
Summit Lansdowne	(e)	26,767	70,026	407	26,766	70,434	97,200	(2,153)	2002 (g)	12/03
Summit Largo	(c)	3,074	-	15,513	3,077	15,510	18,587	(2,596)	10/98-3/00	10/98
Summit Lenox (h)	-	10,800	22,997	4,592	11,157	27,232	38,389	(7,038)	1965 (g)	7/98
Summit Midtown	-	9,253	34,796	107	10,113	34,043	44,156	(262)	2002 (g)	9/04
Summit on the River	(c)	3,212	-	22,595	3,212	22,595	25,807	(6,080)	8/95-6/97	10/94
Summit Overlook	22,543	2,376	-	26,507	4,091	24,792	28,883	(3,294)	1/00-12/01	2/99
Summit Peachtree City	(e)	3,453	-	29,914	4,476	28,891	33,367	(3,668)	2/00-9/01	4/98
Summit Plantation	(c)	7,440	18,485	18,765	7,440	37,250	44,690	(9,407)	1/94-11/97	4/96
Summit Portofino	(e)	3,864	24,504	1,533	3,864	26,037	29,901	(6,480)	1995 (g)	1/97
Summit Roosevelt	-	10,100	-	36,176	13,546	32,730	46,276	(1,695)	12/01-3/03	1/01
Summit Russett (i)	50,000	5,723	-	29,076	5,723	29,076	34,799	(5,940)	7/95-6/00	11/94
Summit Sedgebrook	(e)	2,392	-	22,558	2,478	22,472	24,950	(5,041)	6/96-5/99	1/96

SCHEDULE III - Continued

CAMDEN SUMMIT PARTNERSHIP, L.P.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(Dollars in thousands)

		Initial Costs		Costs	Gross Amount at Which
				Capitalized	Carried at Close of Period
			Buildings	Subsequent		Buildings
	Related		And	To		And		Accumulated	Date of	Date
Apartments	Encumbrances	Land	Improvements(a)	Acquisition	Land	Improvements(a)	Total(b)	Depreciation	Construction	Acquired
Summit Shiloh (i)	(e)	1,592	12,125	4,192	2,125	15,784	17,909	(2,306)	10/99(g)	8/00
Summit Silo Creek	-	10,500	-	28,547	13,801	25,246	39,047	(1,149)	5/02-3/04	12/01
Summit Simsbury	(f)	650	4,570	1,075	650	5,645	6,295	(2,263)	1985 (g)	5/95
Summit South End Square	25,242	6,957	25,968	183	6,957	26,151	33,108	(368)	2003 (g)	6/04
Summit St. Clair	(c)	3,024	24,040	1,235	3,024	25,275	28,299	(5,528)	1997 (g)	3/98
Summit Stockbridge	-	1,800	-	19,703	4,185	17,318	21,503	(2,291)	12/01-9/03	7/01
Summit Stonecrest	19,620	4,529	22,923	105	4,529	23,028	27,557	(335)	2001 (g)	5/04
Summit Sweetwater	(e)	3,013	18,627	796	3,012	19,424	22,436	(3,101)	12/99(g)	8/00
Summit Touchstone	(f)	766	5,568	1,096	766	6,664	7,430	(2,616)	1986 (g)	5/95
Summit Valleybrook	-	7,300	-	30,693	8979	29,014	37,993	(2,675)	10/00-12/02	9/00
Summit Westwood	(c)	1,989	-	23,012	2,042	22,959	25,001	(4,344)	10/97-5/99	9/97
Total		$ 235,067	$ 448,805	$ 711,924	$ 259,009	$ 1,136,787	$ 1,395,796	$ (156,850)

(a)	Includes buildings, building improvements, furniture, fixtures and equipment.
(b)
The aggregate cost for federal income tax purposes was $826.3 million as of December 31, 2004. The amounts reflected above represent amounts for real estate communities only. Depreciable lives for the assets range from 5 to 40 years

(c)	Collateral for two fixed rate mortgages which had an aggregate balance of $173.0 million as of December 31, 2004.
(d)	Community was held for sale as of December 31, 2004.
(e)	Collateral for our secured credit facility which had balance of $95.9 million as of December 31, 2004.
(f)	Collateral for a fixed rate mortgage which had a balance of $7.8 million as of December 31, 2004.
(g)	Property purchased; date reflects year construction was completed.
(h)	Included in the costs capitalized subsequent to acquisition column for Summit Lenox is an impairment charge of $6.8 million which was recorded during 2004.
(i)
Community was presented in two phases in prior years. Date acquired represents date first phase was acquired. Date of construction represents range from start of the first phase to completion of the second phase

CAMDEN SUMMIT PARTNERSHIP, L.P.
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Dollars in thousands)

A summary of activity for real estate assets and accumulated depreciation is as follows:

	Year Ended December 31,
	2004	2003	2002
Real estate assets (a):
Balance at beginning of year	$1,275,803	$1,263,238	$1,266,068

Acquisitions	224,186	155,215	17,866
Improvements	10,041	9,890	6,417
Developments	49,152	69,612	130,291
Impairment of asset held for sale	(6,807)	-	-
Disposition of property	(156,579)	(222,152)	(157,404)
	119,993	12,565	(2,830)
Balance at end of year	$1,395,796	$1,275,803	$1,263,238

Accumulated depreciation (a):
Balance at beginning of year	$169,003	$159,536	$155,242
Depreciation	39,409	38,503	39,282
Disposition of property	(51,562)	(29,036)	(34,988)
Balance at end of year	$156,850	$169,003	$159,536

(a) Includes only apartment communities and does not include fixed assets used in property development, construction and management of apartment communities.