Form 10-Q
period 2005-03-31
Camden Summit Partnership, L.P.
filed 2005-05-16
CIK 1034235

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-22411

CAMDEN SUMMIT PARTNERSHIP, L.P.

(Exact name of registrant as specified in its charter)

Delaware	56-1857809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Greenway Plaza Suite 1300 Houston, Texas	77046
(Address of principal executive offices)	(Zip code)

(713) 354-2500

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes          ☒   No

TABLE OF CONTENTS

PART I	Financial Information

Item 1	Financial Statements
	Consolidated Balance Sheets (Unaudited) as of March 31, 2005 (Successor) and December 31, 2004 (Predecessor)	2
	Consolidated Statements of Operations (Unaudited) for the one month ended March 31, 2005 (Successor), the two months ended February 28, 2005 (Predecessor), and the three months ended March 31, 2004 (Predecessor)	3
	Consolidated Statements of Cash Flows (Unaudited) for the one month ended March 31, 2005 (Successor), the two months ended February 28, 2005 (Predecessor), and the three months ended March 31, 2004 (Predecessor)	4
	Notes to Consolidated Financial Statements (Unaudited)	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4	Controls and Procedures	20

PART II	Other Information

Item 1	Legal Proceedings	21
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3	Defaults Upon Senior Securities	21
Item 4	Submission of Matters to a Vote of Security Holders	21
Item 5	Other Information	21
Item 6	Exhibits	21
	Signatures	22

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

CAMDEN SUMMIT PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
	(Successor)	(Predecessor)
Assets:
Real estate assets, at cost
Land	$297,169	$248,018
Buildings and improvements	1,521,955	1,117,508
	1,819,124	1,365,526
Accumulated depreciation	(4,009)	(156,913)
Net operating real estate assets	1,815,115	1,208,613
Properties under development, including land	163,488	219,137
Investment in joint ventures	2,620	2,716
Property held for sale	31,424	31,348
Total real estate assets	2,012,647	1,461,814

Other assets, net	35,448	23,231
Cash	4,492	6,511
Restricted cash	591	1,525
Total assets	$2,053,178	$1,493,081

Liabilities and Partners’ Equity:
Notes payable
Unsecured	$184,351	$172,511
Secured mortgage notes	507,111	490,337
Secured credit facility	—	95,900
Secured line of credit – related party	228,347	—
Accounts payable	11,880	15,134
Accrued real estate taxes	5,234	3,816
Accrued expenses and other liabilities	37,434	31,582
Series C preferred units redeemed in 2005	—	55,000
Distributions payable	4,989	11,777
Total liabilities	979,346	876,057

Partners’ equity	1,073,832	617,024
Total liabilities and partners’ equity	$2,053,178	$1,493,081

See Notes to Consolidated Financial Statements.

CAMDEN SUMMIT PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per unit amounts)

(Unaudited)

	For the month ended March 31, 2005	For the two months ended February 28, 2005	For the three months ended March 31, 2004
	(Successor)	(Predecessor)	(Predecessor)
REVENUES
Rental revenues	$12,744	$25,119	$30,467
Other property revenues	1,358	2,020	2,330
Total property revenues	14,102	27,139	32,797
Other income	—	251	517
Total revenues	14,102	27,390	33,314

EXPENSES
Property operating and maintenance	3,164	5,920	7,246
Real estate taxes	1,856	3,546	4,056
Total property expenses	5,020	9,466	11,302
General and administrative	516	2,146	1,891
Property management	424	1,651	1,675
Merger expenses	—	9,947	—
Interest	2,799	5,882	6,825
Depreciation and amortization	7,175	8,398	9,761
Amortization of deferred financing costs	—	288	324
Total expenses	15,934	37,778	31,778
Income (loss) from continuing operations before equity in earnings of joint venture	(1,832)	(10,388)	1,536
Equity in earnings of joint venture	(27)	(64)	(94)
Income (loss) from continuing operations	(1,859)	(10,452)	1,442
Income from discontinued operations	98	245	2,262
Gain on sale of discontinued operations	—	—	47
Net income (loss)	(1,761)	(10,207)	3,751
Distributions to preferred unitholders	—	(267)	(1,203)
Net income (loss) available to common unitholders	$(1,761)	$(10,474)	$2,548

Net income (loss) per unit – basic and diluted:
Income (loss) from continuing operations	$(0.08)	$(0.30)	$0.04
Income from discontinued operations	0.00	0.01	0.07
Net income (loss)	(0.08)	(0.29)	0.11
Distributions to preferred unitholders	0.00	(0.01)	(0.03)
Net income (loss) available to common unitholders	$(0.08)	$(0.30)	$0.07

Distributions per common unit	$0.22	$0.22	$0.34
Weighted average number of common units outstanding	22,810	34,910	34,792
Weighted average number of common and common dilutive equivalent units outstanding	22,810	34,910	35,009

See Notes to Consolidated Financial Statements.

CAMDEN SUMMIT PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the month ended March 31, 2005	For the two months ended February 28, 2005	For the three months ended March 31, 2004
	(Successor)	(Predecessor)	(Predecessor)
Cash flow from operating activities:
Net income (loss)	$(1,761)	$(10,207)	$3,751
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Income from discontinued operations	(98)	(245)	(2,262)
Depreciation and amortization	7,175	8,774	10,305
Gain on sale of discontinued operations	—	—	(47)
Issuance of unrestricted stock grants	—	—	1,183
Postretirement benefits for former executive officers	—	(14)	—
Equity in earnings of joint venture	27	64	94
Net (increase) decrease in restricted cash	952	(18)	44
Increase (decrease) in operating accounts	1,701	(3,999)	3,024
Net cash provided by (used in) operating activities of continuing operations	7,996	(5,645)	16,092
Net cash provided by operating activities of discontinued operations	239	173	3,153
Net cash provided by (used in) operating activities	8,235	(5,472)	19,245

Cash flows from investing activities:
Investment in real estate assets	(11,558)	(12,662)	(23,586)
Payment of merger related liabilities	(41,508)	—	—
Other investing activities	5	(107)	(217)
Net cash used in investing activities	(53,061)	(12,769)	(23,803)

Cash flows from financing activities:
Net (repayments) borrowings on secured credit facility	(188,500)	92,600	7,900
Net borrowings on secured line of credit-related party	228,347	—	—
Proceeds from issuance of mortgage notes	—	—	44,140
Repayment of construction loan	—	—	(35,300)
Distributions to common unitholders	(6,984)	(12,524)	(11,735)
Redemption of preferred units	—	(55,000)	—
Other financing activities	(241)	3,350	239
Net cash provided by financing activities	32,622	28,426	5,244

Net (decrease) increase in cash and cash equivalents	(12,204)	10,185	686
Cash and cash equivalents, beginning of period	16,696	6,511	2,687
Cash and cash equivalents, end of period	$4,492	$16,696	$3,373

Supplemental information:
Cash paid for interest, net of interest capitalized	$3,155	$5,067	$6,774
Interest capitalized	668	1,378	2,572

Supplemental schedule of noncash investing and financing activities:
Merger with Camden, net of cash:
Fair value adjustment of assets	$557,211	$—	$—
Fair value adjustment of debt	34,166	—	—

See Notes to Consolidated Financial Statements.

CAMDEN SUMMIT PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying interim unaudited financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations. Management believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Summit Partnership, L.P. (formerly known as Summit Properties Partnership, L.P.) as of March 31, 2005, the results of operations for the one month ended March 31, 2005 (Successor), the two months ended February 28, 2005 (Predecessor), and the three months ended March 31, 2004 (Predecessor), and the cash flows for the one month ended March 31, 2005 (Successor), the two months ended February 28, 2005 (Predecessor), and the three months ended March 31, 2004 (Predecessor) have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

1. Basis of Presentation

On February 28, 2005, Summit Properties Inc. (“Summit”) was merged with and into Camden Summit, Inc. (“Camden Summit”), a wholly-owned subsidiary of Camden Property Trust (“Camden”), pursuant to an Agreement and Plan of Merger dated as of October 4, 2004 (the “Merger Agreement”), as amended.  Prior to the effective time of the merger, Summit was the sole general partner of Summit Properties Partnership, L.P. (the “Camden Summit Partnership” or “us” or “we”), and at the effective time, Camden Summit became the sole general partner of the Camden Summit Partnership and the name of this partnership was changed to Camden Summit Partnership, L.P.

The consummation of the merger effected a change in control of the Camden Summit Partnership.  Prior to the effective time of the merger, Summit was the general partner of the Camden Summit Partnership and held 348,086 general partner units, representing a 1% general partnership interest, and 31,117,541 limited partner units, representing an 89.4% limited partnership interest.  The remaining 3,343,004 limited partner units were held by the outside limited partners.  As of the effective time of the merger, Camden Summit became the general partner of the Camden Summit Partnership and held 232,765.108 general partner units, representing a 1% general partnership interest, and 20,808,299.667 limited partner units, representing a 91.2% limited partnership interest.  The remaining 1,769,281 units, representing a 7.8% limited partner interest, are held by former outside limited partners.  Each common limited partnership unit is redeemable for one common share of Camden.

In conjunction with the merger, the limited partners in the Camden Summit Partnership were offered, on a unit-by-unit basis, the opportunity to redeem their partnership units for $31.20 in cash, without interest, or to remain in the Camden Summit Partnership following the merger at a unit valuation equal to ..6687 of a Camden common share.  The limited partner elections resulted in Camden redeeming 0.7 million partnership units for cash, for an aggregate of $21.7 million, and issuing 1.8 million partnership units.  The value of the partnership units issued was determined based on the average market price of Camden’s common shares for the five day period commencing two days prior to the announcement of the merger on October 4, 2004.

Camden Summit Partnership, L.P. is a Delaware limited partnership and a subsidiary of Camden Summit, which is a wholly-owned subsidiary of Camden, a Texas real estate investment trust.  Camden conducts a portion of its business through the Camden Summit Partnership and its subsidiaries.  As of March 31, 2005, Camden held 91.6% of our common limited partnership units as well as the sole 1% general partnership interest.  The remaining 7.4% of the common limited partnership units are held by former outside limited partners.

As Camden acquired approximately 92% of the ownership interest in the Camden Summit Partnership at the effective time of the merger, Camden has recorded the Camden Summit Partnership as a wholly-owned subsidiary in accordance with the provisions of Emerging Issues Task Force Abstract D-97, “Push-Down Accounting.”  Camden’s ownership interest in the Camden Summit Partnership meets the criteria of “substantially wholly owned,” and as such our assets and liabilities were revalued as of the effective time of the merger.

Camden allocated the purchase price between net tangible and intangible assets.  Costs were allocated to the estimated intangible value of in place leases and above or below market leases and to the estimated fair value of furniture and fixtures, land and buildings on a value determined by assuming the property is vacant by applying methods similar to those used by independent appraisers of income-producing property.  Depreciation and amortization is computed on a straight-line basis over the remaining useful lives of the related assets.  Buildings and furniture and fixtures have an estimated useful life of 35 years and 5 years, respectively.  The value of in place leases and above or below market leases is being amortized over the estimated average remaining life of leases in place at the time of the merger.  In place lease terms generally range from 6 to 13 months.  We use an estimated remaining average lease life of 10 months to amortize the value of in place leases recorded in conjunction with the merger.

The following table summarizes the estimated fair values of our assets and liabilities on February 28, 2005, the closing date of the merger:

(in thousands)

Land	$297,169
Buildings and improvements	1,521,850
Properties under development, including land	152,042
Investments in joint ventures	2,652
Properties held for sale	31,417
Other assets, including the value of in place leases of $32.4 million	39,150
Cash and cash equivalents	16,696
Restricted cash	1,542
Total assets	2,062,518
Notes payable	881,059
Accounts payable, accrued expenses and other liabilities	97,780
Fair value of liabilities, including notes payable	978,839
Total partnership equity	$1,083,679

In connection with the merger, $69.8 million of termination, severance and settlement of share-based compensation costs were incurred.  Of this amount, Summit paid $26.3 million prior to the effective time of the merger.  In March 2005, we paid $35.0 million of these costs and have accrued $8.5 million as of March 31, 2005.

The following unaudited pro forma financial information for the quarters ended March 31, 2005 and March 31, 2004, give effect to the merger as if it had occurred at the beginning of the periods presented. The pro forma information for 2005 includes pro forma results for the first two months of the quarter and actual results for March. The pro forma results are based on historical data and are not intended to be indicative of the results of future operations.

	Three Months Ended March 31,
(in thousands)	2005	2004

Total property revenues	$41,706	$36,825
Net loss	(17,957)	(7,680)
Net loss per unit	$(0.78)	$(0.34)

We focus on the operation, development and acquisition of luxury apartment communities in select neighborhoods throughout the Southeast and Mid-Atlantic United States.  We focus our efforts in five markets: Washington, D.C., Southeast Florida, Atlanta, Raleigh and Charlotte.  As of March 31, 2005, our portfolio consisted of 49 completed communities comprising 15,422 apartment homes with an additional 1,414 apartment homes under construction at four communities.

Our Consolidated Balance Sheets and our related Consolidated Statements of Operations and Cash Flows for the periods presented prior to the merger are referenced herein as the Predecessor consolidated financial statements (the “Predecessor”).  Our Consolidated Balance Sheet as of March 31, 2005 and our related Consolidated Statements of Operations and Cash Flows for the one month ended March 31, 2005 are referenced herein as the Successor consolidated financial statements (the “Successor”).

Significant Accounting Policies

The following significant accounting policies represent those in effect as of March 31, 2005.  There have been no significant changes from the accounting policies in place prior to the effective time of the merger.

Reportable Segments.  The Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of multifamily communities.  Our apartment communities generate rental revenue and other income through the leasing of apartment homes.  Although our multifamily communities are geographically diversified throughout the Southeast and Mid-Atlantic states, management evaluates operating performance on an individual property level.  However, as each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment.  In addition to GAAP measures included in our consolidated statements of operations, our chief operating decision makers evaluate the financial performance of each community using a financial measure entitled net operating income.  Each community’s performance is assessed based on growth of or decline in net operating income, which is defined as total property revenues less total property expenses as presented in our consolidated statements of operations and excludes certain revenue and expense items such as fee and asset management income and expenses and other indirect operating expenses, interest, depreciation and amortization expenses.

Below is a reconciliation of net operating income from our wholly-owned communities included in continuing operations to its most directly comparable GAAP measure, income from continuing operations before equity in earnings of joint venture:

	For the month ended March 31, 2005	For the two months ended February 28, 2005	For the three months ended March 31, 2004
	(Successor)	(Predecessor)	(Predecessor)

Total property revenues	$14,102	$27,139	$32,797
Total property expenses	5,020	9,466	11,302
Net operating income	9,082	17,673	21,495
Less other expenses:
Depreciation and amortization	7,175	8,398	9,761
Interest	2,799	5,882	6,825
Merger expenses	—	9,947	—
General and administrative	516	2,146	1,891
Property management	424	1,651	1,675
Amortization of deferred financing costs	—	288	324
Total other expenses	10,914	28,312	20,476
Add non-property income:
Other income	—	251	517
Income (loss) from continuing operations before equity in earnings of joint ventures	$(1,832)	$(10,388)	$1,536

Real Estate Assets, at Cost.  Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development.  For the one month period subsequent to merger, we capitalized $0.7 million in interest and $0.2 million in real estate taxes.  Expenditures directly related to the development, acquisition and improvement of real estate assets, excluding internal costs relating to acquisitions of operating properties, are capitalized at cost as land, buildings and improvements. Indirect development costs, including salaries and benefits and other related costs that are clearly attributable to the development of properties, are also capitalized.  All construction and carrying costs are capitalized and reported on the balance sheet in properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively, and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation.  All operating expenses associated with completed apartment homes for properties in the development and leasing phase are expensed. Upon substantial completion of the project, all apartment homes are considered operating and we begin expensing all items that were previously considered carrying costs.

We capitalized $0.1 million in the one month ended March 31, 2005 and $1.8 million for the two months ended February 28, 2005 and quarter ended March 31, 2004 of renovation and improvement costs which we believe extended the economic lives and enhanced the earnings of our multifamily properties.  Capital expenditures are capitalized and depreciated over their useful lives, which range from 3 to 20 years.

Upon the acquisition of real estate assets, we assess the fair value of acquired assets, including land, buildings, the value of in-place leases, above and below market leases, and acquired liabilities.  We then allocate the purchase price of the acquired property based on these assessments.  We assess fair value based on estimated cash flow projections and available market information.

Depreciation and amortization is computed on a straight-line basis over the remaining useful lives of the related assets.  Buildings and furniture and fixtures have an estimated useful life of 35 years and 5 years, respectively.  The value of in place leases and above or below market leases is being amortized over the estimated average remaining life of leases in place at the time of the merger.  In place lease terms generally range from 6 to 13 months.

If an event or change in circumstances indicates that a potential impairment in the value of a property has occurred, our policy is to assess any potential impairment by making a comparison of the current and projected cash flows for such property over its remaining holding period, on an undiscounted basis, to the carrying amount of the property.  If such carrying amounts were in excess of the estimated projected cash flows of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value, less costs to sell.  As of March 31, 2005, we had one property in Atlanta, GA designated as held for sale with a value of $31.4 million which approximates our estimated fair value less costs to sell.

Incentive and benefits plans.  In connection with the merger, all employees of Summit who continued employment with Camden became employees of Camden Development, Inc., a wholly-owned subsidiary of Camden.  All Summit benefit plans, including its Stock Option and Incentive Plans were terminated or converted into benefit plans of Camden.  At the effective time of the merger, Summit had 454,742 options outstanding, including 91,902 incentive stock options, and 35,229 unvested restricted stock awards.  At the effective time of the merger, all outstanding options were cancelled, and the option holders had the right to receive a cash option payment, as defined in the merger agreement.  Holders of outstanding incentive stock options had the right to elect to receive Camden common shares in lieu of the cash option payment.  All Summit restricted stock awards became fully vested immediately prior to the closing of the merger and were considered outstanding shares for all purposes under the merger agreement.

If we had adopted the provisions of SFAS No. 123 to our option grants and ESPP prior to 2003, our net income to common shareholders and related basic and diluted earnings per share would be as follows:

	For the two months ended February 28, 2005	For the three months ended March 31, 2004
	(Predecessor)	(Predecessor)

Net income (loss), as reported	$(10,207)	$3,751
Add: stock-based employee compensation expense included in reported net income	37	276
Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(37)	(328)

Pro forma net income (loss)	$(10,207)	$3,699

Net income (loss) per unit – basic and diluted:
As reported	$(0.29)	$0.11
Pro forma	(0.29)	0.11

Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments (SFAS 123R).” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized over their vesting periods in the income statement based on their estimated fair values. In April 2005, the Securities and Exchange Commission (“SEC”) issued a press release announcing it would provide for a phased-in implementation process for SFAS 123R. SFAS 123R is effective for all public entities in the first annual reporting period beginning after June 15, 2005 which, for us would be the calendar year of 2006. As a result of the SEC’s announcement, we are in the process of assessing the impact of SFAS 123R and have not determined what impact, if any, our adoption of SFAS 123R will have on our financial position, results of operations or cash flows.

In December 2004, FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29,” which addresses the measurement of exchanges of nonmonetary assets.  SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchange of nonmonetary assets that do not have commercial substance.  It also specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective beginning July 1, 2005.  The adoption of SFAS No. 153 will not have a material impact on our financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Staff Position (“FSP”) FIN 46R-5, “Implicit Variable Interest under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.”  This FSP requires a reporting entity to consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE.  FSP FIN 46R-5 is effective with reporting periods beginning after March 3, 2005.  We do not expect the adoption of FSP FIN 46R-5 will have a material impact on our financial position, results of operations or cash flows.

Reclassifications.  Certain reclassifications have been made to amounts in prior year consolidated financial statements to conform with current year presentations.

2. Per Unit Data

Basic earnings per unit are computed based upon the weighted average number of units outstanding during the respective period. The difference between “basic” and “diluted” weighted average units is the dilutive effect of Summit’s stock-based compensation outstanding, which was either cancelled and paid out or fully vested in connection with the merger with Camden.  No potentially dilutive units were outstanding as of March 31, 2005.  The number of units added to weighted average units outstanding for the diluted calculation was 217,000 in the first quarter of 2004. These equivalent units had no effect on net income per unit in 2004.

3. Communities Acquired

There were no communities acquired during the three months ended March 31, 2004 or 2005.  During the year ended December 31, 2004, we acquired six communities with a total of 1,581 apartment homes as follows:

Property Name	Location	Apartment Homes
Summit Stonecrest	Charlotte, NC	306
Summit South End Square	Charlotte, NC	299
Summit Doral Villas	Miami, FL	232
Summit Midtown	Atlanta, GA	296
Summit Fallsgrove	Rockville, MD	268
Summit Cotton Mills	Charlotte, NC	180
		1,581

The following unaudited pro forma financial information for the three months ended March 31, 2004 gives effect to the above acquisitions as if they had occurred at the beginning of the period presented.  The pro forma is based on historical data and is not intended to be indicative of the results of future operations.

	As reported	Completed Acquisitions	As adjusted
Total revenues	$33,314	$3,430	$36,744
Net income to common unitholders	2,548	(2,034)	514

4. Discontinued Operations

The components of net income that are presented as income from discontinued operations include net operating income, depreciation and property specific interest expense, if any.  In addition, the net gain or loss on the disposal of a community is presented in discontinued operations when recognized.   During the first quarter of 2005, we had one property located in Atlanta, Georgia, totaling 431 apartment homes, designated as held for sale.  We recognized a $47,000 gain on one parcel of land sold during the quarter ended March 31, 2004.

The operating results of the one property designated as held for sale as of March 31, 2005 and the operating results of the ten properties sold during 2004 which are included in discontinued operations for the quarters ended March 31, 2005 and 2004, are as follows:

(In thousands)	For the month ended March 31, 2005	For the two months ended February 28, 2005	For the three months ended March 31, 2004
	(Successor)	(Predecessor)	(Predecessor)
Property revenues	$337	$727	$6,834
Property operating expenses	239	482	2,777
Net operating income	98	245	4,057
Depreciation and amortization and interest	—	—	1,795
Income from discontinued operations	$98	$245	$2,262

5. Investments in Joint Ventures

We own a 25% equity interest in a joint venture named Station Hill, LLC (“Station Hill”), in which we and Hollow Creek, LLC, a subsidiary of a major financial services company, are members.  We are entitled to 25% of the joint venture’s cash flow based on our equity interest.  If certain benchmarks are achieved in the future, we would be entitled to a preferred return in excess of 25% of the cash flow.  The operating agreement of the joint venture provides that we will be entitled to 25% of the net proceeds upon liquidation of Station Hill, although our interest in the residual value of the joint venture could increase above or decrease below 25%.  Our interest in the residual value of the joint venture could decrease below 25% only if we receive more than 25% of cash flow at any time prior to liquidation.  Any such decrease would be limited to the extent of cash flow in excess of 25%.  Station Hill currently owns four communities and is accounted for on the equity method of accounting and, therefore, our 25% equity interest is presented in “Equity in income of joint ventures” in our consolidated statements of operations.

The joint venture discussed above is accounted for under the equity method.  The joint venture in which we have an interest has been funded with secured, third-party debt.  We are not committed to any additional funding on third-party debt in relation to our joint venture.  Management believes that the investment in the joint venture does not qualify for consolidation as a variable interest entity.  This joint venture is accounted for under the equity method as we exercise significant influence.

In 2002, we entered into two separate joint ventures with a major financial services institution (the “investor member”) to redevelop Summit Roosevelt and Summit Grand Parc, both located in Washington, D.C., in a manner to permit the use of federal rehabilitation income tax credits.  The investor member contributed approximately $6.5 million for Summit Roosevelt and approximately $2.6 million for Summit Grand Parc in equity to fund a portion of the total estimated costs for the respective communities and will receive a preferred return on these capital investments and an annual asset management fee with respect to each community.  The investor member’s interests in the joint ventures are subject to put/call rights during the sixth and seventh years after the respective communities are placed in service.  These joint ventures are consolidated into our financial statements and the amounts contributed are included in accrued expenses and other liabilities in our consolidated balance sheet.

6. Notes Payable

The following is a summary of our indebtedness:

(In millions)	March 31, 2005	December 31, 2004

Senior unsecured notes
$50.0 million 4.30% Notes, due 2007	$53.3	$52.5

Medium-term notes
$25.0 million 3.59% Notes, due 2005	25.7	25.0
$25.0 million 3.91% Notes, due 2006	25.9	25.0
$25.0 million 4.64% Notes, due 2009	27.7	25.0
$10.0 million 4.90% Notes, due 2010	11.8	10.0
$35.0 million 4.99% Notes, due 2011	40.0	35.0
	131.1	120.0
Total unsecured notes	184.4	172.5

Secured notes
Secured credit facility	—	95.9
Secured line of credit – related party	228.3	—
3.61% - 5.07% Conventional Mortgage Notes, due 2005 – 2013	507.1	490.3
Total secured notes	735.4	586.2

Total notes payable	$919.8	$758.7

In connection with the merger, we recorded a $34.2 million fair value adjustment to account for the difference between the fixed rates and market rates for the mortgage loans, notes payable, and medium term notes.  The fixed interest rates on the various borrowings were primarily above prevailing market rates.  Estimates of fair value are based upon interest rates available for the issuance of debt with similar terms and remaining maturities.

The following is a summary of the debt at the time of merger:

(In millions)	Book Value	Fair Value Adjustment	Fair Value

Unsecured notes
3.59% - 4.99% Notes, due 2005 – 2011	$170.0	$14.8	$184.8

Secured notes
Secured credit facility	188.5	—	188.5
3.61% - 5.07% Mortgage Notes, due 2005 – 2013	488.4	19.4	507.8
	676.9	19.4	696.3
Total notes payable	$846.9	$34.2	$881.1

In connection with the merger, we repaid our $290 million secured credit facility, which had an outstanding balance of $188.5 million at the date of repayment, using proceeds received from a $500 million intercompany line of credit from Camden.  This line of credit bears interest at 6%, has a ten-year term and is secured by the same eleven communities that secured the credit facility.

During 2003, we obtained an unsecured letter of credit facility, which matures in July 2008 and has a total commitment of $20.0 million.  The letters of credit issued under this facility will serve as collateral for performance on contracts and as credit guarantees to banks and insurers.  As of March 31, 2005, there were $9.1 million of letters of credit outstanding under this facility.

During 2002, we entered into an interest rate swap with a notional amount of $50.0 million, relating to $50.0 million of 7.20% fixed rate notes issued under our Medium-term notes program.  Under the interest rate swap agreement, through the maturity date of August 15, 2007, (a) we agreed to pay to the counterparty the interest on a $50.0 million notional amount at a floating interest rate of three-month LIBOR plus 241.75 basis points, and (b) the counterparty agreed to pay to us the interest on the same notional amount at the fixed rate of the underlying debt obligation.  The swap was designated as a fair value hedge of the underlying fixed rate debt obligation and had been recorded in “Other assets” in our consolidated balance sheets.

On March 18, 2005, we terminated the interest rate swap and received $0.6 million from the counterparty.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we will record the $0.6 million as a credit to interest expense over the period beginning from the termination date through the maturity date of the underlying debt obligation of August 15, 2007.

7.  Net Change in Operating Accounts

The effect of changes in the operating accounts on cash flows from operating activities is as follows:

	For the month ended March 31, 2005	For the two months ended February 28, 2005	For the three months ended March 31, 2004
	(Successor)	(Predecessor)	(Predecessor)
Decrease (increase) in assets:
Other assets, net	$529	$1,422	$(518)

Increase (decrease) in liabilities:
Accounts payable	(1,450)	(2,287)	2,365
Accrued real estate taxes	1,707	(236)	844
Accrued expenses and other liabilities	915	(2,898)	333
Net change in operating accounts	$1,701	$(3,999)	$3,024

8. Preferred Units

On January 21, 2005, we redeemed all 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units for cash in the amount of $25.00 per unit plus all unpaid distributions through the redemption date. These preferred units were redeemable for cash at a redemption price equal to the holder’s capital account. The holder of the Series C preferred units had the right to exchange these preferred units for shares of Summit’s Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceeded 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. Distributions on the Series C preferred units were cumulative from the date of original issuance and were payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $267,000 during the three months ended March 31, 2005 and $1.2 million during the three months ended March 31, 2004.  As a result of the redemption, the excess of the redemption amount over the carrying amount of the units, which totals $1.5 million, reduced income available to common unitholders for the year ended December 31, 2004.

9. Related Parties

Subsequent to the completion of the merger, Camden now provides certain corporate support services to us including general and administrative and property management services.  Costs incurred by Camden which are clearly applicable to us are included in our consolidated statements of operations.  Certain costs were allocated to us by Camden based upon our total revenues using Camden’s consolidated corporate level expenses as a percentage of their consolidated total revenues.  Costs allocated totaled $0.9 million for the one month ended March 31, 2005.  The amounts allocated to us by Camden are not necessarily indicative of costs which may have been incurred had we operated as an entity unaffiliated with Camden.  However, we believe the allocation is reasonable and in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 55.

At the effective time of the merger, we had notes receivable outstanding totaling $3.9 million from nine current and former employees.  Subsequent to the merger, one borrower paid off his loan in the amount of $0.9 million.  At March 31, 2005, the notes receivable had an outstanding balance of $3.1 million.  Subsequent to March 31, 2005, one borrower paid off his loan in the amount of $0.7 million.  As of May 2, 2005, the employee notes receivable were 87.1% secured by Camden common shares.

10. Commitments and Contingencies

Construction Contracts.  As of March 31, 2005, we were obligated for approximately $76.8 million of additional expenditures on our four wholly-owned projects currently under development (a substantial amount of which we expect to be funded with our secured intercompany line of credit).

Contingencies.  On October 6, 2004, a purported class action complaint was filed in the General Court of Justice, Superior Court Division, of the State of North Carolina, County of Mecklenburg, by an alleged Summit stockholder.  This complaint named as defendants Camden, Summit and each member of the board of directors of Summit and principally alleges that the merger of Camden and Summit and the acts of the Summit directors constitute a breach of the Summit defendants’ fiduciary duties to Summit stockholders. The plaintiff in the lawsuit sought, among other things (1) a declaration that each defendant has committed or aided and abetted a breach of fiduciary duty to the Summit stockholders, (2) to preliminarily and permanently enjoin the merger, (3) to rescind the merger in the event that it is consummated, (4) an order to permit a stockholders’ committee to ensure an unspecified “fair procedure, adequate procedural safe-guards and independent input by plaintiff” in connection with any transaction for Summit shares, (5) unspecified compensatory damages and (6) attorneys’ fees.  On November 3, 2004, Camden removed the lawsuit to the United States District Court for the Western District of North Carolina, Charlotte Division, and filed an Answer and Counterclaim for declaratory judgment denying the plaintiff’s allegations of wrongdoing.

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

Subject to the completion of certain confirmatory discovery by counsel to the plaintiffs, the memorandum of understanding contemplates that the parties will enter into a settlement agreement.  The memorandum and the settlement will be subject to the customary conditions including, final court approval of the settlement.  If the conditions are satisfied, subject to final court approval of the settlement and dismissal of the action by the court with prejudice, the plaintiff’s counsel will seek and Camden, as successor to Summit, will pay an amount not to exceed in the aggregate $383,000 in settlement of this action for attorneys’ fees and expenses, Subject to any order of the court, any attorneys’ fees and expenses awarded by the court to plaintiff’s counsel will be paid by Camden, as successor to Summit, on behalf of all defendants within five business days after final court approval of the settlement.  All costs and expenses expected to be incurred associated with this matter have been accrued for and are not material to our consolidated financial statements.

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

 On May 25, 2001, through a joint venture with SZF, LLC, a Delaware limited liability company in which we owned 29.78% of the joint venture until July 3, 2003, on which date we purchased its joint venture partner’s 70.22% interest.  We then entered into an agreement with Brickell View, L.L.C. (“Brickell View”), a Florida limited liability company, and certain of its affiliates relating to the formation of Coral Way, LLC, a Delaware limited liability company, to develop a new community in Miami, Florida.  Brickell View agreed to be the developer of that community and certain of its affiliates signed guarantees obligating them to pay certain costs relating to the development.  On August 12, 2003, we received notice of two suits filed by Brickell View and certain of its affiliates against SZF, LLC and certain entities affiliated with us.  The suits were originally filed in the Miami-Dade Circuit Court and were subsequently removed to the U.S. District Court for the Southern District of Florida.  One of the suits was remanded to the Miami-Dade Circuit Court, while the other remains pending in the U.S. District Court.  These suits relate to the business agreement among the parties in connection with the development and construction of the community by Coral Way.  Brickell View and its affiliates allege breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duties and constructive fraud on the part of SZF, LLC and constructive fraud on our part, including our affiliates, and seek both a declaratory judgment that the guarantee agreements have been constructively terminated and unspecified monetary damages.  We intend to enforce our rights under the joint venture agreements.  Although we may determine to terminate the development agreement based on Brickell View’s failure to perform its obligations in accordance with the development agreement, we do not believe that there is any basis for allowing Brickell View or its affiliates to be released from their obligations under the development agreement or the guarantees.  We believe that the allegations made by Brickell View and its affiliates are not supported by the facts and we intend to vigorously defend against these suits.  On December 19, 2003, we received notice of a demand for arbitration asserted by Bermello, Ajamil & Partners, Inc. against Coral Way, LLC for unpaid architectural fees.  In this demand, Bermello, Ajamil & Partners, Inc. allege that they are entitled to an increased architectural fee as a result of an increase in the cost of the project.  We believe that the allegations made by Bermello, Ajamil & Partners, Inc. are not supported by the facts, and we will vigorously defend against this claim.  Additionally, we have asserted a cross-claim against Bermello, Ajamil & Partners, Inc. for damages related to the cost to correct certain structural and other design defects.  All costs and expenses expected to be incurred associated with this matter have been accrued for and are not material to our consolidated financial statements.

On May 6, 2003, we purchased certain assets of Brickell Grand, Inc. (“Brickell Grand”), including the community known as Summit Brickell.  At the time of purchase, Summit Brickell was subject to a $4.1 million claim of construction lien filed by the general contractor, Bovis Lend Lease, Inc. (“Bovis”), due to Brickell Grand’s alleged failure to pay the full amount of the construction costs.  Bovis sought to enforce this claim of lien against Brickell Grand in a suit filed on October 18, 2002 in Miami-Dade Circuit Court, Florida.  In mid-2003, litigation with Bovis was temporarily stayed pending mediation.  In September 2003, Bovis filed an amended complaint seeking to enforce an increased claim of lien of $4.6 million.  Mediation with Bovis ended unsuccessfully in November 2003.  The litigation is proceeding in the Miami-Dade Circuit Court.  As the current owner of Summit Brickell, which property is subject to the claim of lien, we are vigorously defending against these claims of lien and related litigation.  As a result of several items claimed by Bovis in its amended claim of lien, we are asserting a counterclaim for a fraudulent mechanic’s lien, as well as counterclaims for breach of contract and breach of warranties.  In early 2004, three subcontractors of Bovis, Gulf Plumbing, Inc., Big Bear Plastering, Inc. and Kone, Inc., filed separate suits in Miami-Dade Circuit Court against Brickell Grand, Bovis, the Camden Summit Partnership and other named parties to enforce claims of construction lien and/or claims against the contractor’s bond in an aggregate amount of approximately $600,000 filed due to the defendants’ alleged failure to pay the full amount of the construction cost.  All of these claims have been voluntarily dismissed.  In January 2005, Brickell Grand, Inc. filed suit in Miami-Dade Circuit Court, Florida, asserting claims for breach of contract and fraud in the inducement, alleging that we had an obligation to indemnify Brickell Grand, Inc. in the Bovis lawsuit and that we had failed to properly market the apartments, increasing Brickell Grand Inc.’s cost overrun obligations.  Brickell Grand, Inc. also claims that we misappropriated its identity by filing eviction actions in its name.  We believe that these allegations made by Brickell Grand, Inc. are not supported by the facts, and intend to vigorously defend against these claims.  All costs and expenses expected to be incurred associated with this matter have been accrued for and are not material to our consolidated financial statements.

We are the developer for one apartment community which is owned by a third party.  Under the development and other related agreements, we have guaranteed certain aspects relating to the construction, lease-up and management of that apartment community.  We have also committed to fund certain development cost overruns, if any, and lease-up losses.  We have evaluated its commitments and obligations under these agreements and determined that no accrual or charge is necessary as the overall development economics are profitable.  We began marketing and leasing activities in the first quarter of 2005 and believe that the construction will be completed during the second quarter of 2005.

We are currently in the due diligence period for certain dispositions.  No assurance can be made that we will be able to complete the negotiations or become satisfied with the outcome of the due diligence.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on our consolidated financial statements.

Lease commitments.  At March 31, 2005, we had long-term operating leases covering certain land, office facilities and equipment.  Rental expense totaled $41,000 for the quarter ended March 31, 2005 compared to $0.1 million for the quarter ended March 31, 2004.  Minimum annual rental commitments for the remaining nine months of 2005 are $0.1 million, and for the years ending December 31, 2006 through 2009 are $0.2 million, $0.2 million, $0.2 million, and $0.1 million, respectively, and $0.1 million in the aggregate thereafter.

11.  Post Retirement Benefits

Summit had employment agreements with William B. McGuire and William F. Paulsen that terminated on December 31, 2011.  Each employment agreement entitled each of these employees to a base salary aggregating up to $2.1 million over the period from July 1, 2001 to December 31, 2011 (beginning with calendar year 2002, up to $200,000 on an annual basis).  Each employment agreement provided each former officer with the right to participate in Summit’s life insurance plan as well as a requirement to provide office space, information systems support and administrative support for the remainder of each employee’s life, and participation in Summit’s health and dental insurance plans until the last to die of the employee or such employee’s spouse.  Either party could terminate the employment agreements effective 20 business days after written notice was given.  The full base salary amount due would be payable through 2011 whether or not the agreements were terminated earlier in accordance with their terms.  Summit amended the employment agreements, effective July 1, 2004.  The amendments provide for additional payments to the employees and eliminated the provision to provide office space, information systems support and administrative support.  The additional annual payments were $100,000 for one of the employees and $70,000 to the other employee and each was subject to a yearly increase based on the Consumer Price Index.

Camden Summit has entered into a separation agreement with each of Messrs. McGuire and Paulsen.  Each separation agreement was effective as of the effective time of the merger of Summit and of Camden Summit, which occurred on February 28, 2005.  Pursuant to the respective separation agreement, as of the effective time of the merger, Messrs. McGuire and Paulsen resigned as an officer and director of Summit and all entities related to Summit, and the respective employment agreement between Summit and each such executive was terminated.  Also pursuant to the respective separation agreement, each such executive received payments and other benefits approximately equivalent to those he was entitled to receive upon termination of employment pursuant to his employment agreement with Summit.

The other benefits received by Messrs. McGuire and Paulsen are considered post retirement benefits.  As of March 31, 2005, we had accrued $5.3 million associated with these post retirement liabilities.  Net periodic benefit cost, relating entirely to interest cost, was immaterial to our consolidated financial statements as a whole as of March 31, 2005.  We have not made any contributions as of March 31, 2005, nor do we expect to make any contributions for the remainder of 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with all of the consolidated financial statements and notes appearing elsewhere in this report as well as the audited consolidated financial statements appearing in Camden Summit Partnership, L.P.’s (“Camden Summit Partnership”) Form 10-K for the year ended December 31, 2004.  The statements contained in this report that are not historical facts are forward-looking statements, and actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•                       the results of our efforts to implement our property development and construction strategies;

•                       the effects of economic conditions, including rising interest rates;

•                       our ability to generate sufficient cash flows;

•                       the costs of our capital and debt;

•                       competition, which could limit our ability to secure attractive investment opportunities, lease apartment homes, or increase or maintain rents;

•                       changes in our capital requirements;

•                       changes in governmental regulations, tax rates and similar matters;

•                       environmental uncertainties and disasters; and

•                       supply and demand for apartment communities in our current market areas.

Do not rely on these forward-looking statements, which only represent our estimates and assumptions as of the date of this report.  We assume no obligation to update or revise any forward-looking statement.

Business

On February 28, 2005, Summit Properties Inc. (“Summit”) was merged with and into Camden Summit, Inc. (“Camden Summit”), a wholly-owned subsidiary of Camden Property Trust (“Camden”), pursuant to an Agreement and Plan of Merger dated as of October 4, 2004 (the “Merger Agreement”), as amended.  Prior to the effective time of the merger, Summit was the sole general partner of Summit Properties Partnership, L.P. (the “Camden Summit Partnership” or “us” or “we”), and at the effective time, Camden Summit became the sole general partner of the Camden Summit Partnership and the name of this partnership was changed to Camden Summit Partnership, L.P.

The consummation of the merger effected a change in control of the Camden Summit Partnership.  Prior to the effective time of the merger, Summit was the general partner of the Camden Summit Partnership and held 348,086 general partner units, representing a 1% general partnership interest, and 31,117,541 limited partner units, representing an 89.4% limited partnership interest.  The remaining 3,343,004 limited partner units were held by the outside limited partners.  As of the effective time of the merger, Camden Summit became the general partner of the Camden Summit Partnership and held 232,765.108 general partner units, representing a 1% general partnership interest, and 20,808,299.667 limited partner units, representing a 91.2% limited partnership interest.  The remaining 1,769,281 units, representing a 7.8% limited partner interest, are held by outside limited partners.  Each common limited partnership unit is redeemable for one common share of Camden.

In conjunction with the merger, the limited partners in the Camden Summit Partnership were offered, on a unit-by-unit basis, the opportunity to redeem their partnership units for $31.20 in cash, without interest, or to remain in the Camden Summit Partnership following the merger at a unit valuation equal to ..6687 of a Camden common share.  The limited partner elections resulted in Camden redeeming 0.7 million partnership units for cash, for an aggregate of $21.7 million, and issuing 1.8 million partnership units.  The value of the common shares and partnership units issued was determined based on the average market price of Camden’s common shares for the five day period commencing two days prior to the announcement of the merger on October 4, 2004.

Camden Summit Partnership, L.P. is a Delaware limited partnership and a subsidiary of Camden Summit, which is a wholly-owned subsidiary of Camden, a Texas real estate investment trust.  Camden conducted a portion of its business through the Camden Summit Partnership and its subsidiaries.  As of March 31, 2005, Camden held 91.6% of our common limited partnership units as well as the sole 1% general partnership interest.  The remaining 7.4% of the common limited partnership units are held by outside limited partners.

We focus on the operation, development and acquisition of luxury apartment communities in select neighborhoods throughout the Southeast and Mid-Atlantic United States.  We focus our efforts in five markets: Washington, D.C., Southeast Florida, Atlanta, Raleigh and Charlotte.  As of March 31, 2005, our portfolio consisted of 49 completed communities comprising 15,422 apartment homes with an additional 1,414 apartment homes under construction at four communities.

Property Portfolio

Our multifamily property portfolio, excluding land held for future development is summarized as follows:

	March 31, 2005		December 31, 2004
	Apartment Homes	Properties	Apartment Homes	Properties

Operating Properties
Charlotte, North Carolina (a)	3,134	13	3,134	13
Atlanta, Georgia	3,633	11	3,633	11
D.C. Metro	2,882	9	2,882	9
Raleigh, North Carolina (a)	2,631	7	2,631	7
Southeast Florida	2,520	7	2,100	6
Other	622	2	622	2
Total Operating Properties	15,422	49	15,002	48
Properties Under Development
D.C. Metro	785	2	785	2
Raleigh, North Carolina	484	1	484	1
Charlotte, North Carolina	145	1	145	1
Southeast Florida	—	—	420	1
Total Properties Under Development	1,414	4	1,834	5
Total Properties	16,836	53	16,836	53

Less: Joint Venture Properties (a)	1,203	4	1,203	4

Total Properties Owned 100%	15,633	49	15,633	49

(a)  Includes properties held in a joint venture as follows:  three properties with 792 apartment homes in Charlotte, and one property with 411 apartment homes in Raleigh in which we own a 25% interest, the remaining interest is owned by an unaffiliated private investor.

Development and Lease-Up Properties

At March 31, 2005, we had two completed properties in lease-up as follows:

($ in millions)

Property and Location	Number of Apartment Homes	Cost to Date	% Leased at 5/2/05	Date of Completion	Estimated Date of Stabilization

Summit Fallsgrove Rockville, MD	268	$52.7	86%	3Q04	2Q05

Summit Las Olas Ft. Lauderdale, FL	420	91.2	91%	1Q05	2Q05

At March 31, 2005, we had four properties in various stages of construction as follows:

($ in millions)

Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred at 3/31/05	Estimated Date of Completion	Estimated Date of Stabilization

Camden Dilworth Charlotte, NC	145	$18.0	$4.5	2Q06	3Q06
Camden Fairfax Corner Fairfax, VA	488	82.0	52.9	3Q06	1Q07
Camden Clearbrook Frederick, MD	297	45.0	14.8	3Q06	1Q07
Camden Manor Park Raleigh, NC	484	52.0	25.2	4Q06	3Q07
Total	1,414	$197.0	$97.4

Where possible, we stage our construction to allow leasing and occupancy during the construction period, which we believe minimizes the duration of the lease-up period following completion of construction.  Our accounting policy related to properties in the development and leasing phase is that all operating expenses associated with completed apartment homes are expensed.

If an event or change in circumstance indicates that a potential impairment in the value of a property has occurred, our policy is to assess any potential impairment by making a comparison of the current and projected cash flows for such property over its remaining holding period, on an undiscounted basis, to the carrying amount of the property.  If such carrying amounts were in excess of the estimated projected cash flows of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair value, less costs to sell.  As of March 31, 2005, we had one property in Atlanta, GA designated as held for sale with a value of $31.4 million which approximates our estimated fair value less costs to sell.

Our consolidated balance sheet at March 31, 2005 included $163.5 million related to wholly-owned properties under development. Of this amount, $97.4 million relates to our four projects currently under development. Additionally, at March 31, 2005, we had $66.1 million invested in land held for future development.  Included in this amount is $43.0 million related to projects we expect to begin constructing in 2005.

Results of Operations

Income (loss) from continuing operations decreased $13.8 million, from $1.4 million to $(12.3) million for the quarters ended March 31, 2004 and 2005, respectively.  The decrease in income from continuing operations was due to many factors which included, but were not limited to, increases in depreciation and amortization, interest and merger related expenses offset by increases in net operating income.  Our primary financial focus for our apartment communities is net operating income.  Net operating income represents total property revenues less total property expenses.  Net operating income increased $5.3 million, or 24.7%, from $21.5 million to $26.8 million for the quarters ended March 31, 2004 and 2005, respectively.  See further discussion of net operating income in our discussion of “Segment Reporting” in the notes to our consolidated financial statements.  Comparisons discussed below are made using the combined operations of the Predecessor and Successor for 2005 as compared to the Predecessor’s operations for the same period in 2004.

The following table presents the components of net operating income for the quarters ended March 31, 2005 and 2004:

(in thousands)	Apartment Homes at 3/31/05	For the one month ended March 31, 2005	For the two months ended February 28, 2005	For the three months ended March 31, 2004

					Change
					$	%
		(Successor)	(Predecessor)	(Predecessor)
Property Revenues
Same store communities	11,083	$11,082	$21,708	$31,928	$862	2.7%
Non-same store communities	2,017	1,916	3,934	865	4,985	576.3%
Development and lease-up communities	688	844	1,497	4	2,337	—
Other	—	260	—	—	260	100.0%
Total property revenues	13,788	14,102	27,139	32,797	8,444	25.7%

Property expenses
Same store communities	11,083	3,810	7,210	10,925	95	0.9%
Non-same store communities	2,017	826	1,503	338	1,991	589.1%
Development and lease-up communities	688	384	753	39	1,098	—
Other	—	—	—	—	—	—
Total property expenses	13,788	5,020	9,466	11,302	3,184	28.2%

Net operating income
Same store communities	11,083	7,272	14,498	21,003	767	3.7%
Non-same store communities	2,017	1,090	2,431	527	2,994	568.1%
Development and lease-up communities	688	460	744	(35)	1,239	—
Other	—	260	—	—	260	100.0%
Total net operating income	13,788	$9,082	$17,673	$21,495	$5,260	24.5%

Same store communities are communities we owned and were stabilized as of January 1, 2004.  Non-same store communities are stabilized communities we have acquired or developed after January 1, 2004.  Development and lease-up communities are non-stabilized communities we have developed or acquired after January 1, 2004.

Total property revenues for the quarter ended March 31, 2005 increased $8.4 million over 2004.  Property revenues from our same store properties increased 2.7%, from $31.9 million for the first quarter of 2004 to $32.8 million for the first quarter of 2005.  For same store properties, the primary increase was related to reductions in rent concessions partially offset by increases in vacancy loss.  Property revenues from our non-same store and development and lease-up properties increased from $0.9 million for the first quarter of 2004 to $8.2 million for the first quarter of 2005.  This increase is primarily due to the revenues earned from the six apartment communities, or 1,581 apartment homes, acquired during the year ended December 31, 2004 and the revenues related to development communities completed over the past year.

Total property expenses increased 28.2%, or $3.2 million, as compared to the same period in 2004.  Property expenses for our same store communities increased 0.9% or $0.1 million for the first quarter of 2005 as compared to the first quarter of 2004.  The increase is primarily due to payroll related expenses offset by decreases in property insurance expenses.  Non-same store and development and lease-up properties increased $3.1 million from $0.4 million for the first quarter 2004 as compared to $3.5 million for the first quarter 2005.

General and administrative and property management expenses increased a total of $1.1 million, from $3.6 million to $4.7 million for the three months ended March 31, 2004 and 2005, respectively.  This increase was primarily due to legal, accounting and other professional costs incurred during the two month period in 2005, prior to our merger with Camden.  Subsequent to the completion of the merger, costs were allocated to us by Camden based upon our total revenues using Camden’s consolidated corporate level expenses as a percentage of their consolidated total revenues.  Costs allocated totaled $0.9 million for the one month ended March 31, 2005.  See further discussion of this allocation in our discussion of “Related Parties” in Note 9 to our Consolidated Financial Statements.

During the first quarter of 2005, we incurred merger related expenses of $9.9 million due to advisory and severance related costs associated with our merger with Camden.

Interest expense increased $1.9 million, from $6.8 million to $8.7 million, for the quarters ended March 31, 2004 and 2005, respectively.  The increase was interest is a result of additional borrowings incurred during the past year related to our acquisition and development properties.  These increases were partially offset by reductions in interest from the amortization of the fair value adjustments recorded on our notes payable in connection with our merger with Camden.  See further discussion of our notes payable in the “Liquidity and Capital Resources” section.

Depreciation and amortization expense for continuing operations increased $5.8 million, from $9.8 million to $15.6 million for the quarters ended 2004 and 2005, respectively.  This increase is primarily due to additional depreciation and amortization of intangibles related to in place leases as a result of our merger with Camden and new development and capital improvements placed in service during the past year.

Distributions to preferred unitholders decreased from $1.2 million to $0.3 million for the quarters ended March 31, 2004 and 2005, respectively.  This decrease is due to our redemption of all outstanding preferred units in January 2005.  See further discussion of our preferred units in Note 8 to our consolidated financial statements.

Liquidity and Capital Resources

Liquidity

We intend to meet our short-term and long-term liquidity requirements through cash flows provided by operations and our secured intercompany line of credit with Camden discussed below.   We expect our ability to generate cash will be sufficient to meet our liquidity needs which include:

(i)            operating expenses;

(ii)           debt service requirements, including the repayment of maturing debt;

(iii)          recurring capital expenditures;

(iv)          funding of property developments; and

(v)           distributions on our common units.

Capital resources

Our outstanding indebtedness on notes payable as of March 31, 2005 totaled $919.8 million. This amount includes $507.1 million in conventional mortgages, $184.4 million of unsecured notes, and $228.3 million under our $500 million secured intercompany line of credit.  For further discussion of our notes payable outstanding, including the fair value adjustments recorded in connection with the merger, see Note 6 to our Consolidated Financial Statements.

In connection with the merger, we repaid our $290 million secured credit facility, which had an outstanding balance of $188.5 million at the date of repayment, using proceeds received from a $500 million intercompany line of credit from Camden.  This line of credit bears interest at 6%, has a ten-year term and is secured by the same eleven communities which secured the credit facility.

As of January 1, 2005, we had $6.5 million of cash and cash equivalents and $194.1 million available under our $290 million secured credit facility.  After considering the items discussed below and our cash provided by operating activities during the year of $2.8 million, as of March 31, 2005, we had $4.5 million of cash and cash equivalents and $271.7 million available under our $500 million intercompany line of credit.  During the three months ended March 31, 2005, we generated cash proceeds primarily from borrowings under our $290 million secured credit facility and our $500 million intercompany line of credit.

The proceeds were used primarily for:

•      Repayment of all amounts outstanding under our $290 million secured credit facility;

•      Construction activities on properties under development;

•      Funding of capital expenditures and other improvements;

•      Redemption of Series B preferred units;

•      Funding distributions to common unitholders; and

•      Payment of merger related liabilities.

During the three months ended March 31, 2004, we generated cash proceeds from various transactions, including:

•      Issuance of fixed-rate mortgages secured by two communities; and

•      Borrowings under our $290 million secured credit facility.

The proceeds in the first quarter of 2004 were used primarily to fund:

•      Construction activities on properties under development;

•      Repayment of construction loans; and

•      Funding of capital expenditures and other improvements.

Contractual Obligations

The following table summarizes our known contractual obligations as of March 31, 2005:

(in millions)	Total	2005	2006	2007	2008	2009	Thereafter
Debt maturities	$919.8	$42.3	$36.7	$68.3	$183.4	$78.5	$510.6
Non-cancelable operating lease payments	0.9	0.1	0.2	0.2	0.2	0.1	0.1
Construction contracts	76.8	58.1	18.7	—	—	—	—
	$997.5	$100.5	$55.6	$68.5	$183.6	$78.6	$510.7

Inflation

We lease apartments under lease terms generally ranging from 6 to 13 months.  Management believes that such short-term lease contracts lessen the impact of inflation due to the ability to adjust rental rates to market levels as leases expire.

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) has issued guidance for the disclosure of “critical accounting policies.”  The SEC defines “critical accounting policies” as those that are most important to the presentation of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles.  The more significant of these policies relate to cost capitalization and asset impairment, which are discussed in Note 1 of the “Notes to the Consolidated Financial Statements,” income recognition, acquisition of assets and capital expenditures, which are discussed below.

Income recognition.  Our rental and other property income is recorded when due from residents and is recognized monthly as it is earned.  Other property income consists of administrative, application and other transactional fees charged to our residents.  Interest, fee and asset management, and all other sources of income are recognized as earned.

Acquisition of assets.  Upon the acquisition of real estate, we assess the fair value of acquired assets, including land, buildings, the value of in-place leases, above and below market leases, and acquired liabilities.  We then allocate the purchase price of the acquired property based on these assessments.  We assess fair value based on estimated cash flow projections and available market information.

Capital expenditures.  We capitalize renovation and improvement costs that we believe extend the economic lives and enhance the earnings of the related assets.   Capital expenditures, including carpet, appliances and HVAC unit replacements, subsequent to initial construction are capitalized and depreciated over their estimated useful lives, which range from 3 to 20 years.

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, results of operations during the reporting periods and related disclosures.  Our more significant estimates relate to estimates supporting our impairment analysis related to the carrying value of our real estate assets and estimates of the useful lives of our assets.  Actual results could differ from those estimates.

Impact of New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments (SFAS 123R).” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized over their vesting periods in the income statement based on their estimated fair values. In April 2005, the Securities and Exchange Commission (“SEC”) issued a press release announcing it would provide for a phased-in implementation process for SFAS 123R. SFAS 123R is effective for all public entities in the first annual reporting period beginning after June 15, 2005 which, for us would be the calendar year of 2006. As a result of the SEC’s announcement, we are in the process of assessing the impact of SFAS 123R and have not determined what impact, if any, our adoption of SFAS 123R will have on our financial position, results of operations or cash flows.

In December 2004, FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29,” which addresses the measurement of exchanges of nonmonetary assets.  SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchange of nonmonetary assets that do not have commercial substance.  It also specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective beginning July 1, 2005.  The adoption of SFAS No. 153 will not have a material impact on our financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Staff Position (“FSP”) FIN 46R-5, “Implicit Variable Interest under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.”  This FSP requires a reporting entity to consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE.  FSP FIN 46R-5 is effective with reporting periods beginning after March 3, 2005.  We do not expect the adoption of FSP FIN 46R-5 will have a material impact on our financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

No material changes have occurred since our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.  Controls and Procedures

Under the supervision and with the participation of Camden Summit’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2005.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2005.

In connection with our merger with Camden, our internal controls, including our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) were converted to the internal control processes in place at Camden.  Camden’s management assessed their internal control over financial reporting as of December 31, 2004 and has concluded that it was effective.  Additionally, there were no changes in Camden’s internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

For further discussion regarding legal proceedings, see Note 10 to the Consolidated Financial Statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The following are the results of a consent solicitation, which expired on February 25, 2005:

	For	Against	Abstain
1. Approval of the merger of Summit and Camden Summit	3,081,315	—	261,189

2. Approval of the Amended and Restated Agreement of the Limited Partnership of Camden Summit Partnership, L.P.	3,081,315	—	261,189

Item 5.  Other Information

None

Item 6.  Exhibits

(a)           Exhibits

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of Chief Executive Officer dated May 16, 2005.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of Chief Financial Officer dated May 16, 2005.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Separation agreement, dated as of February 28, 2005, between Camden Property Trust and William B. McGuire, Jr. Incorporated by reference from Exhibit 99.1 to Camden Property Trust’s Form 8-K filed on April 27, 2005 (File No. 1-12110)

99.2

Separation agreement, dated as of February 28, 2005, between Camden Property Trust and William B. McGuire, Jr. Incorporated by reference from Exhibit 99.2 to Camden Property Trust’s Form 8-K filed on April 27, 2005 (File No. 1-12110)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN SUMMIT PARTNERSHIP, L.P.

By: Camden Summit, Inc., its general partner

May 16, 2005	By:	/S/ DENNIS M. STEEN
Dennis M. Steen
Chief Financial Officer, Sr. Vice President -
Finance and Secretary