Form 10-Q
period 2005-06-30
Camden Summit Partnership, L.P.
filed 2005-08-12
CIK 1034235

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Consolidated Balance Sheets (Unaudited) as of June 30, 2005 (Successor) and December 31, 2004 (Predecessor)
Consolidated Statements of Operations (Unaudited) for the three months ended June 30, 2005 (Successor) and June 30, 2004 (Predecessor)

Consolidated Statements of Operations (Unaudited) for the four months ended June 30, 2005 (Successor), the two months ended February 28, 2005 (Predecessor), and the six months ended June 30, 2004 (Predecessor)

Consolidated Statements of Cash Flows (Unaudited) for the four months ended June 30, 2005 (Successor), the two months ended February 28, 2005 (Predecessor), and the six months ended June 30, 2004 (Predecessor)

Notes to Consolidated Financial Statements (Unaudited)
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4	Controls and Procedures

PART II	Other Information

Item 1	Legal Proceedings
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits
Signatures

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

CAMDEN SUMMIT PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
	(Successor)	(Predecessor)
Assets:
Real estate assets, at cost
Land	$297,169	$248,018
Buildings and improvements	1,528,359	1,117,508
	1,825,528	1,365,526
Accumulated depreciation	(16,090)	(156,913)
Net operating real estate assets	1,809,438	1,208,613
Properties under development, including land	185,888	219,137
Investment in joint venture	2,515	2,716
Property held for sale	29,763	31,348
Total real estate assets	2,027,604	1,461,814

Other assets, net	22,995	23,231
Cash	619	6,511
Restricted cash	681	1,525
Total assets	$2,051,899	$1,493,081

Liabilities and Partners’ Equity:
Notes payable
Unsecured	$183,164	$172,511
Secured mortgage notes	505,041	490,337
Secured credit facility	—	95,900
Secured line of credit - related party	245,108	—
Accounts payable	7,517	15,134
Accrued real estate taxes	10,060	3,816
Accrued expenses and other liabilities	31,352	31,582
Series C preferred units redeemed in 2005	—	55,000
Distributions payable	14,464	11,777
Total liabilities	996,706	876,057

Partners’ equity	1,055,193	617,024
Total liabilities and partners’ equity	$2,051,899	$1,493,081

See Notes to Consolidated Financial Statements.

CAMDEN SUMMIT PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per unit amounts)

(Unaudited)

	For the three months ended June 30, 2005	For the three months ended June 30, 2004
	(Successor)	(Predecessor)

REVENUES
Rental revenues	$40,717	$31,401
Other property revenues	2,929	2,710
Total property revenues	43,646	34,111
Other income	4	557
Total revenues	43,650	34,668

EXPENSES
Property operating and maintenance	9,738	7,270
Real estate taxes	5,340	3,962
Total property expenses	15,078	11,232
General and administrative	2,183	2,112
Property management	1,255	1,499
Interest	9,000	7,578
Depreciation and amortization	21,579	10,295
Amortization of deferred financing costs	—	338
Total expenses	49,095	33,054
Income (loss) from continuing operations before equity in earnings (loss) of joint venture	(5,445)	1,614
Equity in earnings (loss) of joint venture	(87)	(80)
Income (loss) from continuing operations	(5,532)	1,534
Income from discontinued operations	365	3,143
Gain on sale of discontinued operations	—	9,993
Net income (loss)	(5,167)	14,670
Distributions to preferred unitholders	—	(1,203)
Net income (loss) available to common unitholders	$(5,167)	$13,467

Net income (loss) per unit – basic:
Income (loss) from continuing operations	$(0.24)	$0.04
Income from discontinued operations	0.01	0.38
Net income (loss)	$(0.23)	$0.42
Distributions to preferred unitholders	—	(0.03)
Net income (loss) available to common unitholders	$(0.23)	$0.39

Net income (loss) per unit – diluted:
Income (loss) from continuing operations	$(0.24)	$0.04
Income from discontinued operations	0.01	0.38
Net income (loss)	$(0.23)	$0.42
Distributions to preferred unitholders	—	(0.03)
Net income (loss) available to common unitholders	$(0.23)	$0.38

Distributions per common unit	$0.64	$0.34
Weighted average number of common units outstanding	22,810	34,809
Weighted average number of common and common dilutive equivalent units outstanding	22,810	35,032

See Notes to Consolidated Financial Statements.

CAMDEN SUMMIT PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per unit amounts)

(Unaudited)

	For the four months ended June 30, 2005	For the two months ended February 28, 2005	For the six months ended June 30, 2004
	(Successor)	(Predecessor)	(Predecessor)

REVENUES
Rental revenues	$53,461	$25,119	$61,868
Other property revenues	4,287	2,078	5,098
Total property revenues	57,748	27,197	66,966
Other income	4	251	1,074
Total revenues	57,752	27,448	68,040

EXPENSES
Property operating and maintenance	12,902	5,978	14,574
Real estate taxes	7,196	3,546	8,018
Total property expenses	20,098	9,524	22,592
General and administrative	2,699	2,146	4,003
Property management	1,679	1,651	3,174
Merger expenses	—	9,947	—
Interest	11,799	5,882	14,403
Depreciation and amortization	28,754	8,398	20,056
Amortization of deferred financing costs	—	288	662
Total expenses	65,029	37,836	64,890
Income (loss) from continuing operations before equity in earnings (loss) of joint venture	(7,277)	(10,388)	3,150
Equity in earnings (loss) of joint venture	(114)	(64)	(174)
Income (loss) from continuing operations	(7,391)	(10,452)	2,976
Income from discontinued operations	463	245	5,405
Gain on sale of discontinued operations	—	—	10,040
Net income (loss)	(6,928)	(10,207)	18,421
Distributions to preferred unitholders	—	(267)	(2,406)
Net income (loss) available to common unitholders	$(6,928)	$(10,474)	$16,015

Net income (loss) per unit – basic:
Income (loss) from continuing operations	$(0.32)	$(0.30)	$0.09
Income from discontinued operations	0.02	0.01	0.44
Net income (loss)	$(0.30)	$(0.29)	$0.53
Distributions to preferred unitholders	—	(0.01)	(0.07)
Net income (loss) available to common unitholders	$(0.30)	$(0.30)	$0.46

Net income (loss) per unit – diluted:
Income (loss) from continuing operations	$(0.32)	$(0.30)	$0.08
Income from discontinued operations	0.02	0.01	0.44
Net income (loss)	$(0.30)	$(0.29)	$0.53
Distributions to preferred unitholders	—	(0.01)	(0.07)
Net income (loss) available to common unitholders	$(0.30)	$(0.30)	$0.46

Distributions per common unit	$0.85	$0.22	$0.68

Weighted average number of common units outstanding	22,810	34,910	34,801
Weighted average number of common and common dilutive equivalent units outstanding	22,810	34,910	35,025

See Notes to Consolidated Financial Statements.

CAMDEN SUMMIT PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the four months ended June 30, 2005	For the two months ended February 28, 2005	For the six months ended June 30, 2004
	(Successor)	(Predecessor)	(Predecessor)

Cash flow from operating activities:
Net income (loss)	$(6,928)	$(10,207)	$18,421
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	28,754	8,774	23,537
Gain on sale of discontinued operations	—	—	(10,040)
Issuance of unrestricted stock grants	—	—	1,150
Postretirement benefits for former executive officers	—	(14)	—
Equity in earnings (loss) of joint venture	114	64	174
Net change in operating accounts	7,322	(4,071)	7,243
Net cash provided by (used in) operating activities	29,262	(5,454)	40,485

Cash flows from investing activities:
Investment in real estate assets	(38,561)	(12,662)	(64,007)
Net proceeds from sales of properties, including land	—	—	22,190
Acquisition of communities	—	—	(43,253)
Payment of merger related liabilities	(49,943)	—	—
Other investing activities	885	(125)	(872)
Net cash used in investing activities	(87,619)	(12,787)	(85,942)

Cash flows from financing activities:
Net (repayments) borrowings on secured credit facility	(188,500)	92,600	62,000
Net borrowings on secured line of credit-related party	240,468	—	—
Proceeds from issuance of mortgage notes	—	—	44,140
Repayment of construction loan	—	—	(33,344)
Distributions to common unitholders	(7,354)	(12,524)	(23,547)
Distributions to Series C preferred unitholders	—	—	(2,406)
Redemption of Series C preferred units	—	(55,000)	—
Other financing activities	(2,334)	3,350	(1,693)
Net cash provided by financing activities	42,280	28,426	45,150

Net (decrease) increase in cash and cash equivalents	(16,077)	10,185	(307)
Cash and cash equivalents, beginning of period	16,696	6,511	2,687
Cash and cash equivalents, end of period	$619	$16,696	$2,380

Supplemental information:
Cash paid for interest, net of interest capitalized	$9,375	$5,067	$14,266
Interest capitalized	2,892	1,378	5,045

Supplemental schedule of noncash investing and financing activities:
Merger with Camden, net of cash:
Fair value adjustment of assets	$558,627	$—	$—
Fair value adjustment of debt	34,166	—	—

See Notes to Consolidated Financial Statements.

CAMDEN SUMMIT PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying interim unaudited financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations. Management believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Summit Partnership, L.P. (formerly known as Summit Properties Partnership, L.P.) as of June 30, 2005, the results of operations for the three and four months ended June 30, 2005 (Successor), the two months ended February 28, 2005 (Predecessor), and the three and six months ended June 30, 2004 (Predecessor), and the cash flows for the four months ended June 30, 2005 (Successor), the two months ended February 28, 2005 (Predecessor), and the six months ended June 30, 2004 (Predecessor) have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

The consummation of the merger effected a change in control of the Camden Summit Partnership.  Prior to the effective time of the merger, Summit was the general partner of the Camden Summit Partnership and held 348,086 general partner units, representing a 1% general partnership interest, and 31,117,541 limited partner units, representing an 89.4% limited partnership interest.  The remaining 3,343,004 limited partner units were held by the outside limited partners.  As of the effective time of the merger, Camden Summit became the general partner of the Camden Summit Partnership and held 232,765.108 general partner units, representing a 1% general partnership interest, and 20,808,299.667 limited partner units, representing a 91.2% limited partnership interest.  The remaining 1,769,281 units, representing a 7.8% limited partner interest, were held by former outside limited partners.  Each common limited partnership unit is redeemable for one common share of Camden.

In conjunction with the merger, the limited partners in the Camden Summit Partnership were offered, on a unit-by-unit basis, the opportunity to redeem their partnership units for $31.20 in cash, without interest, or to remain in the Camden Summit Partnership following the merger at a unit valuation equal to .6687 of a Camden common share.  The limited partner elections resulted in Camden redeeming 0.7 million partnership units for cash, for an aggregate of $21.7 million, and issuing 1.8 million partnership units.  The value of the partnership units issued was determined based on the average market price of Camden’s common shares for the five day period commencing two days prior to the announcement of the merger on October 4, 2004.  Subsequent to the merger, 0.1 million partnership units have been redeemed for $5.3 million.

Camden Summit Partnership, L.P. is a Delaware limited partnership and a subsidiary of Camden Summit, which is a wholly-owned subsidiary of Camden, a Texas real estate investment trust.  Camden conducts a portion of its business through the Camden Summit Partnership and its subsidiaries.  As of June 30, 2005, Camden held 91.7% of our common limited partnership units as well as the sole 1% general partnership interest.  The remaining 7.3% of the common limited partnership units were held by former outside limited partners.

As Camden acquired approximately 92% of its ownership interest in the Camden Summit Partnership at the effective time of the merger, Camden has recorded the Camden Summit Partnership as a wholly-owned subsidiary in accordance with the provisions of Emerging Issues Task Force Abstract D-97, “Push-Down Accounting.”  Camden’s ownership interest in the Camden Summit Partnership meets the criteria of “substantially wholly owned,” and as such our assets and liabilities were revalued as of the effective time of the merger.

Camden allocated the purchase price between net tangible and intangible assets.  Costs were allocated to the estimated intangible value of in place leases and above or below market leases and to the estimated fair value of furniture and fixtures, land and buildings on a value determined by assuming the property is vacant by applying methods similar to those used by independent appraisers of income-producing property.  Depreciation and amortization is computed on a straight-line basis over the remaining useful lives of the related assets.  Buildings and furniture and fixtures have an estimated useful life of 35 years and 5 years, respectively.  The value of in-place leases and above or below market leases is being amortized over the estimated average remaining life of leases in place at the time of the merger.  In-place lease terms generally range from 6 to 13 months.  We use an estimated remaining average lease life of 10 months to amortize the value of in-place leases recorded in conjunction with the merger.

The following table summarizes the estimated fair values of our assets and liabilities on February 28, 2005, the closing date of the merger:

(in thousands)

Land	$297,169
Buildings and improvements	1,526,603
Properties under development, including land	152,042
Investments in joint ventures	2,652
Properties held for sale	29,710
Other assets, including the value of in-place leases of $31.7 million	37,520
Cash and cash equivalents	16,696
Restricted cash	1,542
Total assets	2,063,934
Notes payable	881,059
Accounts payable, accrued expenses and other liabilities	99,196
Fair value of liabilities, including notes payable	980,255
Total partnership equity	$1,083,679

In connection with the merger, $69.8 million of termination, severance and settlement of share-based compensation costs were incurred.  Of this amount, Summit paid $26.3 million prior to the effective time of the merger.  As of June 30, 2005, we paid $38.0 million of these costs and have accrued $5.5 million.

The following unaudited pro forma financial information for the three and six months ended June 30, 2005 and 2004, gives effect to the merger as if it had occurred at the beginning of the periods presented. The pro forma financial information for 2005 includes pro forma results for the first two months of 2005 and actual results for the remaining four months. The pro forma results are based on historical data and are not intended to be indicative of the results of future operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004

Total property revenues	$43,646	$38,189	$85,352	$75,114
Net income (loss)	(5,167)	3,736	(23,124)	(3,944)
Net income (loss) per unit	$(0.23)	$0.16	$(1.01)	$(0.17)

We focus on the operation, development and acquisition of luxury apartment communities in select neighborhoods throughout the Southeast and Mid-Atlantic United States.  We focus our efforts in five markets: Washington, D.C., Southeast Florida, Atlanta, Raleigh and Charlotte.  As of June 30, 2005, our portfolio consisted of 49 completed communities comprising 15,422 apartment homes with an additional 1,414 apartment homes under construction at four communities.

Our Consolidated Balance Sheets and our related Consolidated Statements of Operations and Cash Flows for the periods presented prior to the merger are referenced herein as the Predecessor consolidated financial statements (the “Predecessor”).  Our Consolidated Balance Sheet as of June 30, 2005 and our related Consolidated Statements of Operations for the three and four months ended June 30, 2005 and our Consolidated Statements of Cash Flows for the four months ended June 30, 2005 are referenced herein as the Successor consolidated financial statements (the “Successor”).

Significant Accounting Policies

The following significant accounting policies represent those in effect as of June 30, 2005.  There have been no significant changes from the accounting policies in place prior to the effective time of the merger.

Reportable Segments.  The Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of multifamily communities.  Our apartment communities generate rental revenue and other income through the leasing of apartment homes.  Although our multifamily communities are geographically diversified throughout the Southeast and Mid-Atlantic states, management evaluates operating performance on an individual property level.  However, as each of our apartment communities has similar economic characteristics, residents, and products and services, our apartment communities have been aggregated into one reportable segment.  In addition to Generally Accepted Accounting Principles (“GAAP”) measures included in our consolidated statements of operations, our chief operating decision makers evaluate the financial performance of each community using a financial measure entitled net operating income.  Each community’s performance is assessed based on growth of or decline in net operating income, which is defined as total property revenues less total property expenses as presented in our consolidated statements of operations and excludes certain revenue and expense items such as fee and asset management income and expenses and other indirect operating expenses, interest, depreciation and amortization expenses.

Below is a reconciliation of net operating income from our wholly-owned communities included in continuing operations to its most directly comparable GAAP measure, income from continuing operations before equity in earnings of joint venture:

(in thousands)	For the three months ended June 30, 2005	For the three months ended June 30, 2004	For the four months ended June 30, 2005	For the two months ended February 28, 2005	For the six months ended June 30, 2004
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

Total property revenues	$43,646	$34,111	$57,748	$27,197	$66,966
Total property expenses	15,078	11,232	20,098	9,524	22,592
Net operating income	28,568	22,879	37,650	17,673	44,374
Less other expenses:
Depreciation and amortization	21,579	10,295	28,754	8,398	20,056
Interest	9,000	7,578	11,799	5,882	14,403
Merger expenses	—	—	—	9,947	—
General and administrative	2,183	2,112	2,699	2,146	4,003
Property management	1,255	1,499	1,679	1,651	3,174
Amortization of deferred financing costs	—	338	—	288	662
Total other expenses	34,017	21,822	44,931	28,312	42,298
Add non-property income:
Other income	4	557	4	251	1,074
Income (loss) from continuing operations before equity in earnings (loss) of joint venture	$(5,445)	$1,614	$(7,277)	$(10,388)	$3,150

Real Estate Assets, at Cost.  Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development.  For the three and four months ended June 30, 2005, we capitalized $2.2 million and $3.1 million, respectively, in interest and real estate taxes.  Expenditures directly related to the development, acquisition and improvement of real estate assets, excluding internal costs relating to acquisitions of operating properties, are capitalized at cost as land, buildings and improvements. Indirect development costs, including salaries and benefits and other related costs that are clearly attributable to the development of properties, are also capitalized.  All construction and carrying costs are capitalized and reported on the balance sheet in properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively, and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation.  All operating expenses associated with completed apartment homes for properties in the development and leasing phase are expensed.  Upon substantial completion of the project, all apartment homes are considered operating and we begin expensing all items that were previously considered carrying costs.

We capitalized $1.8 million during the four months ended June 30, 2005, $1.8 million for the two months ended February 28, 2005 and $4.2 during the six months ended June 30, 2004 of renovation and improvement costs that we believe extended the economic lives and enhanced the earnings of our multifamily properties.  Capital expenditures are capitalized and depreciated over their useful lives, which range from 3 to 20 years.

Upon the acquisition of real estate assets, we assess the fair value of acquired assets, including land, buildings, the value of in-place leases, above and below market leases, and acquired liabilities, including fair value adjustments for debt.  We then allocate the purchase price of the acquired property based on these assessments.  We assess fair value based on estimated cash flow projections and available market information.

Depreciation and amortization is computed on a straight-line basis over the remaining useful lives of the related assets.  Buildings and furniture and fixtures have an estimated useful life of 35 years and 5 years, respectively.  The value of in place leases and above or below market leases is being amortized over the estimated average remaining life of leases in place at the time of the merger.  In-place lease terms generally range from 6 to 13 months.

If an event or change in circumstances indicates that a potential impairment in the value of a property has occurred, our policy is to assess any potential impairment by making a comparison of the current and projected cash flows for such property over its remaining holding period, on an undiscounted basis, to the carrying amount of the property.  If such carrying amounts were in excess of the estimated projected cash flows of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value, less costs to sell.  As of June 30, 2005, we had one property in Atlanta, GA designated as held for sale with a value of $29.8 million which approximates our estimated fair value, less costs to sell.

Incentive and benefits plans.  In connection with the merger, all employees of Summit who continued employment with Camden became employees of Camden Development, Inc., a wholly-owned subsidiary of Camden.  All Summit benefit plans, including its Stock Option and Incentive Plans were terminated or converted into benefit plans of Camden.  Immediately prior to the effective time of the merger, Summit had 454,742 options outstanding, including 91,902 incentive stock options, and 35,229 unvested restricted stock awards.  At the effective time of the merger, all outstanding options were cancelled, and the option holders had the right to receive a cash option payment, as defined in the merger agreement, or to elect to receive Camden common shares in lieu of the cash option payment.  All Summit restricted stock awards became fully vested immediately prior to the effective time of the merger and were considered outstanding shares for all purposes under the merger agreement.

If we had adopted the provisions of SFAS No. 123 to our option grants and ESPP prior to 2003, our net income to common shareholders and related basic and diluted earnings per share would be as follows:

(in thousands, except per unit amounts)	For the three months ended June 30, 2004	For the two months ended February 28, 2005	For the six months ended June 30, 2004
	(Predecessor)	(Predecessor)	(Predecessor)

Net income (loss), as reported	$14,670	$(10,207)	$18,421
Add: stock-based employee compensation expense included in reported net income	240	37	516
Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(328)	(37)	(656)

Pro forma net income (loss)	$14,582	$(10,207)	$18,281

Net income (loss) per unit – basic
As reported	$0.42	$(0.29)	$0.53
Pro forma	0.42	(0.29)	0.53

Net income (loss) per unit – diluted
As reported	$0.42	$(0.29)	$0.53
Pro forma	0.42	(0.29)	0.52

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

Recent Accounting Pronouncements.  In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments (SFAS 123R).” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized over their vesting periods in the income statement based on their estimated fair values. In April 2005, the Securities and Exchange Commission (“SEC”) issued a press release announcing it would provide for a phased-in implementation process for SFAS 123R. SFAS 123R is effective for all public entities in the first annual reporting period beginning after June 15, 2005 which, for us would be the calendar year of 2006. As a result of the SEC’s announcement, we are in the process of assessing the impact of SFAS 123R and have not determined what impact, if any, our adoption of SFAS 123R will have on our financial position, results of operations or cash flows.

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

In March 2005, the FASB issued FASB Staff Position (“FSP”) FASB Interpretation (“FIN”) 46R-5, “Implicit Variable Interest under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.”  This FSP requires a reporting entity to consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE.  FSP FIN 46R-5 was effective with reporting periods beginning after March 3, 2005.  The adoption of FSP FIN 46R-5 did not have a material impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 changes the requirements for and reporting of a change in accounting principle.  SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. This Statement also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) corrections of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  We do not expect that the adoption of SFAS No. 154 will have a material impact on our financial position, results of operations or cash flows.

In June 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”  EITF Issue No. 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity.  EITF Issue No. 04-05 is effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date.  General partners of all other limited partnerships are required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005.  We do not expect that the adoption of EITF Issue No. 04-05 will have a material impact on our financial position, results of operations or cash flows.

In June 2005, the FASB issued FSP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-05.”  The EITF acknowledged that the consensus in EITF Issue No. 04-05 conflicts with certain aspects of Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures.”  The EITF agreed that the assessment of whether a general partner, or the general partners as a group, controls a limited partnership should be consistent for all limited partnerships, irrespective of the industry within which the limited partnership operates.  Accordingly, the guidance in SOP 78-9 was amended in FSP 78-9-1 to be consistent with the guidance in EITF Issue No. 04-05.  The effective dates for this FSP are the same as those mentioned above in EITF Issue No. 04-05.  We do not expect that the adoption of FSP 78-9-1 will have a material impact on our financial position, results of operations or cash flows.

Reclassifications.  Certain reclassifications have been made to amounts in prior period consolidated financial statements to conform with current period presentations.  In our Consolidated Statements of Cash Flows for the four months ended June 30, 2005, we changed the classification of changes in restricted cash to present such changes as an investing activity.  We previously presented such changes as operating activities.  In the accompanying Consolidated Statements of Cash Flows for the two months ended February 28, 2005 and for the six months ended June 30, 2004, we reclassified these changes in balances to be consistent with our 2005 presentation which resulted in an $18,000 and $0.2 million decrease in investing cash flows, respectively, and a corresponding $18,000 and $0.2 million increase to operating cash flows, respectively, from the amounts previously reported.

2. Per Unit Data

Basic earnings per unit are computed based upon the weighted average number of units outstanding during the respective period. The difference between “basic” and “diluted” weighted average units is the dilutive effect of Summit’s stock-based compensation outstanding, which was either cancelled and paid out or fully vested in connection with the merger with Camden.  No potentially dilutive units were outstanding as of June 30, 2005.  The number of units added to weighted average units outstanding for the diluted calculation was 223,000 for the three months ended June 30, 2004 and 224,000 for the six months ended June 30, 2004.

3. Communities Acquired

We acquired no communities during the six months ended June 30, 2005.  We acquired two communities in Charlotte, North Carolina with 605 apartment homes during the six months ended June 30, 2004.  During the year ended December 31, 2004, we acquired six communities with a total of 1,581 apartment homes as follows:

Property Name	Location	Apartment Homes
Summit Stonecrest	Charlotte, NC	306
Summit South End Square	Charlotte, NC	299
Summit Doral Villas	Miami, FL	232
Summit Midtown	Atlanta, GA	296
Summit Fallsgrove	Rockville, MD	268
Summit Cotton Mills	Charlotte, NC	180

		1,581

The following unaudited pro forma financial information for the three and six months ended June 30, 2004 gives effect to the above acquisitions as if they had occurred at the beginning of the period presented.  The pro forma financial information is based on historical data and is not intended to be indicative of the results of future operations.

(in thousands)	Three Months Ended June 30, 2004	Completed Acquisitions	As Adjusted	Six Months Ended June 30, 2004	Completed Acquisitions	As Adjusted

Total revenues	$34,668	$3,446	$38,114	$67,916	$6,876	$74,792
Net income to common unitholders	13,467	(1,504)	11,963	16,015	(3,538)	12,477

4. Discontinued Operations

The components of net income that are presented as income from discontinued operations include net operating income, depreciation and property specific interest expense, if any.  In addition, the net gain or loss on the disposal of a community is presented in discontinued operations when recognized, including impairment loss, if any.   During the second quarter of 2005, we had one property located in Atlanta, Georgia, totaling 431 apartment homes, designated as held for sale.  Subsequent to June 30, 2005, we sold this property to an unrelated third party.  We recognized a $10.0 million gain on one parcel of land sold during the quarter ended June 30, 2004.

The operating results of the one property designated as held for sale as of June 30, 2005 and the operating results of the ten properties sold during 2004 which are included in discontinued operations for the three and six months ended June 30, 2005 and 2004, are as follows:

(in thousands)	For the three months ended June 30, 2005	For the three months ended June 30, 2004	For the four months ended June 30, 2005	For the two months ended February 28, 2005	For the six months ended June 30, 2004
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Property revenues	$1,061	$6,632	$1,398	$727	$13,466
Property operating expenses	696	2,624	935	482	5,400
Net operating income	365	4,008	463	245	8,066
Depreciation and amortization and interest	—	865	—	—	2,661
Income from discontinued operations	$365	$3,143	$463	$245	$5,405

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

6. Notes Payable

The following is a summary of our indebtedness:

(in millions)
	June 30, 2005	December 31, 2004
Senior unsecured notes
$50.0 million 4.30% Notes, due 2007	$53.0	$52.5

Medium-term unsecured notes
$25.0 million 3.59% Notes, due 2005	25.5	25.0
$25.0 million 3.91% Notes, due 2006	25.7	25.0
$25.0 million 4.64% Notes, due 2009	27.5	25.0
$10.0 million 4.90% Notes, due 2010	11.6	10.0
$35.0 million 4.99% Notes, due 2011	39.9	35.0
	130.2	120.0
Total unsecured notes	183.2	172.5

Secured notes
Secured credit facility	—	95.9
Secured line of credit – related party	245.1	—
3.61% - 5.07% Conventional Mortgage Notes, due 2005 – 2013	505.0	490.3
Total secured notes	750.1	586.2

Total notes payable	$933.3	$758.7

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

During 2003, we obtained an unsecured letter of credit facility, which matures in July 2008 and has a total commitment of $20.0 million.  The letters of credit issued under this facility will serve as collateral for performance on contracts and as credit guarantees to banks and insurers.  As of June 30, 2005, there were $9.0 million of letters of credit outstanding under this facility.

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

On March 18, 2005, we terminated the interest rate swap and received $0.6 million from the counterparty.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we are recording the $0.6 million as a reduction of interest expense over the period beginning from the termination date through the maturity date of the underlying debt obligation of August 15, 2007.

On June 21, 2005, we, along with Camden and Wachovia Bank (the “Trustee”) entered into Supplemental Indenture No. 5 (the “Supplemental Indenture”) to the Indenture, dated as of August 7, 1997, between the Trustee and ourselves, as amended (the “Indenture”), under which our senior debt securities (the “Notes”) were previously issued. Pursuant to the Supplemental Indenture, holders of the Notes and the Trustee will receive periodic and other reports required under the Securities Exchange Act of 1934, as amended, of Camden rather than our reports and Camden agreed to guarantee all of our obligations under the Notes and the Indenture.

7.  Net Change in Operating Accounts

The effect of changes in the operating accounts on cash flows from operating activities is as follows:

(in thousands)	For the four Months ended June 30, 2005	For the two months ended February 28, 2005	For the six months ended June 30, 2004
	(Successor)	(Predecessor)	(Predecessor)
(Increase) decrease in assets:
Other assets, net	$3,413	$1,427	$(745)

Increase (decrease) in liabilities:
Accounts payable	(5,671)	(2,287)	2,189
Accrued real estate taxes	6,480	(236)	4,620
Accrued expenses and other liabilities	3,100	(2,975)	1,179
Net change in operating accounts	$7,322	$(4,071)	$7,243

8. Preferred Units

On January 21, 2005, we redeemed all 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units for cash in the amount of $25.00 per unit plus all unpaid distributions through the redemption date. These preferred units were redeemable for cash at a redemption price equal to the holder’s capital account. The holder of the Series C preferred units had the right to exchange these preferred units for shares of Summit’s Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceeded 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. Distributions on the Series C preferred units were cumulative from the date of original issuance and were payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series C preferred units in the aggregate amount of $0.3 million during the six months ended June 30, 2005, respectively, and $1.2 million and $2.4 million during the three and six months ended June 30, 2004, respectively.  As a result of the redemption, the excess of the redemption amount over the carrying amount of the units, which totals $1.5 million, reduced income available to common unitholders for the year ended December 31, 2004.

9. Related Parties

Subsequent to the completion of the merger, Camden now provides certain corporate support services to us including general and administrative and property management services.  Costs incurred by Camden which are clearly applicable to us are included in our consolidated statements of operations.  Certain costs were allocated to us by Camden based upon our total revenues using Camden’s consolidated corporate level expenses as a percentage of their consolidated total revenues.  Costs allocated totaled $4.4 million for the four months ended June 30, 2005.  The amounts allocated to us by Camden are not necessarily indicative of costs which may have been incurred had we operated as an entity unaffiliated with Camden due to operational synergies and cost savings

Camden has achieved as a result of the merger.  However, we believe the allocation is reasonable and in accordance with the SEC’s Staff Accounting Bulletin No. 55.

At the effective time of the merger, we had notes receivable outstanding totaling $3.9 million from nine current and former employees.  Subsequent to the merger, five borrowers paid off their loans totaling $1.8 million.  At June 30, 2005, the notes receivable had an outstanding balance of $2.1 million.  As of July 21, 2005, the employee notes receivable were 100% secured by Camden common shares.

10. Commitments and Contingencies

Construction Contracts.  As of June 30, 2005, we were obligated for approximately $64.4 million of additional expenditures on our four wholly-owned projects currently under development (a substantial amount of which we expect to be funded with our secured intercompany line of credit).

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

The memorandum of understanding contemplates that the parties will enter into a settlement agreement.  The memorandum and the settlement will be subject to the customary conditions, including final court approval of the settlement.  If the conditions are satisfied, subject to final court approval of the settlement and dismissal of the action by the court with prejudice, the plaintiff’s counsel will seek and Camden, as successor to Summit, will pay an amount not to exceed in the aggregate $383,000 in settlement of this action for attorneys’ fees and expenses.  Subject to any order of the court, any attorneys’ fees and expenses awarded by the court to plaintiff’s counsel will be paid by Camden, as successor to Summit, on behalf of all defendants within five business days after final court approval of the settlement.  All costs and expenses expected to be incurred associated with this matter have been accrued for and are not material to our consolidated financial statements.

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

On May 6, 2003, we purchased certain assets of Brickell Grand, Inc. (“Brickell Grand”), including the community known as Summit Brickell.  At the time of purchase, Summit Brickell was subject to a $4.1 million claim of construction lien filed by the general contractor, Bovis Lend Lease, Inc. (“Bovis”), due to Brickell Grand’s alleged failure to pay the full amount of the construction costs.  Bovis sought to enforce this claim of lien against Brickell Grand in a suit filed on October 18, 2002 in Miami-Dade Circuit Court, Florida.  In mid-2003, litigation with Bovis was temporarily stayed pending mediation.  In September 2003, Bovis filed an amended complaint seeking to enforce an increased claim of lien of $4.6 million.  Mediation with Bovis ended unsuccessfully in November 2003.  The litigation is proceeding in the Miami-Dade Circuit Court.  As the current owner of Summit Brickell, which property is subject to the claim of lien, we are vigorously defending against these claims of lien and related litigation.  As a result of several items claimed by Bovis in its amended claim of lien, we are asserting a counterclaim for a fraudulent mechanic’s lien, as well as counterclaims for breach of contract and breach of warranties.  In early 2004, three subcontractors of Bovis, Gulf Plumbing, Inc., Big Bear Plastering, Inc. and Kone, Inc., filed separate suits in Miami-Dade Circuit Court against Brickell Grand, Bovis, the Camden Summit Partnership and other named parties to enforce claims of construction lien and/or claims against the contractor’s bond in an aggregate amount of approximately $600,000 filed due to the defendants’ alleged failure to pay the full amount of the construction cost.  All of these claims have been voluntarily dismissed.  In January 2005, Brickell Grand, Inc. filed suit in Miami-Dade Circuit Court, Florida, asserting claims for breach of contract and fraud in the inducement, alleging that we had an obligation to indemnify Brickell Grand, Inc. in the Bovis lawsuit and that we had failed to properly market the apartments, increasing Brickell Grand Inc.’s cost overrun obligations.  Brickell Grand, Inc. also claims that we misappropriated its identity by filing eviction actions in its name.  We believe that these allegations made by Brickell Grand, Inc. are not supported by the facts, and intend to vigorously defend against these claims.  On May 31, 2005, we paid Bovis $1.3 million to be credited against amounts owed to Bovis.  By paying the $1.3 million, we in no way release our claims against Bovis for construction–related defects or any of Bovis’ warranty obligations related to the Summit Brickell property.  We continue to believe that these allegations made by Brickell Grand, Inc. are not supported by the facts, and intend to vigorously defend against these claims.  All costs and expenses expected to be incurred associated with this matter have been accrued for and are not material to our consolidated financial statements.

We are the developer for one apartment community which is owned by a third party.  Under the development and other related agreements, we have guaranteed certain aspects relating to the construction, lease-up and management of that apartment community.  We have also committed to fund certain development cost overruns, if any, and lease-up losses.  We have evaluated our commitments and obligations under these agreements and determined that no accrual or charge is necessary as the overall development economics are profitable.  We began marketing and leasing activities in the first quarter of 2005 and believe that the construction will be completed during the second quarter of 2005.

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

Lease commitments.  At June 30, 2005, we had long-term operating leases covering certain land, office facilities and equipment.  Rental expense totaled $52,000 and $98,000 for the three and six months ended June 30, 2005 compared to $9,000 and $78,000 for the three and six months ended June 30, 2004.  Minimum annual rental commitments for the remaining six months of 2005 are $0.1 million, and for the years ending December 31, 2006 through 2009 are $0.2 million, $0.2 million, $0.2 million, and $0.1 million, respectively, and $0.1 million in the aggregate thereafter.

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

Camden Summit has entered into a separation agreement with each of Messrs. McGuire and Paulsen.  Each separation agreement was effective as of the effective time of the merger of Summit and of Camden Summit, which occurred on February 28, 2005.  Pursuant to the respective separation agreement, as of the effective time of the merger, Messrs. McGuire and Paulsen resigned as an officer and director of Summit and all entities related to Summit, and the respective employment agreement between Summit and each such executive was terminated.  Also pursuant to the respective separation agreement, each such executive received payments totaling $1.0 million and other benefits approximately equivalent to those he was entitled to receive upon termination of employment pursuant to his employment agreement with Summit.

The other benefits received by Messrs. McGuire and Paulsen are considered post retirement benefits.  As of June 30, 2005, we had accrued $3.2 million associated with these post retirement liabilities.  Net periodic benefit cost, relating entirely to interest cost, was $0.1 million for the six months ended June 30, 2005.  We have not made any contributions as of June 30, 2005, nor do we expect to make any contributions for the remainder of 2005.

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

The consummation of the merger effected a change in control of the Camden Summit Partnership.  Prior to the effective time of the merger, Summit was the general partner of the Camden Summit Partnership and held 348,086 general partner units, representing a 1% general partnership interest, and 31,117,541 limited partner units, representing an 89.4% limited partnership interest.  The remaining 3,343,004 limited partner units were held by the outside limited partners.  As of the effective time of the merger, Camden Summit became the general partner of the Camden Summit Partnership and held 232,765.108 general partner units, representing a 1% general partnership interest, and 20,808,299.667 limited partner units, representing a 91.2% limited partnership interest.  The remaining 1,769,281 units, representing a 7.8% limited partner interest, were held by outside limited partners.  Each common limited partnership unit is redeemable for one common share of Camden.

In conjunction with the merger, the limited partners in the Camden Summit Partnership were offered, on a unit-by-unit basis, the opportunity to redeem their partnership units for $31.20 in cash, without interest, or to remain in the Camden Summit Partnership following the merger at a unit valuation equal to .6687 of a Camden common share.  The limited partner elections resulted in Camden redeeming 0.7 million partnership units for cash, for an aggregate of $21.7 million, and issuing 1.8 million partnership units.  The value of the common shares and partnership units issued was determined based on the average market price of Camden’s common shares for the five day period commencing two days prior to the announcement of the merger on October 4, 2004.  Subsequent to the merger, 0.1 million partnership units have been redeemed for $5.3 million.

Camden Summit Partnership, L.P. is a Delaware limited partnership and a subsidiary of Camden Summit, which is a wholly-owned subsidiary of Camden, a Texas real estate investment trust.  Camden conducted a portion of its business through the Camden Summit Partnership and its subsidiaries.  As of June 30, 2005, Camden held 91.7% of our common limited partnership units as well as the sole 1% general partnership interest.  The remaining 7.3% of the common limited partnership units were held by outside limited partners.

We focus on the operation, development and acquisition of luxury apartment communities in select neighborhoods throughout the Southeast and Mid-Atlantic United States.  We focus our efforts in five markets: Washington, D.C., Southeast Florida, Atlanta, Raleigh and Charlotte.  As of June 30, 2005, our portfolio consisted of 49 completed communities comprising 15,422 apartment homes with an additional 1,414 apartment homes under construction at four communities.

Property Portfolio

Our multifamily property portfolio, excluding land held for future development is summarized as follows:

	June 30, 2005		December 31, 2004
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Charlotte, North Carolina (a)	3,134	13	3,134	13
Atlanta, Georgia	3,633	11	3,633	11
D.C. Metro	2,882	9	2,882	9
Raleigh, North Carolina (a)	2,631	7	2,631	7
Southeast Florida	2,520	7	2,100	6
Other	622	2	622	2
Total Operating Properties	15,422	49	15,002	48
Properties Under Development
D.C. Metro	785	2	785	2
Raleigh, North Carolina	484	1	484	1
Charlotte, North Carolina	145	1	145	1
Southeast Florida	—	—	420	1
Total Properties Under Development	1,414	4	1,834	5
Total Properties	16,836	53	16,836	53

Less: Joint Venture Properties (a)	1,203	4	1,203	4

Total Properties Owned 100%	15,633	49	15,633	49

(a)       Includes properties held in a joint venture as follows:  three properties with 792 apartment homes in Charlotte, and one property with 411 apartment homes in Raleigh in which we own a 25% interest, the remaining interest is owned by an unaffiliated private investor.

Development Properties

At June 30, 2005, we had four properties in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred at 6/30/05	Estimated Date of Completion	Estimated Date of Stabilization

Camden Dilworth
Charlotte, NC	145	$18.0	$7.5	2Q06	3Q06
Camden Fairfax
Corner Fairfax, VA	488	82.0	59.7	3Q06	1Q07
Camden Clearbrook
Frederick, MD	297	45.0	17.4	3Q06	1Q07
Camden Manor
Park Raleigh, NC	484	52.0	32.1	4Q06	3Q07

Total	1,414	$197.0	$116.7

Where possible, we stage our construction to allow leasing and occupancy during the construction period, which we believe minimizes the duration of the lease-up period following completion of construction.  Our accounting policy related to properties in the development and leasing phase is that all operating expenses associated with completed apartment homes are expensed.

If an event or change in circumstance indicates that a potential impairment in the value of a property has occurred, our policy is to assess any potential impairment by making a comparison of the current and projected cash flows for such property over its remaining holding period, on an undiscounted basis, to the carrying amount of the property.  If such carrying amounts were in excess of the estimated projected cash flows of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair value, less costs to sell.  As of June 30, 2005, we had one property in Atlanta, GA designated as held for sale with a value of $29.8 million which approximates our estimated fair value less costs to sell.

Our consolidated balance sheet at June 30, 2005 included $185.9 million related to wholly-owned properties under development. Of this amount, $116.7 million related to our four projects currently under development. Additionally, at June 30, 2005, we had $69.2 million invested in land held for future development.  Included in this amount is $44.6 million related to projects we expect to begin constructing in 2005.

Results of Operations

Comparison of the Three Months ended June 30, 2005 and June 30, 2004

Income (loss) from continuing operations decreased $7.1 million, from $1.5 million to $(5.5) million for the three months ended June 30, 2004 and 2005, respectively.  The decrease in income from continuing operations was due to many factors which included, but were not limited to, increases in depreciation, amortization and interest related to our merger with Camden, partially offset by increases in net operating income.  Our primary financial focus for our apartment communities is net operating income.  Net operating income represents total property revenues less total property expenses.  Net operating income increased $5.7 million, or 24.9%, from $22.9 million to $28.6 million for the three months ended June 30, 2004 and 2005, respectively.  See further discussion of net operating income in our discussion of “Segment Reporting” in the notes to our consolidated financial statements.  Comparisons discussed below are made using the combined operations of the Predecessor and Successor for 2005 as compared to the Predecessor’s operations for the same period in 2004.

The following table presents the components of net operating income for the three months ended June 30, 2005 and 2004:

		For the three	For the three
		months ended	months ended
	Apartment	June 30,	June 30,
	Homes at	2005	2004	Change
(in thousands)	6/30/05	(Successor)	(Predecessor)	$	%
Property revenues
Same store communities	11,083	$34,009	$32,478	$1,531	4.7%
Non-same store communities	2,705	8,763	1,633	7,130	436.6
Development and lease-up communities	1,414	—	—	—	—
Other	—	874	—	874	100.0
Total property revenues	15,202	43,646	34,111	9,535	28.0

Property expenses
Same store communities	11,083	11,557	10,457	1,100	10.5
Non-same store communities	2,705	3,521	775	2,746	354.3
Development and lease-up communities	1,414	—	—	—	—
Other	—	—	—	—	—
Total property expenses	15,202	15,078	11,232	3,846	34.2

Net operating income
Same store communities	11,083	22,452	22,021	431	2.0
Non-same store communities	2,705	5,242	858	4,384	511.0
Development and lease-up communities	1,414	—	—	—	—
Other	—	874	—	874	100.0
Total net operating income	15,202	$28,568	$22,879	$5,689	24.9%

Same store communities are communities we owned and were stabilized as of January 1, 2004.  Non-same store communities are stabilized communities we have acquired or developed after January 1, 2004.  Development and lease-up communities are non-stabilized communities we have developed or acquired after January 1, 2004.

Total property revenues for the three months ended June 30, 2005 increased $9.5 million over 2004.  Property revenues from our same store properties increased 4.7%, from $32.5 million for the three months ended June 30, 2004 to $34.0 million for the three months ended June 30, 2005.  For same store properties, the primary increase was related to reductions in rent concessions and reductions in vacancy loss.  Property revenues from our non-same store and development and lease-up properties increased from $1.6 million for the second quarter of 2004 to $8.8 million for the second quarter of 2005.  This increase was primarily due to the revenues earned from the six apartment communities, or 1,581 apartment homes, acquired during the year ended December 31, 2004 and the revenues related to development communities completed and stabilized over the past year.  Other property revenues during the three months ended June 30, 2005 relate to the amortization of below market leases in place at the time of the merger.

Total property expenses increased 34.2%, or $3.9 million, as compared to the same period in 2004.  Property expenses for our same store communities increased 10.5% or $1.1 million for the second quarter of 2005 as compared to the second quarter of 2004.  The increase was primarily due to payroll related expenses, increased repair and maintenance costs and higher property taxes offset by decreases in marketing and leasing expenses.  Non-same store and development and lease-up communities expenses increased $2.7 million from $0.8 million for the second quarter 2004 as compared to $3.5 million for the second quarter 2005.

General and administrative and property management expenses were $3.6 million and $3.4 million for the three months ended June 30, 2004 and 2005, respectively.  General and administrative and property management expenses as a percent of total revenues decreased from 10.4% to 7.9% for the three months ended June 30, 2004 and 2005.  This decrease was primarily due to the costs allocated to us by Camden based upon our total revenues using Camden’s consolidated corporate level expenses as a percentage of their consolidated total revenues.   Costs allocated totaled $3.4 million for the three months ended June 30, 2005.  See further discussion of this allocation in our discussion of “Related Parties” in Note 9 to our Consolidated Financial Statements.

Interest expense increased $1.4 million, from $7.6 million to $9.0 million, for the three months ended June 30, 2004 and 2005, respectively.  The increase was primarily a result of additional borrowings incurred during the past year related to our acquisition and development properties.  These increases were partially offset by reductions in interest from the amortization of the fair value adjustments recorded on our notes payable in connection with our merger with Camden.  See further discussion of our notes payable in the “Liquidity and Capital Resources” section.

Depreciation and amortization expense for continuing operations increased $11.3 million, from $10.3 million to $21.6 million, for the three months ended June 30, 2004 and 2005, respectively.  This increase was primarily due to additional depreciation and amortization of intangibles related to in place leases as a result of our merger with Camden and new development and capital improvements placed in service during the past year.

Distributions to preferred unitholders were $1.2 million for the three months ended June 30, 2004.  We redeemed all outstanding preferred units in January 2005.  See further discussion of our preferred units in Note 8 to our consolidated financial statements.

During the three months ended June 30, 2004, we sold one community, formerly known as Summit Square (362 apartment homes), located in Raleigh, North Carolina, for $22.5 million.  We recognized a gain on sale of $10.0 million related to the sale of Summit Square.  We also sold one parcel of land for $88,000 during the three months ended June 30, 2004.  This land was located at Summit Square and was sold to the municipality in which it is located as an easement for highway construction.  We recognized a gain on sale of $47,000 related to this land.

Comparison of the Six Months ended June 30, 2005 and June 30, 2004

Income (loss) from continuing operations decreased $20.8 million, from $3.0 million to $(17.8) million for the six months ended June 30, 2004 and 2005, respectively.  The decrease in income from continuing operations was due to many factors which included, but were not limited to, increases in depreciation and amortization, interest expense and merger related expenses offset by increases in net operating income.  Our primary financial focus for our apartment communities is net operating income.  Net operating income represents total property revenues less total property expenses.  Net operating income increased $10.9 million, or 24.7%, from $44.4 million to $55.3 million for the six months ended June 30, 2004 and 2005, respectively.  See further discussion of net operating income in our discussion of “Basis of Presentation - Segment Reporting” in Note 1 to our Consolidated Financial Statements.  Comparisons discussed below are made using the combined operations of the Predecessor and Successor for 2005 as compared to the Predecessor’s operations for the same period in 2004.

The following table presents the components of net operating income for the six months ended June 30, 2005 and 2004:

		For the four	For the two	For the six
		months ended	months ended	months ended
	Apartment	June 30,	February 28,	June 30,
	Homes at	2005	2005	2004	Change
(in thousands)	6/30/05	(Successor)	(Predecessor)	(Predecessor)	$	%
Property revenues
Same store communities	11,083	$45,091	$21,766	$64,464	$2,393	3.7%
Non-same store communities	2,705	11,523	5,431	2,502	14,452	577.6
Development and lease-up communities	1,414	—	—	—	—	—
Other	—	1,134	—	—	1,134	100.0
Total property revenues	15,202	57,748	27,197	66,966	17,979	26.8

Property expenses
Same store communities	11,083	15,367	7,268	21,462	1,173	5.5
Non-same store communities	2,705	4,731	2,256	1,130	5,857	518.3
Development and lease-up communities	1,414	—	—	—	—	—
Other	—	—	—	—	—	—
Total property expenses	15,202	20,098	9,524	22,592	7,030	31.1

Net operating income
Same store communities	11,083	29,724	14,498	43,002	1,220	2.8
Non-same store communities	2,705	6,792	3,175	1,372	8,595	626.5
Development and lease-up communities	1,414	—	—	—	—	—
Other	—	1,134	—	—	1,134	100.0
Total net operating income	15,202	$37,650	$17,673	$44,374	$10,949	24.7%

Same store communities are communities we owned and were stabilized as of January 1, 2004.  Non-same store communities are stabilized communities we have acquired or developed after January 1, 2004.  Development and lease-up communities are non-stabilized communities we have developed or acquired after January 1, 2004.

Total property revenues for the six months ended June 30, 2005 increased $18.0 million over the same period in 2004.  Property revenues from our same store properties increased 3.7%, from $64.5 million for the first six months of 2004 to $66.9 million for the first six months of 2005.  For same store properties, the primary increase was related to reductions in rent concessions partially offset by increases in vacancy loss.  Property revenues from our non-same store and development and lease-up properties increased from $2.5 million for the six months ended June 30, 2004 to $17.0 million for the same period in 2005.  This increase was primarily due to the revenues related to the six apartment communities, or 1,581 apartment homes, acquired during the year ended December 31, 2004 and the revenues related to development communities completed and stabilized over the past year.  Other property revenues during the six months ended June 30, 2005 related to the amortization of below market leases in place at the time of the merger.

Total property expenses increased 31.1%, or $7.0 million, during the six months ended June 30, 2005 as compared to the same period in 2004.  Property expenses for our same store communities increased 5.5%, or $1.2 million for the first six months of 2005 as compared to the first six months of 2004.  The increase was primarily due to increases in payroll related expenses and repair and maintenance costs offset by decreases in marketing and leasing expenses.  Non-same store and development and lease-up communities expenses increased $5.9 million from $1.1 million for the first six months of 2004 as compared to $7.0 million for the first six months of 2005.

General and administrative and property management expenses increased a total of $1.0 million, from $7.2 million to $8.2 million for the six months ended June 30, 2004 and 2005, respectively.  This increase was primarily due to legal, accounting and other professional costs incurred during the first two months of 2005, prior to our merger with Camden.  General and administrative and property management expenses as a percent of total revenues was 7.6% for the four months ended June 30, 2005 compared to 13.9% for the two months ended February 28, 2005 and 10.6% for the six months ended June 30, 2004.  Subsequent to the completion of the merger, costs were allocated to us by Camden based upon our total revenues using Camden’s consolidated corporate level expenses as a percentage of their consolidated total revenues.   Costs allocated totaled $4.4 million for the four months ended June 30, 2005.  See further discussion of this allocation in our discussion of “Related Parties” in Note 9 to our Consolidated Financial Statements.

During the first six months of 2005, we incurred merger related expenses of $9.9 million due to advisory and severance related costs associated with our merger with Camden.

Interest expense increased $3.3 million, from $14.4 million to $17.7 million, for the six months ended June 30, 2004 and 2005, respectively.  The increase was interest is a result of additional borrowings incurred during the past year related to our acquisition and development properties.  These increases were partially offset by reductions in interest from the amortization of the fair value adjustments recorded on our notes payable in connection with our merger with Camden.  See further discussion of our notes payable in the “Liquidity and Capital Resources” section.

Depreciation and amortization expense for continuing operations increased $17.1 million, from $20.1 million to $37.2 million, for the six months ended June 30, 2004 and 2005, respectively.  This increase was primarily due to additional depreciation and amortization of intangibles related to in place leases as a result of our merger with Camden and new development and capital improvements placed in service during the past year.

Distributions to preferred unitholders were $2.4 million for the six months ended June 30, 2004, compared to $0.3 million for the same period in 2005.  The decrease was due to our redemption of all outstanding preferred units in January 2005.  See further discussion of our preferred units in Note 8 to our consolidated financial statements.

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

(iv)                              funding of property developments; and

(v)                                 distributions on our common units.

Capital resources

Our outstanding indebtedness on notes payable as of June 30, 2005 totaled $933.3 million. This amount includes $505.0 million in conventional mortgages, $183.2 million of unsecured notes, and $245.1 million under our $500 million secured intercompany line of credit.  For further discussion of our notes payable outstanding, including the fair value adjustments recorded in connection with the merger, see Note 6 to our Consolidated Financial Statements.

In connection with the merger, we repaid our $290 million secured credit facility, which had an outstanding balance of $188.5 million at the date of repayment, using proceeds received from a $500 million intercompany line of credit from Camden.  This line of credit bears interest at 6%, has a ten-year term and is secured by the same eleven communities which secured the credit facility.

As of January 1, 2005, we had $6.5 million of cash and cash equivalents and $194.1 million available under our $290 million secured credit facility.  After considering the items discussed below and our cash provided by operating activities during the year of $2.8 million, as of June 30, 2005, we had $0.6 million of cash and cash equivalents and $254.9 million available under our $500 million intercompany line of credit.  During the six months ended June 30, 2005, we generated cash proceeds primarily from borrowings under our $290 million secured credit facility and our $500 million intercompany line of credit.

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

•                  Proceeds received from sales of properties;

•                  Issuance of fixed-rate mortgages secured by two communities; and

•                  Borrowings under our $290 million secured credit facility.

The proceeds in the first six months of 2004 were used primarily to fund:

•                  Construction activities on properties under development;

•                  Acquisition of properties;

•                  Repayment of construction loans; and

•                  Funding of capital expenditures and other improvements.

Contractual Obligations

The following table summarizes our known contractual obligations as of June 30, 2005:

(in millions)	Total	2005	2006	2007	2008	2009	Thereafter
Debt maturities	$933.3	$39.1	$36.8	$68.2	$183.4	$78.5	$527.3
Non-cancelable operating lease payments	0.9	0.1	0.2	0.2	0.2	0.1	0.1
Construction contracts	64.4	42.2	22.2	—	—	—	—
	$998.6	$81.4	$59.2	$68.4	$183.6	$78.6	$527.4

Inflation

We lease apartments under lease terms generally ranging from 6 to 13 months.  Management believes that such short-term lease contracts lessen the impact of inflation due to the ability to adjust rental rates to market levels as leases expire.

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) has issued guidance for the disclosure of “critical accounting policies.”  The SEC defines “critical accounting policies” as those that are most important to the presentation of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles.  The more significant of these policies relate to cost capitalization and asset impairment, which are discussed in Note 1 of our Consolidated Financial Statements, income recognition, acquisition of assets and capital expenditures, which are discussed below.

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

In March 2005, the FASB issued FASB Staff Position (“FSP”) FASB Interpretation (“FIN”) 46R-5, “Implicit Variable Interest under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.”  This FSP requires a reporting entity to consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE.  FSP FIN 46R-5 is effective with reporting periods beginning after March 3, 2005.  The adoption of FSP FIN 46R-5 did not have a material impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 changes the requirements for and reporting of a change in accounting principle.  SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. This Statement also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) corrections of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  We do not expect that the adoption of SFAS No. 154 will have a material impact on our financial position, results of operations or cash flows.

In June 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”  EITF Issue No. 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity.  EITF Issue No. 04-05 is effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date.  General partners of all other limited partnerships are required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005.  We do not expect that the adoption of EITF Issue No. 04-05 will have a material impact on our financial position, results of operations or cash flows.

In June 2005, the FASB issued FSP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-05.”  The EITF acknowledged that the consensus in EITF Issue No. 04-05 conflicts with certain aspects of Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures.”  The EITF agreed that the assessment of whether a general partner, or the general partners as a group, controls a limited partnership should be consistent for all limited partnerships, irrespective of the industry within which the limited partnership operates.  Accordingly, the guidance in SOP 78-9 was amended in FSP 78-9-1 to be consistent with the guidance in EITF Issue No. 04-05.  The effective dates for this FSP are the same as those mentioned above in EITF Issue No. 04-05.  We do not expect that the adoption of FSP 78-9-1 will have a material impact on our financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

No material changes have occurred since our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.  Controls and Procedures

Under the supervision and with the participation of Camden Summit’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2005.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2005.

In connection with our merger with Camden, our internal controls, including our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) were converted to the internal control processes in place at Camden.  Camden’s management assessed their internal control over financial reporting as of December 31, 2004 and has concluded that it was effective.  Additionally, there were no changes in Camden’s internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

For further discussion regarding legal proceedings, see Note 10 to the Consolidated Financial Statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

(a)                             Exhibits

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of Chief Executive Officer dated August 11, 2005.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of Chief Financial Officer dated August 11, 2005.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN SUMMIT PARTNERSHIP, L.P.

By: Camden Summit, Inc., its general partner

August 11, 2005	By:	/s/ Dennis M. Steen
Dennis M. Steen
Chief Financial Officer, Senior Vice President - Finance and Secretary