Form 10-Q
period 2005-09-30
Camden Summit Partnership, L.P.
filed 2005-11-04
CIK 1034235

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Consolidated Balance Sheets (Unaudited) as of September 30, 2005 (Successor) and December 31, 2004 (Predecessor)
Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2005 (Successor) and September 30, 2004 (Predecessor)

Consolidated Statements of Operations (Unaudited) for the seven months ended September 30, 2005 (Successor), the two months ended February 28, 2005 (Predecessor), and the nine months ended September 30, 2004 (Predecessor)

Consolidated Statements of Cash Flows (Unaudited) for the seven months ended September 30, 2005 (Successor), the two months ended February 28, 2005 (Predecessor), and the nine months ended September 30, 2004 (Predecessor)

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
Signatures

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

CAMDEN SUMMIT PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2005	2004
	(Successor)	(Predecessor)
Assets:
Real estate assets, at cost
Land	$297,971	$248,018
Buildings and improvements	1,537,006	1,117,508
	1,834,977	1,365,526
Accumulated depreciation	(28,352)	(156,913)
Net operating real estate assets	1,806,625	1,208,613
Properties under development, including land	200,306	219,137
Investment in joint venture	2,414	2,716
Property held for sale	—	31,348
Total real estate assets	2,009,345	1,461,814

Other assets, net	13,605	23,231
Cash	122	6,511
Restricted cash	525	1,525
Total assets	$2,023,597	$1,493,081

Liabilities and Partners’ Equity:
Liabilities
Notes payable
Unsecured	$181,965	$172,511
Secured mortgage notes	495,068	490,337
Secured credit facility	—	95,900
Secured line of credit – related party	246,679	—
Accounts payable	7,692	15,134
Accrued real estate taxes	9,550	3,816
Accrued expenses and other liabilities	31,057	31,582
Series C preferred units redeemed in 2005	—	55,000
Distributions payable	14,485	11,777
Total liabilities	986,496	876,057

Partners’ equity	1,037,101	617,024
Total liabilities and partners’ equity	$2,023,597	$1,493,081

See Notes to Consolidated Financial Statements.

CAMDEN SUMMIT PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per unit amounts)

(Unaudited)

	For the three	For the three
	months ended	months ended
	September 30,	September 30,
	2005	2004
	(Successor)	(Predecessor)

REVENUES
Rental revenues	$41,774	$33,577
Other property revenues	3,418	3,006
Total property revenues	45,192	36,583
Other income	2	562
Total revenues	45,194	37,145

EXPENSES
Property operating and maintenance	10,632	8,190
Real estate taxes	4,720	4,017
Total property expenses	15,352	12,207
General and administrative	1,209	2,096
Property management	1,187	2,980
Interest	9,104	8,305
Depreciation and amortization	21,759	10,136
Amortization of deferred financing costs	—	476
Total expenses	48,611	36,200
Income (loss) from continuing operations before equity in earnings (losses) of joint venture and minority interests	(3,417)	945
Equity in earnings (losses) of joint venture	(83)	(101)
Minority interest expense	(130)	—
Income (loss) from continuing operations	(3,630)	844
Income from discontinued operations	25	2,646
Impairment loss on discontinued operations	—	(6,807)
Gain on sale of discontinued operations	—	127,442
Net income (loss)	(3,605)	124,125
Distributions to preferred unitholders	—	(1,203)
Net income (loss) available to common unitholders	$(3,605)	$122,922

Net income (loss) per unit – basic:
Income (loss) from continuing operations	$(0.16)	$0.02
Income from discontinued operations	—	3.54
Net income (loss)	$(0.16)	$3.57
Distributions to preferred unitholders	—	(0.03)
Net income (loss) available to common unitholders	$(0.16)	$3.53

Net income (loss) per unit – diluted:
Income (loss) from continuing operations	$(0.16)	$0.02
Income from discontinued operations	—	3.50
Net income (loss)	$(0.16)	$3.52
Distributions to preferred unitholders	—	(0.03)
Net income (loss) available to common unitholders	$(0.16)	$3.49

Distributions per common unit	$0.635	$0.34
Weighted average number of common units outstanding	22,810	34,808
Weighted average number of common and common dilutive equivalent units outstanding	22,810	35,224

See Notes to Consolidated Financial Statements.

CAMDEN SUMMIT PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per unit amounts)

(Unaudited)

	For the seven	For the two	For the nine
	months ended	months ended	months ended
	September 30,	February 28,	September 30,
	2005	2005	2004
	(Successor)	(Predecessor)	(Predecessor)

REVENUES
Rental revenues	$95,235	$25,119	$95,445
Other property revenues	7,705	2,078	8,101
Total property revenues	102,940	27,197	103,546
Other income	6	251	1,636
Total revenues	102,946	27,448	105,182

EXPENSES
Property operating and maintenance	23,534	5,978	22,761
Real estate taxes	11,916	3,546	12,035
Total property expenses	35,450	9,524	34,796
General and administrative	3,908	2,146	6,099
Property management	2,866	1,651	6,154
Merger expenses	—	9,947	—
Interest	20,903	5,882	22,708
Depreciation and amortization	50,513	8,398	30,191
Amortization of deferred financing costs	—	288	1,138
Total expenses	113,640	37,836	101,086
Income (loss) from continuing operations before equity in earnings (losses) of joint venture and minority interests	(10,694)	(10,388)	4,096
Equity in earnings (losses) of joint venture	(197)	(64)	(275)
Minority interest expense	(130)	—	—
Income (loss) from continuing operations	(11,021)	(10,452)	3,821
Income from discontinued operations	488	245	8,050
Impairment loss on discontinued operations	—	—	(6,807)
Gain on sale of discontinued operations	—	—	137,483
Net income (loss)	(10,533)	(10,207)	142,547
Distributions to preferred unitholders	—	(267)	(3,609)
Net income (loss) available to common unitholders	$(10,533)	$(10,474)	$138,938

Net income (loss) per unit – basic:
Income (loss) from continuing operations	$(0.48)	$(0.30)	$0.11
Income from discontinued operations	0.02	0.01	3.99
Net income (loss)	$(0.46)	$(0.29)	$4.10
Distributions to preferred unitholders	—	(0.01)	(0.10)
Net income (loss) available to common unitholders	$(0.46)	$(0.30)	$3.99

Net income (loss) per unit – diluted:
Income (loss) from continuing operations	$(0.48)	$(0.30)	$0.11
Income from discontinued operations	0.02	0.01	3.95
Net income (loss)	$(0.46)	$(0.29)	$4.06
Distributions to preferred unitholders	—	(0.01)	(0.10)
Net income (loss) available to common unitholders	$(0.46)	$(0.30)	$3.96

Distributions per common unit	$1.48	$0.22	$1.02

Weighted average number of common units outstanding	22,810	34,910	34,803
Weighted average number of common and common dilutive equivalent units outstanding	22,810	34,910	35,099

See Notes to Consolidated Financial Statements.

CAMDEN SUMMIT PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the seven	For the two	For the nine
	months ended	months ended	months ended
	September 30,	February 28,	September 30,
	2005	2005	2004
	(Successor)	(Predecessor)	(Predecessor)

Cash flow from operating activities:
Net income (loss)	$(10,533)	$(10,207)	$142,547
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	50,513	8,774	35,119
Gain on sale of discontinued operations	—	—	(137,483)
Impairment loss on discontinued operations	—	—	6,807
Issuance of unrestricted stock grants	—	—	1,182
Postretirement benefits for former executive officers	—	(14)	1,536
Minority interest expense	130	—	—
Equity in (earnings) losses of joint venture	197	64	275
Net change in operating accounts	3,741	(4,071)	12,103
Net cash provided by (used in) operating activities	44,048	(5,454)	62,086

Cash flows from investing activities:
Investment in real estate assets	(58,761)	(12,662)	(99,966)
Net proceeds from sales of properties, including land	29,295	—	162,679
Acquisition of communities	—	—	(107,609)
Payment of merger related liabilities	(50,765)	—	—
Other investing activities	1,059	(125)	(597)
Net cash used in investing activities	(79,172)	(12,787)	(45,493)

Cash flows from financing activities:
Net (repayments) borrowings on secured credit facility	(188,500)	92,600	9,400
Net borrowings on secured line of credit-related party	246,679	—	—
Repayment of unsecured notes	—	—	(50,000)
Repayment of secured notes	(15,295)	—	—
Proceeds from issuance of mortgage notes	—	—	109,440
Repayment of construction loan	—	—	(33,344)
Repayments of tax-exempt bonds	—	—	(10,345)
Distributions to common unitholders	(26,456)	(12,524)	(35,228)
Distributions to Series C preferred unitholders	—	—	(3,609)
Redemption of Series C preferred units	—	(55,000)	—
Other financing activities	2,122	3,350	(2,585)
Net cash provided by (used in) financing activities	18,550	28,426	(16,271)
Net (decrease) increase in cash and cash equivalents	(16,574)	10,185	322
Cash and cash equivalents, beginning of period	16,696	6,511	2,687
Cash and cash equivalents, end of period	$122	$16,696	$3,009

Supplemental information:
Cash paid for interest, net of interest capitalized	$20,600	$5,067	$22,815
Interest capitalized	5,472	1,378	7,140

Supplemental schedule of noncash investing and financing activities:
Merger with Camden, net of cash:
Fair value adjustment of assets	$559,119	$—	$—
Fair value adjustment of debt	33,936	—	—

See Notes to Consolidated Financial Statements.

CAMDEN SUMMIT PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying interim unaudited financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations. Management believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Camden Summit Partnership, L.P. (formerly known as Summit Properties Partnership, L.P.) as of September 30, 2005, the results of operations for the three and seven months ended September 30, 2005 (Successor), the two months ended February 28, 2005 (Predecessor), and the three and nine months ended September 30, 2004 (Predecessor), and the cash flows for the seven months ended September 30, 2005 (Successor), the two months ended February 28, 2005 (Predecessor), and the nine months ended September 30, 2004 (Predecessor) have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

In conjunction with the merger, the limited partners in the Camden Summit Partnership were offered, on a unit-by-unit basis, the opportunity to redeem their partnership units for $31.20 in cash, without interest, or to remain in the Camden Summit Partnership following the merger at a unit valuation equal to .6687 of a Camden common share.  The limited partner elections resulted in Camden redeeming 742,270.374 partnership units for cash, for an aggregate of $21.7 million, and issuing 1,769,281.232 million partnership units.  The value of the partnership units issued was determined based on the average market price of Camden’s common shares for the five day period commencing two days prior to the announcement of the merger on October 4, 2004.  Subsequent to the merger, 0.1 million partnership units have been redeemed for $5.5 million.

Camden Summit Partnership, L.P. is a Delaware limited partnership and a subsidiary of Camden Summit, which is a wholly-owned subsidiary of Camden, a Texas real estate investment trust.  Camden conducts a portion of its business through the Camden Summit Partnership and its subsidiaries.  As of September 30, 2005, Camden held 91.8% of our common limited partnership units as well as the sole 1% general partnership interest.  The remaining 7.2% of the common limited partnership units were held by former outside limited partners.

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

The allocations of the purchase price are based upon preliminary estimates and assumptions.  Accordingly, these allocations are subject to revision when we receive final information, including appraisals and other analyses.  Revisions to the fair value allocations, which may be significant, will be recorded as further adjustments to the purchase price allocations.  Revisions to the purchase price allocations during the third quarter of 2005 included adjustments of $230,000 to notes payable for a fair value of debt adjustment and $722,000 to accounts payable, accrued expenses and other liabilities.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the time of merger, net of cash acquired:

(in thousands)

Land	$297,169
Buildings and improvements	1,527,221
Properties under development, including land	152,042
Investments in joint ventures	2,652
Properties held for sale	29,687
Other assets, including the value of in-place leases of $31.7 million	37,417
Cash and cash equivalents	16,696
Restricted cash	1,542
Total assets	2,064,426
Notes payable	880,829
Accounts payable, accrued expenses and other liabilities	99,918
Fair value of liabilities, including notes payable	980,747
Total partnership equity	$1,083,679

In connection with the merger, $69.8 million of termination, severance and settlement of share-based compensation costs were incurred.  Of this amount, Summit paid $26.3 million prior to the effective time of the merger.  As of September 30, 2005, we paid $38.0 million of these costs and have accrued $5.5 million.

The following unaudited pro forma financial information for the three and nine months ended September 30, 2005 and 2004, gives effect to the merger as if it had occurred at the beginning of the periods presented. The pro forma financial information for 2005 includes pro forma results for the first two months of 2005 and actual results for the remaining seven months. The pro forma results are based on historical data and are not intended to be indicative of the results of future operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004

Total property revenues	$45,192	$40,577	$130,602	$115,691
Net income (loss)	(3,605)	113,525	(26,737)	109,581
Net income (loss) per unit	$(0.16)	$4.98	$(1.17)	$4.80	.

We focus on the operation, development and acquisition of luxury apartment communities in select neighborhoods throughout the Southeast and Mid-Atlantic United States.  We focus our efforts in five markets: Washington, D.C. Metro, Southeast Florida, Atlanta, Raleigh and Charlotte.  As of September 30, 2005, our portfolio consisted of 48 completed communities comprising 14,991 apartment homes with an additional 1,414 apartment homes under construction at four communities.

Our Consolidated Balance Sheets and our related Consolidated Statements of Operations and Cash Flows for the periods presented prior to the merger are referenced herein as the Predecessor consolidated financial statements (the “Predecessor”).  Our Consolidated Balance Sheet as of September 30, 2005 and our related Consolidated Statements of Operations for the three and seven months ended September 30, 2005 and our Consolidated Statements of Cash Flows for the seven months ended September 30, 2005 are referenced herein as the Successor consolidated financial statements (the “Successor”).

Significant Accounting Policies

The following significant accounting policies represent those in effect as of September 30, 2005.  There have been no significant changes from the accounting policies in place prior to the effective time of the merger.

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

Below is a reconciliation of net operating income from our wholly-owned communities included in continuing operations to its most directly comparable GAAP measure, income from continuing operations before equity in earnings (losses) of joint venture and minority interests:

	For the three	For the three	For the seven	For the two	For the nine
	months ended	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	February 28,	September 30,
(in thousands)	2005	2004	2005	2005	2004
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

Total property revenues	$45,192	$36,583	$102,940	$27,197	$103,546
Total property expenses	15,352	12,207	35,450	9,524	34,796
Net operating income	29,840	24,376	67,490	17,673	68,750
Less other expenses:
Depreciation and amortization	21,759	10,136	50,513	8,398	30,191
Interest	9,104	8,305	20,903	5,882	22,708
Merger expenses	—	—	—	9,947	—
General and administrative	1,209	2,096	3,908	2,146	6,099
Property management	1,187	2,980	2,866	1,651	6,154
Amortization of deferred financing costs	—	476	—	288	1,138
Total other expenses	33,259	23,993	78,190	28,312	66,290
Add non-property income:
Other income	2	562	6	251	1,636
Income (loss) from continuing operations before equity in earnings (losses) of joint venture and minority interests	$(3,417)	$945	$(10,694)	$(10,388)	$4,096

Real Estate Assets, at Cost.  Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development.  For the three and seven months ended September 30, 2005, we capitalized $2.7 million and $6.2 million, respectively, in interest and real estate taxes.  Expenditures directly related to the development, acquisition and improvement of real estate assets, excluding internal costs relating to acquisitions of operating properties, are capitalized at cost as land, buildings and improvements. Indirect development costs, including salaries and benefits and other related costs that are clearly attributable to the development of properties, are also capitalized.  All construction and carrying costs are capitalized and reported on the balance sheet in properties under development until the apartment homes are substantially completed. Upon substantial completion of the apartment homes, the total cost for the apartment homes and the associated land is transferred to buildings and improvements and land, respectively, and the assets are depreciated over their estimated useful lives using the straight-line method of depreciation.  All operating expenses associated with completed apartment homes for properties in the development and leasing phase are expensed.  Upon substantial completion of the project, all apartment homes are considered operating and we begin expensing all items that were previously considered carrying costs.

We capitalized $4.5 million during the seven months ended September 30, 2005, $1.8 million for the two months ended February 28, 2005 and $7.4 during the nine months ended September 30, 2004 of renovation and improvement costs that we believe extended the economic lives and enhanced the earnings of our multifamily properties.  Capital expenditures are capitalized and depreciated over their useful lives, which range from 3 to 20 years.

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

Incentive and benefits plans.  In connection with the merger, all employees of Summit who continued employment with Camden became employees of Camden Development, Inc., a wholly-owned subsidiary of Camden.  All Summit benefit plans, including its Stock Option and Incentive Plans, were terminated or converted into benefit plans of Camden.  Immediately prior to the effective time of the merger, Summit had 454,742 options outstanding, including 91,902 incentive stock options, and 35,229 unvested restricted stock awards.  At the effective time of the merger, all outstanding options were cancelled, and the option holders had the right to receive a cash option payment, as defined in the merger agreement, or to elect to receive Camden common shares in lieu of the cash option payment.  All Summit restricted stock awards became fully vested immediately prior to the effective time of the merger and were considered outstanding shares for all purposes under the merger agreement.

If we had adopted the provisions of SFAS No. 123 to our option grants and ESPP prior to 2003, our net income to common shareholders and related basic and diluted earnings per share would be as follows:

	For the three	For the two	For the nine
	months ended	months ended	months ended
	September 30,	February 28,	September 30,
(in thousands, except per unit amounts)	2004	2005	2004
	(Predecessor)	(Predecessor)	(Predecessor)

Net income (loss), as reported	$124,125	$(10,207)	$142,547
Add: stock-based employee compensation expense included in reported net income	253	37	769
Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(315)	(37)	(971)
Pro forma net income (loss)	$124,063	$(10,207)	142,345

Net income (loss) per unit – basic
As reported	$3.57	$(0.29)	$4.10
Pro forma	3.56	(0.29)	4.09

Net income (loss) per unit – diluted
As reported	$3.52	$(0.29)	$4.06
Pro forma	3.52	(0.29)	4.06

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

In December 2004, FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29,” which addresses the measurement of exchanges of nonmonetary assets.  SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchange of nonmonetary assets that do not have commercial substance.  It also specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective beginning July 1, 2005.  The adoption of SFAS No. 153 did not have a material impact on our financial position, results of operations or cash flows.

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

Reclassifications.  Certain reclassifications have been made to amounts in prior period consolidated financial statements to conform with current period presentations.  In our Consolidated Statements of Cash Flows for the seven months ended September 30, 2005, we changed the classification of changes in restricted cash to present such changes as an investing activity.  We previously presented such changes as operating activities.  In the accompanying Consolidated Statements of Cash Flows for the two months ended February 28, 2005 and for the nine months ended September 30, 2004, we reclassified these changes in balances to be consistent with our 2005 presentation which resulted in an $18,000 decrease and a $3,000 increase in investing cash flows, respectively, and a corresponding $18,000 increase and $3,000 decrease to operating cash flows, respectively, from the amounts previously reported.

2. Per Unit Data

Basic earnings per unit are computed based upon the weighted average number of units outstanding during the respective period. The difference between “basic” and “diluted” weighted average units is the dilutive effect of Summit’s stock-based compensation outstanding, which was either cancelled and paid out or fully vested in connection with the merger with Camden.  No potentially dilutive units were outstanding as of September 30, 2005.  The number of units added to weighted average units outstanding for the diluted calculation was 416,000 and 296,000 for the three and nine months ended September 30, 2004, respectively.

3. Communities Acquired

We acquired no communities during the nine months ended September 30, 2005.  We acquired four communities during the nine months ended September 30, 2004 of which two communities are located in Charlotte, NC (605 apartment homes), one is located in Miami, FL (232 apartment homes) and the remaining community is located in Atlanta, GA (296 apartment homes).  During the year ended December 31, 2004, we acquired a total of six communities with 1,581 apartment homes as follows:

		Apartment
Property Name	Location	Homes
Summit Stonecrest	Charlotte, NC	306
Summit South End Square	Charlotte, NC	299
Summit Doral Villas	Miami, FL	232
Summit Midtown	Atlanta, GA	296
Summit Fallsgrove	Rockville, MD	268
Summit Cotton Mills	Charlotte, NC	180
		1,581

The following unaudited pro forma financial information for the three and nine months ended September 30, 2004 gives effect to the above acquisitions as if they had occurred at the beginning of the period presented.  The pro forma financial information is based on historical data and is not intended to be indicative of the results of future operations.

(in thousands)	Three months ended September 30, 2004	Completed Acquisitions	As Adjusted	Nine months ended September 30, 2004	Completed Acquisitions	As Adjusted

Total revenues	$37,145	$3,296	$40,441	$105,182	$10,172	$115,354
Net income to common unitholders	122,922	(128)	122,794	138,938	(3,666)	135,272

4. Discontinued Operations

The components of net income that are presented as income from discontinued operations include net operating income, depreciation and property specific interest expense, if any.  In addition, the net gain or loss on the disposal of a property is presented in discontinued operations when recognized, including impairment loss, if any.   During the three months ended September 30, 2005, we sold one property located in Atlanta, GA, previously presented in discontinued operations, to an unrelated third party.  The fair value of this property was adjusted at the time of the merger and no gain was recognized on the sale.  As of September 30, 2005, we had no properties classified as held for sale.

During the nine months ended September 30, 2004, we sold eight properties, with 2,084 apartment homes, for an aggregate sales price of $234.9 million, in addition to a parcel of land.  All of these properties were sold as part of our strategy to dispose of older properties and redeploy the proceeds into newer communities in more desirable neighborhoods within our markets.   We also recognized an impairment charge of $6.8 million on one of our held for sale properties during the three months ended September 30, 2004.

The operating results of the one property sold during the third quarter of 2005 and the ten properties sold during 2004 are included in discontinued operations for the three and nine months ended September 30, 2005 and 2004, are as follows:

	For the three	For the three	For the seven	For the two	For the nine
	months ended	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	February 28,	September 30,
(in thousands)	2005	2004	2005	2005	2004
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Property revenues	$223	$5,999	$1,621	$727	$19,465
Property operating expenses	198	2,503	1,133	482	7,903
Net operating income	25	3,496	488	245	11,562
Depreciation and amortization and interest	—	850	—	—	3,512
Income from discontinued operations	$25	$2,646	$488	$245	$8,050

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

The joint venture discussed above is accounted for under the equity method and has been funded with secured, third-party debt.  We are not committed to any additional funding on third-party debt in relation to our joint venture.  Management believes that the investment in the joint venture does not qualify for consolidation as a variable interest entity.  This joint venture is accounted for under the equity method as we exercise significant influence.

In 2002, we entered into two separate joint ventures with a major financial services institution (the “investor member”) to redevelop Summit Roosevelt and Summit Grand Parc, both located in Washington, D.C. Metro, in a manner to permit the use of federal rehabilitation income tax credits.  The investor member contributed approximately $6.5 million for Summit Roosevelt and approximately $2.6 million for Summit Grand Parc in equity to fund a portion of the total estimated costs for the respective communities and will receive a preferred priority return on these capital investments and an annual asset management fee with respect to each community.  The investor member’s interests in the joint ventures are subject to put/call rights during the sixth and seventh years after the respective communities are placed in service.  These joint ventures are consolidated into our financial statements and the amounts contributed are included in accrued expenses and other liabilities in our consolidated balance sheet.

6. Notes Payable

The following is a summary of our indebtedness:

(in millions)	September 30, 2005	December 31, 2004
	(Successor)	(Predecessor)
Senior unsecured notes
$50.0 million 4.30% Notes, due 2007	$52.7	$52.5

Medium-term unsecured notes
$25.0 million 3.59% Notes, due 2005	25.2	25.0
$25.0 million 3.91% Notes, due 2006	25.5	25.0
$25.0 million 4.64% Notes, due 2009	27.4	25.0
$10.0 million 4.90% Notes, due 2010	11.5	10.0
$35.0 million 4.99% Notes, due 2011	39.6	35.0
	129.2	120.0
Total unsecured notes	181.9	172.5

Secured notes
Secured credit facility	—	95.9
Secured line of credit – related party	246.7	—
4.55% - 5.07% Conventional Mortgage Notes, due 2007 – 2013	495.1	490.3
Total secured notes	741.8	586.2

Total notes payable	$923.7	$758.7

In connection with the merger, we recorded a $33.9 million fair value adjustment to account for the difference between the fixed rates and market rates for the mortgage notes, senior unsecured notes, and medium-term unsecured notes.  The fixed interest rates on the various borrowings were primarily above prevailing market rates.  Estimates of fair value are based upon interest rates available for the issuance of debt with similar terms and remaining maturities.

The following is a summary of the debt at the time of merger:

(in millions)	Book Value	Fair Value Adjustment	Fair Value
Unsecured notes
3.59% - 4.99% Notes, due 2005 – 2011	$170.0	$14.8	$184.8

Secured notes
Secured credit facility	188.5	—	188.5
3.61% - 5.07% Mortgage Notes, due 2005 – 2013	488.4	19.1	507.5
	676.9	19.1	696.0
Total notes payable	$846.9	$33.9	$880.8

In connection with the merger, we repaid our $290 million secured credit facility, which had an outstanding balance of $188.5 million at the date of repayment, using proceeds received from a $500 million intercompany line of credit from Camden.  This line of credit bears interest at 6%, has a ten-year term and is secured by the same eleven communities that secured the credit facility.  As of September 30, 2005, we had $246.7 million available under our unsecured line of credit.  Camden has issued letters of credit on our behalf which totaled $2.2 million at September 30, 2005.  Should Camden be required to perform under these letters of credit, we would be liable to repay Camden for any amounts funded.  The issuance of letters of credit by Camden does not decrease our borrowings available under the intercompany line of credit.

During 2003, we obtained an unsecured letter of credit facility, which matures in July 2008 and has a total commitment of $20.0 million.  The letters of credit issued under this facility will serve as collateral for performance on contracts and as credit guarantees to banks and insurers.  As of September 30, 2005, there were $8.9 million of letters of credit outstanding under this facility.

During the three months ended September 30, 2005, we repaid two mortgage notes totaling $7.9 million with effective interest rates ranging from 3.61% to 3.66% per annum.  Amounts paid were funded through our intercompany line of credit with Camden.

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

7.  Net Change in Operating Accounts

The effect of changes in the operating accounts on cash flows from operating activities is as follows:

	For the seven	For the two	For the nine
	months ended	months ended	months ended
	September 30,	February 28,	September 30,
(in thousands)	2005	2005	2004
	(Successor)	(Predecessor)	(Predecessor)
(Increase) decrease in assets:
Other assets, net	$1,609	$1,427	$(1,724)

Increase (decrease) in liabilities:
Accounts payable	(6,470)	(2,287)	4,357
Accrued real estate taxes	6,261	(236)	6,791
Accrued expenses and other liabilities	2,341	(2,975)	2,679
Net change in operating accounts	$3,741	$(4,071)	$12,103

8. Preferred Units

On January 21, 2005, we redeemed all 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units for cash in the amount of $25.00 per unit plus all unpaid distributions through the redemption date. These preferred units were redeemable for cash at a redemption price equal to the holder’s capital account. The holder of the Series C preferred units had the right to exchange these preferred units for shares of Summit’s Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to our treatment or the treatment of the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceeded 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. Distributions on the Series C preferred units were cumulative from the date of original issuance and were payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series C preferred units in the aggregate amount of $0.3 million during the nine months ended September 30, 2005, respectively, and $1.2 million and $3.6 million during the three and nine months ended September 30, 2004, respectively.  As a result of the redemption, the excess of the redemption amount over the carrying amount of the units, which totals $1.5 million, reduced income available to common unitholders for the year ended December 31, 2004.

9. Related Parties

Subsequent to the completion of the merger, Camden now provides certain corporate support services to us including general and administrative and property management services.  Costs incurred by Camden which are clearly applicable to us are included in our consolidated statements of operations.  Certain costs were allocated to us by Camden based upon our total revenues using Camden’s consolidated corporate level expenses as a percentage of their consolidated total revenues.  Costs allocated totaled $6.8 million for the seven months ended September 30, 2005.  The amounts allocated to us by Camden are not necessarily indicative of costs which may have been incurred had we operated as an entity unaffiliated with Camden due to operational synergies and cost savings Camden has achieved as a result of the merger.  However, we believe the allocation is reasonable and in accordance with the SEC’s Staff Accounting Bulletin No. 55.

At the effective time of the merger, we had notes receivable outstanding totaling $3.9 million from nine current and former employees.  Subsequent to the merger, five borrowers paid off their loans totaling $1.8 million.  At September 30, 2005, the notes receivable had an outstanding balance of $2.1 million.  As of November 1, 2005, the employee notes receivable were 100% secured by Camden common shares.

10. Commitments and Contingencies

Construction Contracts.  As of September 30, 2005, we were obligated for approximately $52.3 million of additional expenditures on our four wholly-owned projects currently under development (a substantial amount of which we expect to be funded with our secured intercompany line of credit).

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

On September 23, 2005, the parties to the action executed a stipulation of settlement.  Under the terms of the stipulation, the defendants admit to no wrongdoing or fault.  The stipulation contemplates a dismissal of all claims with prejudice and a release in favor of all defendants of any and all claims related to the merger that have been or could have been asserted by the plaintiffs or any members of the putative class.  In connection with negotiations relating to the stipulation, the parties agreed to include, and have included, in the joint proxy statement/prospectus relating to the merger additional disclosures regarding the merger.

The stipulation of settlement is subject to the customary conditions, including final court approval of the settlement.  If the conditions are satisfied, subject to final court approval of the settlement and dismissal of the action by the court with prejudice, the plaintiff’s counsel will seek and Camden, as successor to Summit, will pay an amount not to exceed in the aggregate $383,000 in settlement of this action for attorneys’ fees and expenses.  Subject to any order of the court, any attorneys’ fees and expenses awarded by the court to plaintiff’s counsel will be paid by Camden, as successor to Summit, on behalf of all defendants within five business days after final court approval of the settlement.  All costs and expenses expected to be incurred associated with this matter have been accrued for and are not material to our consolidated financial statements.

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

On May 6, 2003, we purchased certain assets of Brickell Grand, Inc. (“Brickell Grand”), including the community known as Summit Brickell.  At the time of purchase, Summit Brickell was subject to a $4.1 million claim of construction lien filed by the general contractor, Bovis Lend Lease, Inc. (“Bovis”), due to Brickell Grand’s alleged failure to pay the full amount of the construction costs.  Bovis sought to enforce this claim of lien against Brickell Grand in a suit filed on October 18, 2002 in Miami-Dade Circuit Court, Florida.  In mid-2003, litigation with Bovis was temporarily stayed pending mediation.  In September 2003, Bovis filed an amended complaint seeking to enforce an increased claim of lien of $4.6 million.  Mediation with Bovis ended unsuccessfully in November 2003.  The litigation is proceeding in the Miami-Dade Circuit Court.  As the current owner of Summit Brickell, which property is subject to the claim of lien, we are vigorously defending against these claims of lien and related litigation.  As a result of several items claimed by Bovis in its amended claim of lien, we are asserting a counterclaim for a fraudulent mechanic’s lien, as well as counterclaims for breach of contract and breach of warranties.  In January 2005, Brickell Grand, Inc. filed suit in Miami-Dade Circuit Court, Florida, asserting claims for breach of contract and fraud in the inducement, alleging that Summit has an obligation to indemnify Brickell Grand, Inc. in the Bovis lawsuit and that Summit had failed to properly market the apartments, increasing Brickell Grand Inc.’s cost overrun obligations.  Brickell Grand, Inc. also claims that Summit misappropriated its identity by filing eviction actions in its name.  On May 31, 2005, we paid Bovis $1.3 million, which was credited against amounts owed by us to Bovis.  By paying the $1.3 million, we in no way release our claims against Bovis for construction–related defects or any of Bovis’ warranty obligations related to the Summit Brickell property.  We continue to believe that these allegations made by Brickell Grand, Inc. are not supported by the facts, and intend to vigorously defend against these claims.  All costs and expenses expected to be incurred associated with this matter have been accrued for and are not material to our consolidated financial statements.

We are the developer for one apartment community which is owned by a third party.  Under the development and other related agreements, we have guaranteed certain aspects relating to the construction, lease-up and management of that apartment community.  We have also committed to fund certain development cost overruns, if any, and lease-up losses.  We have evaluated our commitments and obligations under these agreements and determined that no accrual or charge is necessary as the overall development economics are profitable.  We began marketing and leasing activities in the first quarter of 2005 and completed construction during the third quarter of 2005.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on our consolidated financial statements.

Lease commitments.  At September 30, 2005, we had long-term operating leases covering certain land, office facilities and equipment.  Rental expense totaled $62,000 and $160,000 for the three and nine months ended September 30, 2005, respectively, compared to $78,000 and $221,000 for the three and nine months ended September 30, 2004, respectively.  Minimum annual rental commitments for the remaining three months of 2005 are $24,000, and for the years ending December 31, 2006 through 2009 are $0.2 million, $0.2 million, $0.2 million, and $0.1 million, respectively, and $0.1 million in the aggregate thereafter.

11.  Post Retirement Benefits

Camden Summit has entered into a separation agreement with William B. McGuire and William F. Paulsen.  Each separation agreement was effective as of the effective time of the merger of Summit and of Camden Summit, which occurred on February 28, 2005.  Pursuant to the respective separation agreement, as of the effective time of the merger, Messrs. McGuire and Paulsen resigned as an officer and director of Summit and all entities related to Summit, and the respective employment agreement between Summit and each such executive was terminated.  Also pursuant to the respective separation agreement, each such executive received payments totaling $1.0 million and other benefits approximately equivalent to those he was entitled to receive upon termination of employment pursuant to his employment agreement with Summit.

The other benefits received by Messrs. McGuire and Paulsen are considered post retirement benefits.  As of September 30, 2005, we had accrued $3.2 million associated with these post retirement liabilities.  Net periodic benefit cost, relating entirely to interest cost, was $0.1 million for the nine months ended September 30, 2005.  We have not made any contributions as of September 30, 2005, nor do we expect to make any contributions for the remainder of 2005.

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

In conjunction with the merger, the limited partners in the Camden Summit Partnership were offered, on a unit-by-unit basis, the opportunity to redeem their partnership units for $31.20 in cash, without interest, or to remain in the Camden Summit Partnership following the merger at a unit valuation equal to .6687 of a Camden common share.  The limited partner elections resulted in Camden redeeming 742,270.374 million partnership units for cash, for an aggregate of $21.7 million, and issuing 1,769,281.232 million partnership units.  The value of the common shares and partnership units issued was determined based on the average market price of Camden’s common shares for the five day period commencing two days prior to the announcement of the merger on October 4, 2004.  Subsequent to the merger, 0.1 million partnership units have been redeemed for $5.5 million.

Camden Summit Partnership, L.P. is a Delaware limited partnership and a subsidiary of Camden Summit, which is a wholly-owned subsidiary of Camden, a Texas real estate investment trust.  Camden conducted a portion of its business through the Camden Summit Partnership and its subsidiaries.  As of September 30, 2005, Camden held 91.8% of our common limited partnership units as well as the sole 1% general partnership interest.  The remaining 7.2% of the common limited partnership units were held by outside limited partners.

We focus on the operation, development and acquisition of luxury apartment communities in select neighborhoods throughout the Southeast and Mid-Atlantic United States.  We focus our efforts in five markets: Washington, D.C. Metro, Southeast Florida, Atlanta, Raleigh and Charlotte.  As of September 30, 2005, our portfolio consisted of 48 completed communities comprising 14,991 apartment homes with an additional 1,414 apartment homes under construction at four communities.

Property Portfolio

Our multifamily property portfolio, excluding land held for future development is summarized as follows:

	September 30, 2005		December 31, 2004
	Apartment		Apartment
	Homes	Properties	Homes	Properties
Operating Properties
Charlotte, North Carolina (a)	3,134	13	3,134	13
Atlanta, Georgia	3,202	10	3,633	11
D.C. Metro	2,882	9	2,882	9
Raleigh, North Carolina (a)	2,631	7	2,631	7
Southeast Florida	2,520	7	2,100	6
Other	622	2	622	2
Total Operating Properties	14,991	48	15,002	48
Properties Under Development
D.C. Metro	785	2	785	2
Raleigh, North Carolina	484	1	484	1
Charlotte, North Carolina	145	1	145	1
Southeast Florida	—	—	420	1
Total Properties Under Development	1,414	4	1,834	5
Total Properties	16,405	52	16,836	53

Less: Joint Venture Properties (a)	1,203	4	1,203	4

Total Properties Owned 100%	15,202	48	15,633	49

(a)       Includes properties held in a joint venture as follows:  three properties with 792 apartment homes in Charlotte, and one property with 411 apartment homes in Raleigh in which we own a 25% interest, the remaining interest is owned by an unaffiliated private investor.

Development Properties

At September 30, 2005, we had four properties in various stages of construction as follows:

($ in millions)

Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred at 9/30/05	Estimated Date of Completion	Estimated Date of Stabilization

In Lease-Up
Camden Fairfax Corner Fairfax, VA	488	$82.0	$64.9	3Q06	1Q07

Under Construction
Camden Dilworth Charlotte, NC	145	18.0	10.6	2Q06	3Q06
Camden Clearbrook Frederick, MD	297	45.0	20.5	3Q06	1Q07
Camden Manor Park Raleigh, NC	484	52.0	37.6	4Q06	3Q07
Total	1,414	$197.0	$133.6

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

Our consolidated balance sheet at September 30, 2005 included $200.3 million related to wholly-owned properties under development. Of this amount, $127.5 million related to our four projects currently under development. Additionally, at September 30, 2005, we had $72.8 million invested in land held for future development.

Results of Operations

Comparison of the Three Months ended September 30, 2005 and September 30, 2004

Income (loss) from continuing operations decreased $4.5 million, from $0.8 million to $(3.6) million for the three months ended September 30, 2004 and 2005, respectively.  The decrease in income from continuing operations was due to many factors which included, but were not limited to, increases in depreciation, amortization and interest related to our merger with Camden, partially offset by increases in net operating income and decreases in general and administrative expenses.  Our primary financial focus for our apartment communities is net operating income.  Net operating income represents total property revenues less total property expenses.  Net operating income increased $5.5 million, or 22.4%, from $24.4 million to $29.8 million for the three months ended September 30, 2004 and 2005, respectively.  See further discussion of net operating income in our discussion of “Basis of Presentation - Segment Reporting” in Note 1 to our Consolidated Financial Statements.  Comparisons discussed below are made using the combined operations of the Predecessor and Successor for 2005 as compared to the Predecessor’s operations for the same period in 2004.

The following table presents the components of net operating income for the three months ended September 30, 2005 and 2004:

		For the three	For the three
	Apartment	Months ended	months ended
	Homes at	September 30,	September 30,	Change
($ in thousands)	9/30/05	2005	2004	$	%
		(Successor)	(Predecessor)
Property revenues
Same store communities	11,083	$34,469	$32,653	$1,816	5.6%
Non-same store communities	2,705	9,184	3,930	5,254	133.7
Development and lease-up communities	1,414	36	—	36	100.0
Other	—	1,503	—	1,503	100.0
Total property revenues	15,202	45,192	36,583	8,609	23.5

Property expenses
Same store communities	11,083	11,920	10,852	1,068	9.8
Non-same store communities	2,705	3,130	1,355	1,775	131.0
Development and lease-up communities	1,414	7	—	7	100.0
Other	—	295	—	295	100.0
Total property expenses	15,202	15,352	12,207	3,145	25.8

Net operating income
Same store communities	11,083	22,549	21,801	748	3.4
Non-same store communities	2,705	6,054	2,575	3,479	135.1
Development and lease-up communities	1,414	29	—	29	100.0
Other	—	1,208	—	1,208	100.0
Total net operating income	15,202	$29,840	$24,376	$5,464	22.4%

Same store communities are communities we owned and were stabilized as of January 1, 2004.  Non-same store communities are stabilized communities we have acquired or developed after January 1, 2004.  Development and lease-up communities are non-stabilized communities we have developed or acquired after January 1, 2004.

Total property revenues for the three months ended September 30, 2005 increased $8.6 million over the same period in 2004.  Property revenues from our same store properties increased 5.6%, from $32.7 million for the three months ended September 30, 2004 to $34.5 million for the three months ended September 30, 2005.  For same store properties, the primary increase was related to reductions in rent concessions and vacancy.  Property revenues from our non-same store and development and lease-up properties increased from $3.9 million for the third quarter of 2004 to $9.2 million for the third quarter of 2005.  This increase was primarily due to the revenues earned from the six apartment communities, or 1,581 apartment homes, acquired during the year ended December 31, 2004 and the revenues related to development communities completed and stabilized over the past year.  Other property revenues during the three months ended September 30, 2005 relate to the amortization of below market leases in place at the time of the merger.

Total property expenses increased 25.8%, or $3.1 million, as compared to the same period in 2004.  Property expenses for our same store communities increased 9.8% or $1.1 million for the third quarter of 2005 as compared to the third quarter of 2004.  The increase was primarily due to payroll related expenses, increased repair and maintenance and higher property insurance costs.  Non-

same store and development and lease-up communities expenses increased $1.8 million from $1.4 million for the third quarter 2004 as compared to $3.1 million for the third quarter 2005.

General and administrative and property management expenses were $5.1 million and $2.4 million for the three months ended September 30, 2004 and 2005, respectively.  General and administrative and property management expenses as a percent of total revenues decreased from 13.7% to 5.3% for the three months ended September 30, 2004 and 2005, respectively.  This decrease was primarily due to the costs allocated to us by Camden compared to property supervision and general and administrative costs expensed for the three months ended September 30, 2004.   Costs allocated totaled $2.4 million for the three months ended September 30, 2005.  See further discussion of this allocation in our discussion of “Related Parties” in Note 9 to our Consolidated Financial Statements.

Interest expense increased $0.8 million, from $8.3 million to $9.1 million, for the three months ended September 30, 2004 and 2005, respectively.  The increase was primarily a result of additional borrowings incurred during the past year related to our acquisition and development properties and acquisitions completed in 2004.  These increases were partially offset by reductions in interest from the amortization of the fair value adjustments recorded on our notes payable in connection with our merger with Camden.  See further discussion of our notes payable in the “Liquidity and Capital Resources” section.

Depreciation and amortization expense for continuing operations increased $11.1 million, from $10.6 million to $21.8 million, for the three months ended September 30, 2004 and 2005, respectively.  This increase was primarily due to additional depreciation and amortization of intangibles related to in-place leases as a result of our merger with Camden and new development and capital improvements placed in service during the past year.

Distributions to preferred unitholders were $1.2 million for the three months ended September 30, 2004.  We redeemed all outstanding preferred units in January 2005.  See further discussion of our preferred units in Note 8 to our Consolidated Financial Statements.

During the three months ended September 30, 2005, we sold one community located in Atlanta, Georgia.  We recognized no gain on the sale of this community.  During the three months ended September 30, 2004, we sold seven communities, with 2,084 apartment homes, for an aggregate sales price of $212.4 million.  We recognized a gain on sale of $104.4 million related to the sale of these communities.  Additionally, we recorded a $6.8 million impairment charge on one of our held for sale communities during the three months ended September 30, 2004.

Comparison of the Nine Months ended September 30, 2005 and September 30, 2004

Income (loss) from continuing operations decreased $25.3 million, from $3.8 million to $(21.5) million for the nine months ended September 30, 2004 and 2005, respectively.  The decrease in income from continuing operations was due to many factors which included, but were not limited to, increases in depreciation and amortization, interest expense and merger related expenses offset by increases in net operating income.  Our primary financial focus for our apartment communities is net operating income.  Net operating income represents total property revenues less total property expenses.  Net operating income increased $16.4 million, or 23.9%, from $68.8 million to $85.2 million for the nine months ended September 30, 2004 and 2005, respectively.  See further discussion of net operating income in our discussion of “Basis of Presentation - Segment Reporting” in Note 1 to our Consolidated Financial Statements.  Comparisons discussed below are made using the combined operations of the Predecessor and Successor for 2005 as compared to the Predecessor’s operations for the same period in 2004.

The following table presents the components of net operating income for the nine months ended September 30, 2005 and 2004:

		For the seven	For the two	For the nine
	Apartment	months ended	months ended	months ended
	Homes at	September 30,	February 28,	September 30,	Change
($ in thousands)	9/30/05	2005	2005	2004	$	%
		(Successor)	(Predecessor)	(Predecessor)
Property revenues
Same store communities	11,083	$78,896	$21,766	$97,117	$3,545	3.7%
Non-same store communities	2,705	20,506	5,431	6,429	19,508	303.4
Development and lease-up communities	1,414	36	—	—	36	100.0
Other	—	3,502	—	—	3,502	100.0
Total property revenues	15,202	102,940	27,197	103,546	26,591	25.7

Property expenses
Same store communities	11,083	27,040	7,268	32,314	1,994	6.2
Non-same store communities	2,705	7,806	2,256	2,482	7,580	305.4
Development and lease-up communities	1,414	7	—	—	7	100.0
Other	—	597	—	—	597	100.0
Total property expenses	15,202	35,450	9,524	34,796	10,178	29.3

Net operating income
Same store communities	11,083	51,856	14,498	64,803	1,551	2.4
Non-same store communities	2,705	12,700	3,175	3,947	11,928	302.2
Development and lease-up communities	1,414	29	—	—	29	100.0
Other	—	2,905	—	—	2,905	100.0
Total net operating income	15,202	$67,490	$17,673	$68,750	$16,413	23.9%

Same store communities are communities we owned and were stabilized as of January 1, 2004.  Non-same store communities are stabilized communities we have acquired or developed after January 1, 2004.  Development and lease-up communities are non-stabilized communities we have developed or acquired after January 1, 2004.

Total property revenues for the nine months ended September 30, 2005 increased $26.6 million over the same period in 2004.  Property revenues from our same store properties increased 3.7%, from $97.1 million for the first nine months of 2004 to $100.7 million for the first nine months of 2005.  For same store properties, the primary increase was related to reductions in rent concessions and vacancy.  Property revenues from our non-same store and development and lease-up properties increased from $6.4 million for the nine months ended September 30, 2004 to $25.9 million for the same period in 2005.  This increase was primarily due to the revenues related to the six apartment communities, or 1,581 apartment homes, acquired during the year ended December 31, 2004 and the revenues related to development communities completed and stabilized over the past year.  Other property revenues during the nine months ended September 30, 2005 related to the amortization of below market leases in place at the time of the merger.

Total property expenses increased 29.3%, or $10.2 million, during the nine months ended September 30, 2005 as compared to the same period in 2004.  Property expenses for our same store communities increased 6.2%, or $2.0 million for the first nine months of 2005 as compared to the first nine months of 2004.  The increase was primarily due to increases in payroll related expenses, repair and maintenance costs, property insurance and property tax expenses offset by decreases in marketing and leasing expenses.  Non-same store and development and lease-up communities expenses increased $7.6 million from $2.5 million for the first nine months of 2004 as compared to $10.1 million for the first nine months of 2005.  This increase was primarily due to the expenses related to the six apartment communities, or 1,581 homes, acquired during the year ended December 31, 2004 and the expenses related to development communities completed and stabilized over the past year.

General and administrative and property management expenses decreased a total of $1.7 million, from $12.3 million to $10.6 million for the nine months ended September 30, 2004 and 2005, respectively.  General and administrative and property management expenses as a percent of total revenues was 6.6% for the seven months ended September 30, 2005 compared to 13.9% for the two months ended February 28, 2005 and 11.7% for the nine months ended September 30, 2004.  Subsequent to the completion of the merger, costs were allocated to us by Camden based upon our total revenues compared to property supervision and general and administrative costs expensed during the nine months ended September 30, 2004.  Costs allocated totaled $6.8 million for the seven months ended September 30, 2005.  See further discussion of this allocation in our discussion of “Related Parties” in Note 9 to our Consolidated Financial Statements.

During the first nine months of 2005, we incurred merger related expenses of $9.9 million due to advisory and severance related costs associated with our merger with Camden.

Interest expense increased $4.1 million, from $22.7 million to $26.8 million, for the nine months ended September 30, 2004 and 2005, respectively.  The increase was a result of additional borrowings incurred during the past year related to our acquisition and development properties.  These increases were partially offset by reductions in interest from the amortization of the fair value adjustments recorded on our notes payable in connection with our merger with Camden.  See further discussion of our notes payable in the “Liquidity and Capital Resources” section.

Depreciation and amortization expense for continuing operations increased $27.9 million, from $31.3 million to $59.2 million, for the nine months ended September 30, 2004 and 2005, respectively.  This increase was primarily due to additional depreciation and amortization of intangibles related to in-place leases as a result of our merger with Camden and new development and capital improvements placed in service during the past year.

Distributions to preferred unitholders were $3.6 million for the nine months ended September 30, 2004, compared to $0.3 million for the same period in 2005.  The decrease was due to our redemption of all outstanding preferred units in January 2005.  See further discussion of our preferred units in Note 8 to our Consolidated Financial Statements.

During the nine months ended September 30, 2005, we sold one community located in Atlanta, Georgia and recognized no gain on the sale of this property.  During the nine months ended September 30, 2004, we sold eight communities with 2,084 apartment homes for an aggregate sales price of $234.9 million.  We also sold one parcel of land for $88,000 during the nine months ended September 30, 2004.  Additionally, we recorded a $6.8 million impairment charge on one of our communities during the nine months ended September 30, 2004.

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

(iv)                              funding of property developments; and

(v)                                 distributions on our common units.

Capital resources

Our outstanding indebtedness on notes payable as of September 30, 2005 totaled $923.7 million. This amount includes $495.1 million in conventional mortgages, $181.9 million of unsecured notes, and $246.7 million under our $500 million secured intercompany line of credit.  For further discussion of our notes payable outstanding, including the fair value adjustments recorded in connection with the merger, see Note 6 to our Consolidated Financial Statements.

In connection with the merger, we repaid our $290 million secured credit facility, which had an outstanding balance of $188.5 million at the date of repayment, using proceeds received from a $500 million intercompany line of credit from Camden.  This line of credit bears interest at 6%, has a ten-year term and is secured by the same eleven communities which secured the credit facility.

As of January 1, 2005, we had $6.5 million of cash and cash equivalents and $194.1 million available under our then existing $290 million secured credit facility.  After considering the items discussed below and our cash provided by operating activities during the year of $38.6 million, as of September 30, 2005, we had $0.1 million of cash and cash equivalents and $253.3 million available under our $500 million intercompany line of credit.  During the nine months ended September 30, 2005, we generated cash proceeds primarily from borrowings under our $290 million secured credit facility and our $500 million intercompany line of credit.

The proceeds were used primarily for:

•                  Repayment of all amounts outstanding under our $290 million secured credit facility;

•                  Construction activities on properties under development;

•                  Funding of capital expenditures and other improvements;

•                  Redemption of Series C preferred units;

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

The proceeds in the first nine months of 2004 were used primarily to fund:

•                  Construction activities on properties under development;

•                  Acquisition of properties;

•                  Repayment of construction loans; and

•                  Funding of capital expenditures and other improvements.

Contractual Obligations

The following table summarizes our known contractual obligations as of September 30, 2005:

(in millions)	Total	2005	2006	2007	2008	2009	Thereafter
Debt maturities	$923.7	$28.1	$36.8	$68.1	$183.4	$78.5	$528.8
Non-cancelable operating lease payments	0.8	—	0.2	0.2	0.2	0.1	0.1
Construction contracts	52.3	21.1	31.2	—	—	—	—
	$976.8	$49.2	$68.2	$68.3	$183.6	$78.6	$528.9

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

In December 2004, FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29,” which addresses the measurement of exchanges of nonmonetary assets.  SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchange of nonmonetary assets that do not have commercial substance.  It also specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective beginning July 1, 2005.  The adoption of SFAS No. 153 did not have a material impact on our financial position, results of operations or cash flows.

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of Camden Summit’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2005.  Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2005.

In connection with our merger with Camden, our internal controls, including our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) were converted to the internal control processes in place at Camden.  Camden’s management assessed their internal control over financial reporting as of December 31, 2004 and has concluded that it was effective.  Additionally, there were no changes in Camden’s internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

For further discussion regarding legal proceedings, see Note 10 to the Consolidated Financial Statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

(a)                                  Exhibits

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of Chief Executive Officer dated November 4, 2005.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of Chief Financial Officer dated November 4, 2005.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN SUMMIT PARTNERSHIP, L.P.

By: Camden Summit, Inc., its general partner

November 4, 2005	By:	/s/ Dennis M. Steen
Dennis M. Steen
Senior Vice President - Finance Chief Financial Officer and Secretary